Form 10-Q
period 2013-06-30
CONTROL4 CORP
filed 2013-08-30
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to       .

Commission file number [             ]

Control4 Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1583209 (I.R.S. Employer Identification No.)

11734 S. Election Road Salt Lake City, Utah (Address of principal executive offices)	84020 (Zip Code)

(801) 523-3100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

On August 23, 2013, 22,728,515 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	June 30,
	2012	2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,695	$18,065
Accounts receivable, net	13,078	15,368
Inventories	12,515	12,690
Prepaid expenses and other current assets	1,871	1,647
Total current assets	46,159	47,770
Property and equipment, net	2,666	3,528
Intangible assets, net	926	1,053
Other assets	887	2,922
Total assets	$50,638	$55,273
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$14,435	$15,489
Accrued liabilities	6,571	5,991
Deferred revenue	542	689
Current portion of notes payable	1,321	1,379
Total current liabilities	22,869	23,548
Notes payable	1,838	2,411
Warrant liability	601	1,338
Other long-term liabilities	1,620	2,739
Total liabilities	26,928	30,036
Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value; 83,163,408 shares authorized; 15,293,960 shares issued and outstanding at December 31, 2012 and June 30, 2013 (unaudited); aggregate liquidation preference of $118,150 at December 31, 2012 and June 30, 2013	116,313	116,313
Stockholders’ deficit:
Preferred stock, $0.0001 par value, no shares authorized, issued and outstanding
Common stock, $0.0001 par value; 127,836,592 shares authorized; 2,490,870 and 2,525,053 shares issued and outstanding at December 31, 2012 and June 30, 2013 (unaudited), respectively	—	—
Additional paid-in capital	12,988	15,019
Accumulated deficit	(105,587)	(106,085)
Accumulated other comprehensive loss	(4)	(10)
Total stockholders’ deficit	(92,603)	(91,076)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$50,638	$55,273

See accompanying notes to condensed consolidated financial statements.

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(unaudited)		(unaudited)

Revenue	$27,614	$32,543	$50,242	$59,114
Cost of revenue	14,326	15,987	26,792	29,537
Cost of revenue — inventory purchase commitment	—	(180)	—	(180)
Gross margin	13,288	16,736	23,450	29,757
Operating expenses:
Research and development	5,148	6,195	9,961	12,261
Sales and marketing	5,108	5,396	10,146	11,001
General and administrative	2,663	3,188	5,195	6,016
Total operating expenses	12,919	14,779	25,302	29,278
Income (loss) from operations	369	1,957	(1,852)	479
Other income (expense):
Interest income	6	1	9	4
Interest expense	(79)	(133)	(144)	(211)
Other income (expense)	223	(767)	(177)	(741)
Total other income (expense)	150	(899)	(312)	(948)
Income (loss) before income taxes	519	1,058	(2,164)	(469)
Income tax expense	—	(85)	—	(29)
Net income (loss)	$519	$973	$(2,164)	$(498)
Net income (loss) per common share:
Basic	$0.22	$0.39	$(0.94)	$(0.20)
Diluted	$0.03	$0.05	$(0.94)	$(0.20)
Weighted-average number of shares:
Basic	2,352	2,511	2,301	2,507
Diluted	18,971	20,358	2,301	2,507

See accompanying notes to condensed consolidated financial statements.

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(unaudited)		(unaudited)
Net income (loss)	$519	$973	$(2,164)	$(498)
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency exchange	12	(1)	(30)	(6)
Total other comprehensive income (loss)	12	(1)	(30)	(6)
Comprehensive income (loss)	$531	$972	$(2,194)	$(504)

See accompanying notes to condensed consolidated financial statements.

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2013
	(unaudited)

Operating activities
Net loss	$(2,164)	$(498)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	813	1,084
Amortization of intangible assets	136	135
Provision for doubtful accounts	163	101
Gain on inventory purchase commitment	—	(180)
Stock-based compensation	1,373	1,708
Warrant liability expense	176	737
Changes in assets and liabilities:
Accounts receivable	(2,217)	(2,494)
Inventories	(614)	(251)
Prepaid expenses and other current assets	23	208
Other assets	3	(2,035)
Accounts payable	1,270	1,288
Accrued liabilities	65	(394)
Deferred revenue	6	147
Other long-term liabilities	(282)	1,119
Net cash (used in) provided by operating activities	(1,249)	675
Investing activities
Purchases of property and equipment	(1,082)	(1,972)
Business acquisition	—	(88)
Net cash used in investing activities	(1,082)	(2,060)
Financing activities
Proceeds from exercise of options for common stock	153	149
Proceeds from notes payable	311	1,145
Repayment of notes payable	(443)	(514)
Net cash provided by financing activities	21	780
Effect of exchange rate changes on cash and cash equivalents	(30)	(25)
Net decrease in cash and cash equivalents	(2,340)	(630)
Cash and cash equivalents at beginning of period	18,468	18,695
Cash and cash equivalents at end of period	$16,128	$18,065
Supplemental disclosure of cash flow information
Cash paid for interest	$146	$167
Cash paid for taxes	—	61
Supplemental schedule of non-cash investing and financing activities
Options for common stock granted in connection with a business acquisition	—	174

See accompanying notes to condensed consolidated financial statements.

Control4 Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Control4 Corporation (‘‘Control4’’ or the ‘‘Company’’) is a leading provider of automation and control solutions for the connected home. The Company unlocks the potential of connected devices, making entertainment systems easier to use, homes more comfortable, appliances more energy efficient, and families more secure. The Company was incorporated in the state of Delaware on March 27, 2003.

Reclassifications

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation. These reclassifications related primarily to customer rebates which in prior periods were included in accrued liabilities and have now been presented net with accounts receivable as well as reclassification of depreciation expense into the applicable functional captions on the statements of operations. These reclassifications had no effect on previously reported net loss.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive income (loss), and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other future interim or annual period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Prospectus filed with the Securities and Exchange Commission (the “SEC”) on August 2, 2013. The December 31, 2012 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the unaudited condensed consolidated financial statements.

Initial Public Offering

On August 7, 2013, the Company completed its initial public offering (“IPO”) of common stock in which the Company sold and issued 4,600,000 shares of common stock (see Note 10). The condensed consolidated financial statements, including share and per share amounts, do not include the effects of the offering as it was completed subsequent to June 30, 2013.

Stock Split

In July 2013, the Company’s board of directors and stockholders approved an amendment to the Company’s amended and restated certificate of incorporation. The amendment provided for a 1-for-5.2 reverse stock split of the outstanding common stock and outstanding convertible preferred stock (collectively, “Capital Stock”), which became effective on July 18, 2013. Accordingly, (i) every 5.2 shares of Capital Stock have been combined into one share of Capital Stock, (ii) the number of shares of Capital Stock into which each outstanding option or warrant to purchase Capital Stock is exercisable, as the case may be, have been proportionately decreased on a 5.2-for-1 basis, and (iii) the exercise price for each such outstanding option or warrant to purchase Capital Stock has been proportionately increased on a 1-for-5.2 basis. All of the share numbers, share prices, and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-5.2 reverse stock split.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Chief Executive Officer, in making decisions regarding resource allocation and accessing performance. To date, the Company has viewed its operations and manages its business as one segment.

Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. The Company deposits cash and cash equivalents with one high-credit-quality financial institution and maintains balances that exceed federally insured amounts. The Company has policies that limit its investments as to types of investments, maturity, liquidity, credit quality, concentration and diversification of issuers.

The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States and Canada. The Company’s sales to customers located outside the United States are generally denominated in United States dollars, except for sales to customers located in the United Kingdom, which are denominated in pounds sterling. There were no individual account balances greater than 10% of total accounts receivable at December 31, 2012 and June 30, 2013.

No customer accounted for more than 10% of total revenue for the year ended December 31, 2012 or for the three- and six-month periods ended June 30, 2012 and 2013.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to customers located outside of the United States. With the exception of Canada, no single foreign country accounted for more than 10% of total revenue during the year ended December 31, 2012 or for the three- and six-month periods ended June 30, 2012 and 2013. The following table sets forth revenue from the U.S., Canadian and all other international customers combined (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue-United States	$18,191	$21,102	$33,502	$38,804
Revenue-Canada	3,378	4,066	5,840	7,411
Revenue-all other international sources	6,045	7,375	10,900	12,899
Total revenue	$27,614	$32,543	$50,242	$59,114

International revenue (excluding Canada) as a percent of total revenue	22%	23%	22%	22%

Use of Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to revenue recognition, sales returns, provisions for doubtful accounts, product warranty, inventory obsolescence, litigation, determination of fair value of stock options, deferred tax asset valuation allowances and income taxes. Actual results may differ from those estimates.

Product Warranty

The Company provides its customers a limited product warranty of two years, which requires the Company to repair or replace defective products during the warranty period at no cost to the customer. The Company estimates the costs that may be incurred to replace or repair defective products and records a reserve at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed systems, the Company’s historical experience and management’s judgment regarding anticipated rates of product warranty returns. The Company assesses the adequacy of its recorded warranty liability each period and makes adjustments to the liability as necessary.

The following table presents the changes in the product warranty liability (in thousands):

Warranty Liability
Balance at December 31, 2012	$1,155
Warranty costs accrued	419
Warranty claims	(314)
Balance at June 30, 2013	$1,260

Redeemable Convertible Preferred Stock Warrant

Freestanding warrants that relate to the Company’s redeemable convertible preferred stock are classified as a liability on the balance sheet. The Company’s outstanding warrant to purchase Series G-1 redeemable convertible preferred stock is subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income or expense. Fair value is measured using the Black-Scholes option-pricing model. The Company adjusted the liability for changes in fair value through the completion of its initial public offering at which time the warrant was net-exercised and the warrant holder received common shares (see Note 7).

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of the accounts. The fair value of the notes payable approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net income per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options and the assumed conversion of outstanding convertible preferred stock and warrants using the if-converted method. In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, as any additional common shares would be anti-dilutive.

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2013	2012	2013
Numerator:
Net income (loss)	$519	$973	$(2,164)	$(498)
Denominator:
Weighted average common stock outstanding for basic net income per common share	2,352	2,511	2,301	2,507
Effect of dilutive securities—stock options, convertible preferred stock, and warrants to purchase common stock and preferred stock	16,619	17,847	—	—
Weighted average common shares and dilutive securities outstanding	18,971	20,358	2,301	2,507

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net loss per share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2013	2012	2013
Convertible preferred stock	—	—	15,294	15,294
Options to purchase common stock	560	111	4,285	4,654
Warrants to purchase common stock	470	—	541	541
Warrants to purchase preferred stock	187	—	194	194
Total	1,217	111	20,314	20,683

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, ‘‘Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.’’ The amended guidance requires an entity to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period. The guidance is effective prospectively for the reporting periods beginning after December 15, 2012. This new guidance was effective for the Company beginning January 1, 2013. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows as it relates only to financial statement presentation.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2012	2013
Finished goods	$12,306	$11,864
Component parts	209	826
	$12,515	$12,690

Property and equipment, net consisted of the following (in thousands):

	December 31,	June 30,
	2012	2013
Computer equipment and software	$3,518	$3,621
Manufacturing tooling and test equipment	2,731	2,332
Furniture and fixtures	1,801	1,876
Lab and warehouse equipment	1,974	2,272
Marketing equipment	419	424
Leasehold improvements	803	1,373
	11,246	11,898
Less: accumulated depreciation	(8,580)	(8,370)
	$2,666	$3,528

Intangible assets, net consisted of the following (in thousands):

	December 31,	June 30,
	2012	2013
Acquired technology	$1,357	$1,619
Less: accumulated amortization	(431)	(566)
	$926	$1,053

Other assets consisted of the following (in thousands):

	December 31,	June 30,
	2012	2013
Deferred offering costs	$—	$1,991
Prepaid licensing	700	754
Deposits	187	177
	$887	$2,922

Accrued liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2012	2013
Current portion of settlement obligations (see Note 5)	$2,229	$1,373
Sales returns and warranty accrual	2,045	2,304
Compensation accruals	1,495	1,813
Other accrued liabilities	802	501
	$6,571	$5,991

3. Fair Value Measurements

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and redeemable preferred stock warrants. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1: Quoted prices in active markets for identical assets or liabilities. The Company classifies its money market funds as Level 1 instruments as they are traded in active markets with sufficient volume and frequency of transactions.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The Company did not have any Level 2 instruments during the reported periods.

Level 3: Unobservable inputs are used when little or no market data is available. The Company utilized a Black-Scholes option-pricing model in order to determine the fair value of the redeemable preferred stock warrant, with such value determined on an as-converted basis. Certain inputs used in the model are unobservable. The fair values could change significantly based on future market conditions.

The fair values of these financial assets and the redeemable preferred stock warrant were determined using the following inputs (in thousands):

	Fair value measurements at
	December 31, 2012 using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,554	$—	$—	$15,554
Other liabilities:
Redeemable preferred stock warrants	—	—	601	601

	Fair value measurements at
	June 30, 2013 using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,008	$—	$—	$12,008
Other liabilities:
Redeemable preferred stock warrants	—	—	1,338	1,338

The following table summarizes the change in value of the convertible preferred stock warrant liability (in thousands) during the six months ended June 30, 2013:

Convertible preferred
stock warrant liability
Balance at the beginning of the period	$601
Change in fair value included in other (income) expense	737
Balance at the end of the period	$1,338

4. Acquisition

On June 21, 2013, the Company acquired 100% of the stock of a technology company. The fair value of the aggregate purchase price was approximately $259,000, which consisted of (1) a cash payment of $10,000, (2) notes payable of approximately $74,000, and (3) options to purchase shares of common stock with an exercise price of $11.28.  The estimated fair value of separately identifiable intangible assets will be amortized over an estimated useful life of two to three years. As a result, future amortization expense related to the acquisition will be $48,000, $96,000, $88,000, and $40,000 for the years ending December 31, 2013, 2014, 2015, and 2016, respectively.

The determination of the final purchase price is subject to potential adjustment, based on the finalization of the value of the equity options. Additionally, the allocation of the purchase price may change based upon the finalization of the fair value of the identified acquired intangible assets.

5. Long-Term Obligations

Loan and Security Agreement

In June 2013, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”), which consists of a revolving credit facility of $13.0 million (subject to certain borrowing base restrictions) and term borrowings to fund purchases of property and equipment. All borrowings under the SVB Agreement are collateralized by the general assets of the Company. The credit facility has a variable rate of interest of prime (as published in the Wall Street Journal) or LIBOR plus 2.50%, as selected by the Company. The rate was 3.25% at June 30, 2013. In addition, the Company pays an annual commitment fee of $20,000 and a quarterly unused line fee of 0.375% based on the difference between the borrowing commitment of $13.0 million and the then-current balance. The SVB Agreement provides for $2.75 million in term borrowings to fund purchase of property and equipment through May 2014, of which $2.0 million was available at June 30, 2013. Term borrowings are payable in 42 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at June 30, 2013.

Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to our accounts receivable and inventory levels. As of June 30, 2013, our total borrowing capacity was approximately $13.0 million, and no borrowings were outstanding. The revolving credit facility has a maturity date of May 29, 2015.

The SVB Agreement contains various restrictive and financial covenants and we were in compliance with each of these covenants as of June 30, 2013.

Settlement Obligation

The Company has entered into various settlement agreements relating to alleged patent infringements, which included future payments under non-interest bearing, unsecured notes payable. The carrying value of the notes payable have been discounted using implied interest rates between 3.75% and 4.5%.

Future annual payments on the settlement obligations as of June 30, 2013 are shown in the table below (in thousands):

2013	$1,200
2014	1,520
2015	620
2016	620
3,960
Less amount representing interest	(248)
Present value of settlement obligations	3,712
Less current portion of settlement obligations	(1,373)
Long-term portion of settlement obligations	$2,339

Upon closing of the Company’s initial public offering, the balance due on one of the settlement obligations was accelerated and became immediately due and payable.  As a result, we made a final payment on this obligation of $2.1 million on August 12, 2013.  The difference between the carrying value of the note and the payment was recorded as a $0.2 million charge to interest expense.

6. Income Taxes

In order to determine the quarterly provision for income taxes, the Company considers the estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense was $0 and $85,000 for the three months ended June 30, 2012 and 2013, respectively, or approximately 0% and 8% of income before income taxes, respectively.  Income tax expense was $0 and $29,000 for the six months ended June 30, 2012 and 2013, respectively, or approximately 0% and 6% of income before income taxes, respectively. The effective tax rate for the three and six months ended June 30, 2013 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, foreign income taxes, U.S. federal alternative minimum tax, incentive stock options, and the domestic valuation allowance offsetting most of the statutory rate.

At June 30, 2012 and 2013, the Company had a full valuation allowance against the deferred tax assets of its domestic operations as it believes it is more likely than not that these benefits will not be realized. At June 30, 2012, the Company also had a full valuation allowance against the deferred tax assets of its operations in the UK; however, the foreign valuation allowance has subsequently been released.  Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, the assessment may conclude that the remaining portion of the deferred tax assets are realizable.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Hong Kong, China and India. The Company is subject to examination in the United States, the United Kingdom, Hong Kong, China, and India as well as various state jurisdictions. As of June 30, 2013, the Company was not under examination by any tax authorities.

7. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Redeemable Convertible Preferred Stock

Upon closing of the Company’s initial public offering, the 15,293,960 shares of issued and outstanding redeemable convertible preferred stock were converted into common stock. Each share of redeemable convertible preferred stock, shown as issued and outstanding in the table below, was converted into one share of common stock.  The carrying value of the redeemable preferred stock at June 30, 2013 of $116.3 million was reclassified to common stock and additional paid-in capital.

Redeemable convertible preferred stock consisted of the following at December 31, 2012 and June 30, 2013 (in thousands, except share data):

	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference
Series A	8,150,000	1,567,306	$4,075
Series B	18,124,230	3,485,425	14,735
Series C	14,215,791	2,726,476	15,000
Series D	7,789,215	1,497,921	15,890
Series E	5,045,662	965,927	11,000
Series F	5,988,024	1,151,542	20,000
Series G	8,677,338	1,668,707	15,450
Series G-1	2,073,148	216,015	2,000
Series H	13,100,000	2,014,641	20,000
	83,163,408	15,293,960	$118,150

The Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series G-1 and Series H redeemable convertible preferred stockholders are entitled to receive, when, as and if declared by the Company’s Board of Directors, dividends at a rate of $0.21, $0.34, $0.44, $0.85, $0.91, $1.39, $0.74, $0.74, and $0.79 per share per year, respectively. To the extent that additional dividends are declared by the Board of Directors, those amounts would be distributed equally among the Preferred Stockholders and common stockholders. As of June 30, 2013, no dividends had been declared by the Board of Directors.

Warrants to Purchase Stock and Preferred Stock Warrant Liability

Warrants to purchase common and preferred stock at December 31, 2012 and June 30, 2013 are summarized in the following table:

	Number of Shares Subject to Warrant	Exercise Price
Warrants to purchase common shares	71,153	$7.49
Warrants to purchase common shares	470,082	9.93
Warrants to purchase Series C redeemable convertible preferred stock	7,325	5.50
Warrants to purchase Series E redeemable convertible preferred stock	4,390	11.39
Warrants to purchase Series G-1 redeemable convertible preferred stock	182,666	9.26
	735,616

Upon the closing of the Company’s initial public offering, warrants to purchase 723,901 shares of the Company’s common and preferred stock were net exercised, and the Company issued 293,232 shares of common stock to the holders of the warrants.

In 2009, the Series G-1 investors received warrants to purchase 182,666 shares of Series G-1 redeemable convertible preferred stock at a price of $9.26 per share. The warrants became immediately exercisable upon the closing of the Series G-1 financing and the fair value of $0.4 million was recorded as a liability with the offsetting charge to expense. Because the holders of the preferred stock were able to elect to redeem the shares for cash, the Company’s outstanding preferred stock warrants are classified as liabilities and are revalued at the end of each reporting period using the Black-Scholes option-pricing valuation model. Changes in fair value are reflected in the Company’s statements of operations as other income or expense. The fair market value of the Company’s common stock was used to value the warrant liability using the Black-Scholes option-pricing model. The fair value of the warrants was calculated using the income approach and is based on the following assumptions:

	December 31, 2012	June 30, 2013
Dividend yield	0%	0%
Expected volatility	54%	56%
Risk-free interest rate	0.16%	0.15%
Remaining contractual term (in years)	1.5	1.0

As discussed above, upon the closing of the Company’s initial public offering, the warrants to purchase shares of the Company’s redeemable convertible preferred stock were net exercised.  Of the 293,232 shares issued, the Company issued 76,964 shares of common stock to the warrant holder of Series G-1 redeemable convertible preferred stock. The then-current aggregate fair value of the warrant liability of $1.3 million was reclassified from long-term liabilities to additional paid-in capital, a component of stockholders’ equity, and the Company ceased to record any further periodic fair value adjustments relating to the warrant liability.

Stock Options

In 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Plan”), which provides for the granting of nonqualified and incentive stock options, stock appreciation rights, stock awards and restricted stock. Under the 2003 Plan, the Company may grant nonqualified and incentive stock options to directors, employees and non-employees providing services to the Company. The Board of Directors, on an option-by-option basis, determines the number of shares, terms and exercise period. Options granted generally have a ten-year life and vest over a period of four years. The exercise price of options on the date of grant is equivalent to the estimated fair value of the stock as determined by the Board of Directors based upon information available to it at the time of grant. Because there was no public market for the common stock, the Company’s Board of Directors determined the fair value of the Company’s common stock based on a variety of factors, including periodic valuations of the Company’s common stock, arm’s-length sales of the Company’s common stock, the Company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies and the illiquid nature of the Company’s common stock. As of June 30, 2013, an aggregate of 6,438,575 shares are authorized for issuance under the 2003 Plan. The terms of the 2003 Plan allow for defined increases to the number of authorized shares available for grant.

On June 11, 2013, the Company’s Board of Directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was subsequently approved by the Company’s stockholders.  The 2013 Plan became effective as of the closing of our initial public offering. The Company initially reserved 2,390,401 shares of its Common Stock for issuance of awards under the 2013 Plan. To the extent that any awards outstanding under the 2003 Plan are forfeited or lapse unexercised subsequent to August 1, 2013, the shares of common stock subject to such awards will become available for issuance under the 2013 Plan.  The 2013 Plan provides for annual increases in the number of reserved shares of up to 5% of the outstanding number of shares of the Company’s Common Stock.

A summary of stock option activity under the 2003 Plan for the six months ended June 30, 2013 is presented below:

	Shares Subject to Options Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	4,649,238	$3.33	$5.56	7.2
Granted	389,782	9.75	11.28
Exercised	(34,183)	2.59	4.36
Expired	(31,695)	3.39	5.63
Forfeited	(31,036)	4.23	6.98
Balance at June 30, 2013	4,942,106	3.81	6.01	6.8

Exercisable options at June 30, 2013	2,938,384	$2.70	$4.51	5.6
Vested and expected to vest at June 30, 2013	4,584,212	3.68	5.85

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Exercise Price	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)
$0.26 - 1.30	$0.57	196,375	1.5	196,375	1.5
1.35 - 2.60	2.18	477,192	3.0	477,192	3.0
2.65 - 3.90	3.23	341,020	4.1	341,020	4.1
3.95 - 5.20	4.87	975,373	5.7	921,737	5.7
5.25 - 6.50	6.19	1,743,786	8.2	833,366	8.2
6.55 - 7.80	7.49	118,947	7.0	89,898	7.0
7.85 - 9.10	8.84	242,297	9.0	66,011	9.0
9.15 - 11.28	10.47	847,116	9.1	12,785	9.4
		4,942,106		2,938,384

The following table summarizes the aggregate intrinsic-value of options exercised, outstanding and exercisable (in thousands):

For the six months ended and as of June 30, 2013
Options Exercised	$306
Options Outstanding	49,461
Options Exercisable	33,798

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Expected volatility	62-63%	56-59%	62-63%	56-59%
Expected dividends	0%	0%	0%	0%
Expected terms (in years)	5.5-6.1	3.3-7.2	5.5-6.1	3.3-7.2
Risk-free rate	0.8-0.9%	0.8-1.7%	0.8-0.9%	0.8-1.7%
Forfeiture rate	7.9	7.2	7.9	7.2

Total stock-based compensation expense has been classified as follows in the accompanying statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Cost of revenue	$18	$15	$35	$31
Research and development	129	319	259	555
Sales and marketing	138	172	282	356
General and administrative	356	364	797	766
Total stock-based compensation expense	$641	$870	$1,373	$1,708

At June 30, 2013, there was $8.4 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 3.2 years.

Reserved Shares

At June 30, 2013, the Company had reserved shares of its common stock for future issuance as follows:

Stock options under the 2003 Plan:
Options outstanding	4,942,106
Reserved for future grants	187,666
Convertible preferred stock:
Issued and outstanding (as-if converted basis)	15,293,960
Warrants to purchase common and preferred stock	735,616
21,159,348

8. Related Party Transactions

The Company has entered into sales agreements with certain of its investors. The following table sets forth revenue from product sales to companies affiliated with these investors (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2013	2012	2013
Company 1	$594	$807	$820	$1,365
Company 2	602	9	602	128
Company 3	417	360	767	486
Company 4	249	134	416	419
	$1,862	$1,310	$2,605	$2,398

As of December 31, 2012 and June 30, 2013, the Company had accounts receivable from these companies totaling $1.5 million and $0.8 million, respectively.  Purchase and payment terms with these customers are consistent with other non-affiliated companies.

9. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space under operating leases that expire between 2013 and 2018. The terms of the leases include periods of free rent, options for the Company to extend the leases (three to five years) and increasing rental rates over time. The Company recognizes rental expense under these operating leases on a straight-line basis over the lives of the leases and has accrued for rental expense recorded but not paid.

Rental expense was approximately $0.2 million and $0.3 million for the three months ended June 30, 2012 and 2013, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2012 and 2013, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of June 30, 2013 (in thousands):

2013	$654
2014	1,336
2015	1,335
2016	1,264
2017	1,124
Thereafter	557
$6,270

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through December 2013 totaling approximately $21.8 million at June 30, 2013.

Employment Agreements

The Company has signed employment agreements with certain executive officers who are entitled to receive certain benefits if their employment is terminated by the Company, including severance payments, accelerated vesting of stock options and continuation of certain insurance benefits.

Legal Matters

The Company is subject to various lawsuits and other claims that arise from time to time in the ordinary course of business. These actions may be based on alleged patent infringement or other matters. The Company intends to defend itself vigorously against any such actions. The Company establishes reserves for specific liabilities in connection with legal actions that it deems to be probable and estimable.

In management’s opinion, the Company is not currently involved in any legal proceedings that, individually or in the aggregate, could have a material effect on the Company’s financial condition, operations, or cash flows.

10. Subsequent Events

At June 30, 2013, the Company had capitalized $2.0 million of offering costs associated with the IPO, which were recorded in other assets on the unaudited condensed consolidated balance sheet. Upon the initial closing of the IPO, these offering costs, in addition to any offering costs incurred subsequent to June 30, 2013, were recorded as a reduction of the IPO proceeds.

In August 2013, the Company completed its initial public offering of common stock in which the Company issued and sold 4,600,000 shares of its common stock at a price of $16.00 per share. As a result of the IPO, the Company raised a total of $73.6 million in gross proceeds, or approximately $65.9 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and estimated offering expenses of approximately $2.5 million. Upon the closing of the IPO, all shares of the Company’s preferred stock outstanding automatically converted into 15,293,960 shares of common stock. In addition, as it relates to the Company’s warrant liability, upon the closing of the IPO, the warrants to purchase shares of the Company’s redeemable convertible preferred stock were net exercised, and the Company issued 76,964 shares of common stock to the warrant holder.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document.  Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These statements are based on the beliefs and assumptions of our management based on information currently available to management.  The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report.  All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

Control4 is a leading provider of automation and control solutions for the connected home. We unlock the potential of connected devices, making entertainment systems easier to use, homes more comfortable and energy efficient, and families more secure. We provide our consumers with the ability to integrate music, video, lighting, temperature, security, communications and other functionalities into a unified home automation solution that enhances our consumers’ daily lives. At the center of our solution is our advanced software platform, which we provide through our products that interface with a wide variety of connected devices that are developed by us and by third parties.

We derive virtually all of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home. We derive a smaller portion of our revenue from licensing our MyHome software, which allows consumers to access their home control system from within their home using their smartphone, tablet or laptop.  We recently began bundling the MyHome software licenses with our controller appliances. As a result, we are currently only selling the MyHome software to legacy system owners and anticipate that sales of individual MyHome software licenses will continue to decline and we will eventually discontinue the sale of the unbundled software. We also generate revenue from the sale of annual subscriptions to our 4Sight service, which allows consumers to remotely access and control their home control system, as well as receive alerts regarding activities in their home.  4Sight also allows dealers to perform remote diagnostic services. Although our subscription-based revenue is currently insignificant, we intend over time to develop additional subscription-based services and increase our subscription-based revenue.

We outsource the manufacturing of our hardware products to contract manufacturers. The majority of our hardware products are manufactured by Sanmina and LiteOn at their respective facilities in southern China, with additional manufacturing performed by six other contract manufacturers throughout Asia.

Consumers purchase our products from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers design and install a solution to fit the specific needs of each consumer, whether it is a one-room home theatre solution or a whole-home automation solution that includes the integration of music, video, lighting, temperature, security and communications devices. Our products are installed in both new and existing residences. In addition, a portion of our revenue is attributable to small commercial installations and multi-dwelling units, including hotels. During the year ended December 31, 2012, we sold our products directly to over 2,800 active direct dealers in the United States, Canada, the United Kingdom and 40 other countries, and partnered with 27 distributors to cover an additional 38 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, billing and service for dealers in each of those countries.

We were founded in 2003 and began shipping our products and generating revenue in 2005. Our revenue has increased from $23.0 million for the year ended December 31, 2006 to $109.5 million for the year ended December 31, 2012. Our revenue for the three- and six-month periods ended June 30, 2013 was $32.5 million and $59.1 million, compared to $27.6 million and $50.2 million for the three- and six-month periods ended June 30, 2012. Our revenue growth has resulted primarily from a combination of adding new dealers and distributors to our sales channels, as well as increasing revenue from existing dealers and distributors by enhancing and expanding our product offerings and solutions.

To date, nearly all of our revenue growth has been organic. We have completed small acquisitions, but those acquisitions have been technology- and distribution-related and have not contributed materially to our revenue. We intend to identify, acquire and integrate strategic technologies, assets and businesses that we believe will enhance the overall strength of our business.

We have historically experienced seasonal variations in our revenue as a result of holiday-related factors that are common in our industry. Our revenue is generally highest in the fourth quarter due to consumers’ desires to complete their home installations prior to the Thanksgiving and Christmas holidays. We generally see decreased sales in the first quarter due to the number of installations that were completed in the fourth quarter and the resulting decline in dealer activity in the first quarter. We generally expect these seasonal trends to continue in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

	December 31, 2012	June 30, 2013
Number of North America dealers	2,350	2,416
Number of direct international dealers	501	536

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Number of controller appliances sold	18,463	15,208	33,685	32,966
Core revenue growth	18%	20%	17%	19%
International core revenue as a percentage of total revenue	19%	21%	20%	21%

Number of North America and Direct International Dealers

Because our dealers promote, sell, install and support our products, a broader dealer network allows us to reach more potential consumers across more geographic regions. We expect our dealer network to continue to grow, both in North America and internationally. While we have historically focused on dealers affiliated with the Custom Electronics Design and Installation Association (“CEDIA”), we believe there is an opportunity to establish relationships with dealers outside of CEDIA, including electrical contractors, heating and cooling specialists, and security system installers. The number of dealers in the above table reflects active direct dealers that have placed an order with us in the trailing 12-month period.

Our international dealer network is growing at a faster rate than our North America dealer network, and we expect this trend to continue as we increase our presence in new and existing international markets. In addition, in some international markets, we plan to establish direct relationships with selected dealers that we previously served through distributors, which we expect will further increase our number of direct international dealers.

Number of Controller Appliances Sold

Our controller appliances contain our proprietary software and provide consumers with the essential software technology to enable home control, automation and personalization. The number of controller appliances we sell in a given period provides us with an indication of consumer adoption of our technology. Our sales of controller appliances also create significant opportunity to sell our other products and services. Once a consumer has deployed our controller appliances, we believe that the consumer is more likely to remain committed to our technology platform and purchase more of our products, applications and services in the future.

In the first quarter of 2012, we introduced our new HC-800 controllers and in the second quarter of 2012, we introduced our new HC-250 controllers.  These new controllers offer increased capability and performance compared to the controllers that they replaced (i.e. the HC-1000, the HC-300, and the HC-200).  As a result of the increased capability and higher performance of the new controllers, many installations now require fewer controllers per system and we have therefore seen a decrease in the average number of controllers per system in 2013 compared to 2012.  The net result is an increase in revenue and a decrease in the number of controllers sold for the three-and six-month periods ended June 30, 2013 compared to the same periods of 2012.

Core Revenue Growth

The majority of our revenue comes from sales of our products through our distribution channels comprised of dealers in the United States and Canada and dealers and distributors located throughout the rest of the world. We refer to revenue attributable to sales through dealers located in the United States and Canada as North America Core revenue, and revenue attributable to sales through dealers and distributors located throughout the rest of the world as International Core revenue. Core revenue does not include revenue from sales to hotels or multi-dwelling units or certification fees paid to us. Our revenue from sales to hotels, multi-dwelling units and other sources is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from these sources to continue to be attributable to large projects and will continue to be significant in some periods and insignificant in other periods. We, therefore, believe that our core revenue growth is a good measure of our market penetration and the growth of our business.

International Revenue as a Percentage of Total Revenue

We believe that the international market represents a large and underpenetrated opportunity for us. In recent years, we have established offices in international regions, we have formed relationships with international dealers and distributors and we have expanded foreign language support for our solutions. We track International revenue as a percentage of total revenue as a key measure of our success expanding our business internationally.

Recent Developments

Net Proceeds from Initial Public Offering

On August 7, 2013, we completed our initial public offering (“IPO”) of common stock in which we sold and issued 4,600,000 shares of common stock and received net proceeds of approximately $65.9 million after deducting underwriting discounts and commissions and estimated offering expenses. The condensed consolidated financial statements, including share and per share amounts, do not include the effects of the offering as it was completed subsequent to June 30, 2013.

Effect of Initial Public Offering on Warrant Liability

Freestanding warrants that relate to the Company’s redeemable convertible preferred stock are classified as a liability on the balance sheet. The warrant to purchase Series G-1 redeemable convertible preferred stock is subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income or expense. Fair value is measured using the Black-Scholes option-pricing model. As of June 30, 2013, we adjusted the liability based upon the mid-point of the estimated preliminary price range for our IPO. As a result, we recognized $763,000 and $737,000 of other expense during the three- and six-month periods ended June 30, 2013.

Upon the closing of our initial public offering, the holders of the Series G-1 warrants net-exercised their warrants in exchange for 76,964 shares of our common stock.  The warrant liability of $1.3 million was reclassified from long-term liabilities to additional paid-in capital, a component of stockholders’ equity, and we ceased to record any further periodic fair value adjustments relating to the warrant liability.

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of products that contain our proprietary software. We generally recognize revenue upon the shipment of our products. We also license software that allows our customers to manage and control their homes from their smartphones, tablets or laptops. We recognize software license revenue at the time the software license is provided to the customer. In addition, we sell a subscription service, 4Sight, that allows consumers to control and monitor their homes remotely from their smartphones, tablets or laptops, and allows our dealers to perform remote diagnostic services. We defer subscription revenue at the time of payment and recognize it ratably over the term the service is provided. We record estimated reductions to revenue for dealer and distributor incentives at the time of the initial sale. We also record estimated reductions to revenue for estimated returns from our dealers and distributors at the time of the initial sale.

Cost of Revenue

Cost of revenue is comprised primarily of the price we pay our contract manufacturers for the components and products that they produce on our behalf. We closely monitor our product costs and continually work to reduce the cost of our products through negotiation with our contract manufacturers and component vendors and engineering design changes. Cost of revenue also includes all of the overhead expenses associated with procuring, warehousing and shipping our products (both inbound and outbound). Cost of revenue also includes estimated and actual expenses associated with excess and obsolete inventory, as well as warranty expenses and royalty fees paid to third-party licensors.

Gross Margin

As a percentage of revenue, our gross margin has been and will continue to be affected by a variety of factors. Our gross margin is relatively consistent across our products. Our gross margin is higher on software licensing and subscription revenue than it is on product sales. Our gross margin is also higher on our sales made directly through dealers than it is on our sales made through distributors. Gross margin may also be negatively affected by price competition in our target markets. Our gross margin on third-party products we sell through our online distribution platform is higher than our gross margin on our other product sales because we only recognize our net profit on these sales as revenue.

In the near term, we generally expect our gross margin to increase modestly as a result of our continued efforts to work with our contract manufacturers and component vendors to reduce the cost of components we purchase, engineer product design and cost improvements, manage our supply chain and realize economies of scale as we grow our business. We also expect increased third-party product sales through our online distribution platform to have a positive impact on our gross margin going forward. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed in the preceding paragraph.

Research and Development

Research and development expenses consist primarily of compensation for our engineers and product managers. Research and development expenses also include prototyping and field-testing expenses incurred in the development of our products, including products used for testing. We also include fees paid to agencies to obtain regulatory certifications. We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to invest in the development of new solutions; however, we expect those expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Sales and Marketing

Sales and marketing expenses consist primarily of compensation and related travel expenses for our sales and marketing personnel. Sales and marketing expenses also include expenses associated with trade shows, marketing events, advertising and other marketing-related programs. We expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future as we add sales personnel, particularly in our international channel, and continue to invest in advertising and promotions to increase awareness of our products. However, we also expect our sales and marketing expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

General and Administrative

General and administrative expenses consist primarily of compensation for our employees in our executive administration, finance, information systems and legal departments. Also included in general and administrative expenses are outside legal fees, audit fees, facilities expenses and insurance costs. We expect our general and administrative expenses to increase in absolute dollars primarily as a result of the increased cost associated with being a public company. However, we also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Results of Operations

Revenue

We refer to revenue from sales through our dealer and distributor network in the United States and Canada (“North America”) and outside of North America (“International”) as our Core revenue. Our Core revenue excludes revenue attributable to products we sell to hotels and other multi-dwelling units, and certain other revenue. The following is a breakdown of our revenue between North America and International and a further breakdown between our Core revenue and other revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(In thousands)
North America Core Revenue	$21,331	$24,929	$38,588	$45,399
Other North America Revenue	238	240	754	816
Total North America Revenue	21,569	25,169	39,342	46,215
International Core Revenue	5,293	6,964	9,800	12,350
Other International Revenue	752	410	1,100	549
Total International Revenue	6,045	7,374	10,900	12,899
Total Revenue	$27,614	$32,543	$50,242	$59,114
North America Core Revenue as a % of Total Revenue	77%	77%	77%	77%
International Core Revenue as a % of Total Revenue	19%	21%	20%	21%

North America core revenue was $24.9 million and $45.4 million during the three- and six-month periods ended June 30, 2013, respectively, increases of $3.6 million or 17% and $6.8 million or 18% compared to the same periods in 2012.  The increase in North America core revenue was due to a combination of a net increase in the number of active direct dealers selling our products and services and an increase in sales from existing direct dealers.

International core revenue was $7.0 million and $12.4 million during the three- and six-month periods ended June 30, 2013, respectively, increases of $1.7 million or 32% and $2.6 million or 26% compared to the same periods in 2012. The increase in International core revenue was primarily due to an increase in the number of dealers and distributors selling our products and services and the resulting increase in the number of system sales.

Gross Margin

Gross margin for the three- and six-month periods ended June 30, 2012 and 2013 was as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Gross margin	$13,288	$16,736	$23,450	$29,757
Percentage of revenue	48%	51%	47%	50%

As a percentage of revenue, our gross margin increased from 48% and 47% in the three- and six-month periods ended June 30, 2012, respectively, to 51% and 50% during the same periods in 2013.  The year over year increase in our gross margin percentage during the three- and six-month periods ending June 30, 2013 is due to a variety of factors including higher prices charged for our controller products and associated software, higher sales of third party products sold through our online distribution platform, lower component costs and lower fixed manufacturing overhead expenses as a percent of revenue.  In addition, during the second quarter of 2013 we reduced our reserve for inventory purchase commitments by approximately $180,000, as our proceeds from liquidating the underlying inventory and our ability to consume common components exceeded our original estimates.

We expect the favorable impact on our gross margin percentage related to higher prices for our controller products and associated software to continue in future periods; however, the impact will decline as software sold separately for use with legacy systems will diminish over time.

We expect the positive impact on our gross margin percentage resulting from increased sales of third-party products sold through our online distribution platform to continue in future periods; however, the impact will diminish as the growth rate of that revenue slows in future periods.

We expect product component cost reductions to continue to have a positive impact on our gross margin as a percentage of revenue as those reductions are the result of negotiated price decreases with our contract manufacturers that are not short-term in nature.

The impact of lower manufacturing overhead as a percentage of revenue on our gross margin percentage will vary depending on overhead spending in that period. In the three months ended June 30, 2013, we received a credit for duties paid in previous periods.  We expect credits received in future periods, which will have a favorable impact on our gross margin percentages; however, we anticipate that the favorable impact will be less significant in future periods.

Research and Development Expenses

Research and development expenses for the three- and six-month periods ended June 30, 2012 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Research and development	$5,148	$6,195	$9,961	$12,261
Percentage of revenue	19%	19%	20%	21%

Research and development expenses increased by $1.0 million, or 20% and $2.3 million or 23%, in the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012. These increases were primarily due to an increase in headcount and related expenses, including non-cash stock compensation expense, to support on-going and expanded product development activities.

Sales and Marketing Expenses

Sales and marketing expenses for the three- and six-month periods ended June 30, 2012 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Sales and marketing	$5,108	$5,396	$10,146	$11,001
Percentage of revenue	18%	17%	20%	19%

Sales and marketing expenses increased by $0.3 million, or 6% and $0.9 million or 8%, in the three- and six-month periods ended June 30, 2013, respectively, compared to the same periods in 2012. The period over period increases in absolute dollars for sales and marketing expenses was due to headcount increases and the related expenses as well as increased credit card merchant fees, which grew proportionate to our growth in revenue.  In addition, we increased our spending for tradeshow related expenses in the first quarter of 2013 compared to the same period in 2012.

General and Administrative Expenses

General and administrative expenses for the three- and six-month periods ended June 30, 2012 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
General and administrative	$2,663	$3,188	$5,195	$6,016
Percentage of revenue	10%	10%	10%	10%

General and administrative expenses increased by $0.5 million, or 20% and $0.8 million or 16%, in the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012. The period over period increases in absolute dollars in general and administrative expenses were due primarily to increased headcount and related expenses, professional fees and facilities related costs.

Other Income (Expense)

Other income (expense) for the three- and six-month periods ended June 30, 2012 and 2013 were as follows (in thousands, except gross margin percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Other income (expense)	$223	$(767)	$(177)	$(741)
Percentage of revenue	1%	2%	0%	1%

Other income (expense) increased by $1.0 million and $0.6 million for the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012. The increase is due to the change in the fair value of the warrant liability.  As of June 30, 2013, we adjusted the liability based upon the mid-point of the estimated preliminary price range for our IPO. As a result, we recognized $763,000 and $737,000 of other expense during the three- and six-month periods ended June 30, 2013. Upon the closing of our initial public offering, the holders of the Series G-1 warrants net-exercised their warrants in exchange for 76,964 shares of our common stock.  The warrant liability of $1.3 million was reclassified from long-term liabilities to additional paid-in capital, a component of stockholders’ equity, and we will cease to record any further periodic fair value adjustments relating to the warrant liability.

Liquidity and Capital Resources

Primary Sources of Liquidity

The following table shows selected financial information and statistics as of December 31, 2012 and June 30, 2013 (in thousands):

	December 31, 2012	June 30, 2013
Cash and cash equivalents	$18,695	$18,065
Accounts receivable, net	13,078	15,368
Inventory	12,515	12,690
Working capital	23,290	24,222

As of June 30, 2013, we had $18.1 million in cash and cash equivalents, a decrease of $0.6 million from December 31, 2012.  The decrease in cash is primarily the result of capital purchases made in the ordinary course of business to build out infrastructure and support our operations.

Our primary source of liquidity is our cash and accounts receivable. Historically, we have funded our operations primarily through private sales of equity securities and, to a lesser extent, from borrowings under secured credit facilities and cash proceeds from the exercise of stock options. We raised $118.2 million through the sale of preferred stock to financial and strategic investors. Our last private financing round was completed in February 2011. In that financing round, we generated net proceeds of $19.8 million from the sale of Series H Preferred Stock.

On August 7, 2013, we closed our initial public offering (“IPO”), in which we sold 4,600,000 shares of common stock at a price to the public of $16.00 per share.  The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-189736), which was declared effective by the SEC on August 1, 2013.  We raised $65.9 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and estimated offering expenses of approximately $2.5 million.

Cash Flow Analysis

A summary of our cash flows for the six months ended June 30, 2012 and 2013 is set forth below (in thousands):

	Six Months Ended June 30,
	2012	2013
Cash and cash equivalents at beginning of period	$18,468	$18,695
Net cash (used in) provided by operating activities	(1,249)	675
Net cash used in investing activities	(1,082)	(2,060)
Net cash provided by financing activities	21	780
Effect of exchange rate changes on cash and cash equivalents	(30)	(25)
Net change in cash for the period	(2,340)	(630)
Cash and cash equivalents at the end of the period	$16,128	$18,065

Operating Activities

Our net cash provided by operating activities for the six months ended June 30, 2013 was $0.7 million and was primarily due to a net loss of $0.5 million, offset by non-cash expenses of $3.6 million, and a decrease in working capital of $2.4 million. The non-cash expenses included in the net loss consist primarily of stock-based compensation expense of $1.7 million and depreciation expense of $1.1 million. The changes in working capital were primarily comprised of increases in accounts receivable of $2.5 million and other assets of $2.0 million, offset by increases in accounts payable of $1.3 million and other long-term liabilities of $1.1 million. The changes in working capital resulted primarily from the growth in sales to our customers and the timing of payments to our vendors, primarily for the purchase of inventory. The increase in other assets was due primarily to deferred expenses related to this offering that have been recorded as other assets and will be offset against the proceeds of the offering.

Our net cash used in operating activities for the six months ended June 30, 2012 was $1.2 million and was primarily due to a net loss of $2.2 million, offset by non-cash expenses of $2.7 million, and a decrease in working capital of $1.7 million.  The non-cash expenses included in the net loss consist primarily of stock-based compensation expense of $1.4 million and depreciation expense of $0.8 million. The changes in working capital were primarily comprised of increases in accounts receivable of $2.2 million and inventories of $0.6 million, offset by increases in accounts payable of $1.3 million. The changes in working capital resulted from the growth in sales to our customers and the timing of payments to our vendors, primarily for the purchase of inventory.

Investing Activities

Net cash used in investing activities has historically been due primarily to purchases of property and equipment needed to support the growth of our business. Our purchases of property and equipment have been for computer equipment and software used internally, manufacturing tooling and test equipment that we purchase and own, but is located with our manufacturing partners, furniture and fixtures for our facilities, lab and warehouse equipment for our engineering and supply chain organizations, marketing equipment that is primarily used for trade shows and leasehold improvements to our facilities.

For the six months ended June 30, 2012 and 2013, our cash used to purchase property and equipment was $1.1 million and $2.0 million, respectively.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $0.8 million and consisted primarily of net proceeds from borrowings under our equipment loan.

Net cash provided by financing activities for the six months ended June 30, 2012 was $21,000 and consisted of net proceeds from borrowings under our equipment loan as well as proceeds from the exercise of options for common stock.

Future Capital Requirements

Historically, we have experienced negative cash flows from operating activities primarily due to our continued investment in research and development and sales and marketing resources needed to design, develop, market and sell our solutions. Our future capital requirements will depend on many factors, including our rate of revenue growth, possible acquisitions of businesses, technologies or other assets, the expansion of our sales and marketing activities, continued investment in research and development, expansion into new territories, the timing of new product introductions and the continued market acceptance of our products.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our product solutions, to fund expansion of our business, to respond to competitive pressures, or to acquire or invest in complementary products, businesses or technologies. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Debt Obligations

In June 2013, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”), which consists of a revolving credit facility of $13.0 million (subject to certain borrowing base restrictions) and term borrowings to fund purchases of property and equipment. All borrowings under the SVB Agreement are collateralized by our general assets. The credit facility has a variable rate of interest of prime (as published in the Wall Street Journal) or LIBOR plus 2.50%, as selected by us. The rate was 3.25% at June 30, 2013. In addition, we pay an annual commitment fee of $20,000 and a quarterly unused line fee of 0.375% based on the difference between the borrowing commitment of $13.0 million and the then-current balance. The SVB Agreement provides for $2.75 million in term borrowings to fund purchase of property and equipment through May 2014, of which $2.0 million was available at June 30, 2013. Term borrowings are payable in 42 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at June 30, 2013.

Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to our accounts receivable and inventory levels. As of June 30, 2013, our total borrowing capacity was approximately $13.0 million, and no borrowings were outstanding. The revolving credit facility has a maturity date of May 29, 2015.

The SVB Agreement contains various restrictive and financial covenants and we were in compliance with each of these covenants as of June 30, 2013.

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet activities. We do not have any off-balance interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily debt obligations and non-cancellable operating leases. In addition, in 2008 and 2012, we entered into settlement agreements with two different parties relating to alleged patent infringements, which included future payment obligations.

Our contractual cash obligations at June 30, 2013 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt obligations, including interest	$4,613	$1,662	$2,282	$669	$—
Operating lease obligations	6,270	1,342	2,634	2,294	—
Settlement agreements(1)(2)	3,960	1,500	2,140	320	—
Purchase commitments	21,760	21,760	—	—	—
Total contractual obligations	$36,603	$26,264	$7,056	$3,283	$—

(1)                                 The counterparty in one of the settlement agreements had the contractual right to accelerate $900,000 of the future obligation due in 2014 to a $700,000 payment in June 2013. That right was not exercised.

(2)                                 Upon closing of our initial public offering, the balance due on one of the settlement obligations was accelerated and became immediately due and payable.  As a result, we made a final payment on this obligation of $2.1 million on August 12, 2013.  The difference between the carrying value of the note and the payment was recorded as a $0.2 million charge to interest expense.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. These estimates and assumptions are often based on judgments that we believe to be reasonable under the circumstances at the time made, but all such estimates and assumptions are inherently uncertain and unpredictable. Actual results may differ from those estimates and assumptions, and it is possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support alternative estimates and assumptions that would result in material changes to our operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

Our critical accounting policies and estimates are detailed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the final prospectus for our initial public offering as filed with the SEC on August 2, 2013. None of our critical accounting policies and estimates have changed significantly since that filing.

Recently Issued and Adopted Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 “Description of Business and Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the notes to condensed consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents as we do not have any short-term investments as of June 30, 2013. Our cash and cash equivalents as of June 30, 2013 was $18.1 million, and consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, the Euro and the British pound. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe that our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency in the location in which we provide our solutions. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations. To date, we have not entered into any foreign currency hedging contracts, but we may consider entering into such contracts in the future. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in foreign currency exchange rates.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below.  You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings.  If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings.  In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risks Related to Our Business and Industry

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability.

We began our operations in 2003. For substantially all of our history, we have experienced net losses and negative cash flows from operations. As of June 30, 2013, we had an accumulated deficit of $106.1 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we will incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not become profitable. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described in this prospectus. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

The markets in which we participate are highly competitive and many companies, including large technology companies, broadband and security service providers and other managed service providers, are actively targeting the home automation market. Our failure to differentiate ourselves and compete successfully with these companies would make it difficult for us to add and retain consumers, and would reduce or impede the growth of our business.

The market for automation and control solutions for the connected home is increasingly competitive and global. Many large technology companies have expanded into the connected home market by developing their own solutions, or by acquiring other companies with home automation solution offerings. For example, Microsoft Corporation recently acquired id8 Group R2 Studios Inc., a home entertainment technology company. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer superior products and services. Similarly, many managed service providers, such as cable TV, telephone and security companies, are beginning to offer services that provide device control and automation capability within the home for an additional monthly service fee. For example, Comcast is expanding its Xfinity service to provide residential security, energy and automation services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

We expect competition from these large technology companies and managed service providers to increase in the future. This increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. To remain competitive and to maintain our position as a leading provider of automation and control solutions for the connected home, we will need to invest continuously in product development, marketing, customer service and support and product delivery infrastructure. We may not have sufficient resources to continue to make the investments in all of the areas needed to maintain our competitive position. In addition, most of our competitors have longer operating histories, greater name recognition, larger consumer bases and significantly greater financial, technical, sales, marketing and other resources than us, which may provide them with an advantage in developing, marketing or servicing new solutions. Increased competition could reduce our market share, revenue and operating margins, increase our operating costs, harm our competitive position and otherwise harm our business and results of operations.

Consumers may choose to adopt point products that provide control of discrete home functions rather than adopting our unified home automation solution. If we are unable to increase market awareness of the benefits of our unified solution, our revenue may not continue to grow, or it may decline.

Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in the home, such as a thermostat that can be controlled by an application on a smartphone. We expect more and more consumer electronic and consumer appliance products to be network-aware and connected—each very likely to have its own smart device (phone or tablet) application. Consumers may be attracted to the relatively low costs of these point products and the ability to expand their home control solution over time with minimal upfront costs, despite some of the disadvantages of this approach. While we have built our solution to be flexible and support third-party point products, these products may reduce the revenue we receive for each installation. It is therefore important that we have technical expertise and provide attractive top quality products in many areas, such as lighting and video, and establish broad market awareness of these solutions. If a significant number of consumers in our target market choose to adopt point products rather than our unified automation solution, then our business, financial condition and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.

Many of the competitors in our market, including providers of luxury integrated installations with long operating histories, established markets, broad user bases and proven consumer acceptance, may be successful in expanding into the mainstream home automation market, which may harm our growth and future prospects.

Many companies with which we directly compete have been operating in this industry for many years and, as a result, have established significant name recognition in the home automation industry. For example, Crestron, a provider of luxury integrated installations, has been in business for over 40 years and has become an established presence in the home automation industry. Another provider of luxury integrated installations is Savant Systems, which provides home automation based on the Apple iOS operating platform. To the extent these providers are able to develop more affordable products that compete more directly with our solution, our growth may be constrained and our business could suffer. In addition, given the strong growth potential of the market, we expect there to be many new entrants in the future.

Since we rely on third-party dealers and distributors to sell and install our solutions, we do not have a direct sales pipeline, which makes it difficult for us to accurately forecast future sales and correctly predict manufacturing requirements.

We depend on our dealer and distributor network to sell and install our solution. As a result, we do not develop or control our sales pipeline, making it difficult for us to predict future sales. In addition, because the production of certain of our products requires long lead times, we enter into agreements for the manufacture and purchase certain of our products well in advance of the time in which those products will be sold. These contracts are based on our best estimates of our near-term product needs. If we underestimate consumer demand, we may forego revenue opportunities, lose market share and damage our relationships. Conversely, if we overestimate consumer demand, we may purchase more inventory than we are able to sell at any given time, or at all. If we fail to accurately estimate demand for our products, we could have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our costs of revenues and reduce our liquidity. Our failure to accurately manage inventory relative to demand would adversely affect our results of operations.

We have relatively limited visibility regarding the consumers that ultimately purchase our products, and we often rely on information from third-party dealers and distributors to help us manage our business. If these dealers and distributors fail to provide timely or accurate information, our ability to quickly react to market changes and effectively manage our business may be harmed.

We sell our solutions through dealers and distributors. These dealers and distributors work with consumers to design, install, update and maintain their home automation installations. While we are able to track orders from dealers and distributors and have access to certain information about the configurations of their Control4 systems that we receive through our controller appliances, we also rely on dealers and distributors to provide us with information about consumer behavior, product and system feedback, consumer demographics, buying patterns and information on our competitors. We use this channel sell-through data, along with other metrics, to assess consumer demand for our solutions, develop new products, adjust pricing and make other strategic business decisions. Channel sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be complete or accurate. In addition, to the extent we collect information directly from consumers, for example through surveys that we conduct, the consumers who supply this sell-through data self select and vary by geographic region and from period to period, which may impact the usefulness of the results. If we do not receive consumer information on a timely or accurate basis, or if we do not properly interpret this information, our ability to quickly react to market changes and effectively manage our business may be harmed.

Our quarterly results of operations have fluctuated and may continue to fluctuate. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

•                  Demand for and market acceptance of our solutions;

•                  Our ability to increase, retain and incentivize the certified dealers and distributors that market, sell, install and support our solutions;

•                  The ability of our contract manufacturers to continue to manufacture high-quality products, and to supply sufficient products to meet our demands;

•                  The timing and success of introductions of new products, solutions or upgrades by us or our competitors and the entrance of new competitors;

•                  The strength of regional, national and global economies;

•                  The impact of natural disasters or manmade problems such as terrorism;

•                  Changes in our business and pricing policies or those of our competitors;

•                  Competition, including entry into the industry by new competitors and new offerings by existing competitors;

•                  The impact of seasonality on our business;

•                  The amount and timing of expenditures, including those related to expanding our operations, increasing research and development, introducing new solutions or paying litigation expenses; and

•                  Changes in the payment terms for our solutions.

Due to the foregoing factors and the other risks discussed in this prospectus, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue growth as indicative of our future performance.

If we are unable to develop new solutions, sell our solutions into new markets or further penetrate our existing markets, our revenue may not grow as expected.

Our ability to increase sales will depend in large part on our ability to enhance and improve our solutions, to introduce new solutions in a timely manner, to sell into new markets and to further penetrate our existing markets. The success of any enhancement or new product or solution depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, the ability to attract, retain and effectively train sales and marketing personnel, the ability to develop relationships with dealers and distributors and the effectiveness of our marketing programs. Any new product or solution we develop or acquire may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our solutions, including new vertical markets and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet consumer demand. Moreover, we are frequently required to enhance and update our solutions as a result of changing standards and technological developments, which makes it difficult to recover the cost of development and forces us to continually qualify new solutions with our consumers. If we are unable to successfully develop or acquire new solutions, enhance our existing solutions to meet consumer requirements, sell solutions into new markets or sell our solutions to additional consumers in our existing markets, our revenue may not grow as expected.

Our success depends, in part, on our ability to develop and expand our global network of dealers and distributors.

We have developed a global network of over 2,800 active direct dealers and 27 distributors to sell, install and support our solutions. We rely on our dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and maintain most of our existing relationships. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and expanding the mainstream consumer products our dealers offer. If we are unable to expand our network of dealers and distributors, our business could be harmed.

We rely on our dealers and distributors to sell our solution, and if our dealers and distributors fail to perform, our ability to sell and distribute our products and services will be limited, and our results of operations may be harmed.

Substantially all of our revenue is generated through the sales of our solution by our dealers and distributors. Our dealers and distributors are independent businesses that voluntarily sell our products as well as the products of other companies to consumers. We provide our dealers and distributors with specific training and programs to assist them in selling our products, but we cannot assure that these steps will be effective. We have observed, and expect to continue to observe, high volatility in the monthly, quarterly and annual sales performance of individual dealers and distributors. Although we can make estimated forecasts of cumulative sales of large numbers of dealers and distributors, we cannot assure their accuracy collectively nor individually. Accordingly, we may not be able to reduce or slow our spending quickly enough if our actual sales fall short of our expectations. As a result, we expect that our revenues, results of operations and cash flows may fluctuate significantly on a quarterly basis. We believe that period-to-period comparisons of our revenues, results of operations and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Our dealers and distributors may be unsuccessful in marketing, selling, and supporting our products and services. If we are unable to develop and maintain effective sales incentive programs for our third-party dealers and distributors, we may not be able to incentivize them to sell our products to consumers and, in particular, to larger businesses and organizations. Our dealers and distributors may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales, and support of such competitive products. Our dealers and distributors may have incentives to promote our competitors’ products to the detriment of our own, or may cease selling our products altogether. Our agreements with our dealers and distributors may generally be terminated for any reason by either party with advance notice. We cannot assure you that we will retain these dealers and distributors, or that we will be able to secure additional or replacement dealers and distributors. Further, if we alter our sales process in a region by switching from a distributor to a direct dealer model, our sales may be impacted leading up to or in connection with such change in sales process. In addition, while we take certain steps to protect ourselves from liability for the actions of our dealers and distributors, consumers may seek to recover amounts from us for any damages caused by dealers in connection with system installations, or the failure of a system to perform properly due to an incorrect installation by a dealer. In addition, our dealers and distributors may use our name and our brand in ways we do not authorize, and any such improper use may harm our reputation or expose us to liability for their actions.

If we fail to effectively manage our existing sales channels, if our dealers or distributors are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality dealers and distributors in each of the regions in which we sell products, and keep them motivated to sell our products, our results of operations may be harmed. The termination of our relationship with any significant dealer or distributor may also adversely impact our sales and results of operations.

We have entered into several strategic arrangements and intend to pursue additional strategic opportunities in the future. If the intended benefits from our strategic relationships are not realized, our results of operations may be harmed.

We are in the process of growing our relationships with strategic partners in order to attempt to reach markets that we cannot currently address cost-effectively and to increase awareness of our solution. If these relationships do not develop in the manner we intend, our future growth could be impacted. Furthermore, the termination of our relationship with a partner may cause us to incur expenses without corresponding revenue, incur a termination penalty and harm our sales and results of operations. For example, in 2012, we discontinued energy products for utility customers and, in connection with that decision, we incurred an expense related to an inventory purchase commitment and paid a fee to our counterparty to terminate the arrangement. Any loss of a major partner or distribution channel or other channel disruption could harm our results of operations and make us more dependent on alternate channels, damage our reputation, increase pricing and promotional pressures from other partners and distribution channels, increase our marketing costs, or harm buying and inventory patterns, payment terms or other contractual terms.

If we do not maintain the compatibility of our solutions with third-party products and applications that our consumers use, demand for our solutions could decline.

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of music, video, lighting, temperature and security. If we do not support the continued integration of our solutions with third-party products and applications, including through the provision of application programming interfaces that enable data to be transferred readily between our solutions and third-party products and applications, demand for our solutions could decline and we could lose sales. We will also be required to make our solutions compatible with new or additional third-party products and applications that are introduced into the markets that we serve. To help us meet this challenge, we have developed our Simple Device Discovery Protocol (“SDDP”), designed to enable our devices to recognize and control third-party products by embedding software in such products at the manufacturer, making it easier for dealers and consumers to add them to their Control4 systems. Although we are making SDDP available on a royalty-free basis to product manufacturers, its adoption is not yet substantial, and may not achieve greater or broad market acceptance. In addition, companies that provide popular point solutions have and may continue to eliminate or restrict our ability to control and be compatible with these products. For example, a thermostat company has restricted the interoperability of its products with our solutions. As a result, we may not be successful in making our solutions compatible with these third-party products and applications, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

Our inability to adapt to technological change could impair our ability to remain competitive.

The market for home automation and control solutions is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Our ability to attract new consumers and increase revenue from existing consumers will depend in significant part on our ability to anticipate changes in industry standards and to continue to enhance or introduce existing solutions on a timely basis to keep pace with technological developments. We are currently changing several aspects of our operating system, and may utilize Android open source technology in the future, which may cause difficulties including compatibility, stability and time to market. The success of this or any enhanced or new product or solution will depend on several factors, including the timely completion and market acceptance of the enhanced or new product or solution. Similarly, if any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices. Any delay or failure in the introduction of new or enhanced solutions could harm our business, results of operations and financial condition.

We currently rely on contract manufacturers to manufacture our products and component vendors to supply parts used in our products. The majority of our components are supplied by a single source. Any disruption in our supply chain, or any our failure to successfully manage our relationships with our contract manufacturers or component vendors could harm our business.

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the six months ended June 30, 2013, two contract manufacturers, Sanmina and LiteOn, manufactured 78% of our inventory purchases. Certain of our contract manufacturers and component vendors are located outside of the United States and may be subject to political, economic, social and legal uncertainties that may harm our relationships with these parties. If we fail to manage our relationships with our contract manufacturers or component vendors effectively, or if our contract manufacturers or component vendors experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’ or component vendors’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers or component vendors, we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor can be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

Growth of our business will depend on market awareness and a strong brand, and any failure to develop, maintain, protect and enhance our brand would hurt our ability to retain or attract consumers.

Because of the early stage of development of the mainstream home automation market, we believe that building and maintaining market awareness, brand recognition and goodwill is critical to our success. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful. Our efforts in developing our brand may be affected by the marketing efforts of our competitors and our reliance on our dealers, distributors and strategic partners to promote our brand. If we are unable to cost-effectively maintain and increase awareness of our brand, our business, results of operations and financial condition could be harmed.

We operate in the emerging and evolving home automation market, which may develop more slowly or differently than we expect. If the mainstream home automation market does not grow as we expect, or if we cannot expand our solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur additional operating losses.

The market for home automation and control solutions is in an early stage of development, and it is uncertain whether, how rapidly or how consistently this market will develop, and even if it does develop, whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with traditional solutions, concerns for additional costs and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market. Our ability to expand the sales of our solutions to a broader consumer base depends on several factors, including the awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the ability to develop relationships with dealers and distributors, the effectiveness of our marketing programs, the costs of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to mainstream consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

Our consumers may experience service failures or interruptions due to defects in the software, infrastructure, third-party components or processes that comprise our existing or new solutions, or due to dealer errors in product installation, any of which could harm our business.

Our solutions may contain undetected defects in the software, infrastructure, third-party components or processes. If these defects lead to service failures after introduction of or an upgrade to a product or solution, we could experience harm to our branded reputation, claims by our consumers, dealers, distributors, strategic partners or developers or lost revenue during the period required to address the cause of the defects. We may find defects in new or upgraded solutions, resulting in loss of, or delay in, market acceptance of our solutions, which could harm our business, results of operations and financial condition.

Since our solutions are installed by our dealers, if they do not install or maintain our solutions correctly, our solutions may not function properly. If the improper installation or maintenance of our solutions leads to service failures after introduction of, or an upgrade to, a product or solution, we could experience harm to our branded reputation, claims by our consumers, dealers, distributors, strategic partners or developers or lost revenue during the period required to address the cause of the problem. This could harm our business, results of operations and financial condition.

Any defect in, or disruption to, our solutions could cause consumers not to purchase additional products from us, prevent potential consumers from purchasing our solutions or harm our reputation. Although our contracts with our consumers limit our liability to our consumers for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our consumers’ businesses, which may require us to spend significant time and money in litigation or arbitration, or to pay significant settlements or damages. Defending a lawsuit, regardless of its merit, could be costly, divert management’s attention and affect our ability to obtain or maintain liability insurance on acceptable terms and could harm our business. Although we currently maintain some warranty reserves, we cannot assure you that these warranty reserves will be sufficient to cover future liabilities. Furthermore, we may be required to indemnify our dealers, distributors and partners against certain liabilities they may incur as a result of defects of our products. In 2012, we incurred significant costs associated with the recall and replacement of a defective chip from a third-party component used within one of our products.

We encounter seasonality in sales, which could harm the amount, timing and predictability of our revenue and cause our stock price to fluctuate.

We have little recurring revenue or backlog and our revenue is generated from orders of our solutions from new and existing consumers, which may cause our quarterly results to fluctuate. We may experience seasonality in the sales of our solutions. Historically, our revenue is generally higher in the fourth quarter and lower in the first quarter. Seasonal variations in our sales may lead to significant fluctuations in our cash flows and results of operations on a quarterly basis. If we experience a delay in signing or a failure to sign a significant partner agreement in any particular quarter, then our results of operations for such quarter and for subsequent quarters may be below the expectations of securities analysts or investors, which may result in a decline in our stock price.

We may not generate significant revenue as a result of our current research and development efforts.

We have made and expect to continue to make significant investments in research and development and related product opportunities. In the six months ended June 30, 2013, we spent $12.3 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

Our strategy includes pursuing acquisitions and our potential inability to successfully integrate newly-acquired technologies, assets or businesses may harm our financial results.

We believe part of our growth will be driven by acquisitions of other companies or their technologies, assets and businesses. Any acquisitions we complete will give rise to risks, including:

•                  Incurring higher than anticipated capital expenditures and operating expenses;

•                  Failing to assimilate the operations and personnel or failing to retain the key personnel of the acquired company or business;

•                  Failing to integrate the acquired technologies, or incurring significant expense to integrate acquired technologies into our solutions;

•                  Disrupting our ongoing business;

•                  Dissipating our management resources;

•                  Failing to maintain uniform standards, controls and policies;

•                  Incurring significant accounting charges;

•                  Impairing relationships with employees, dealers, distributors, partners or consumers;

•                  Finding that the acquired technology, asset or business does not further our business strategy, that we overpaid for the technology, asset or business or that we may be required to write off acquired assets or investments partially or entirely;

•                  Failing to realize the expected synergies of the transaction;

•                  Being exposed to unforeseen liabilities and contingencies that were not identified prior to acquiring the company; and

•                  Being unable to generate sufficient revenue from acquisitions to offset the associated acquisition costs.

Fully integrating an acquired technology, asset or business into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital needs, or could cause fluctuations in our quarterly and annual results of operations.

Acquisitions could include significant goodwill and intangible assets, which may result in future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

Future acquisitions of technologies, assets or businesses, which are paid for partially or entirely through the issuance of stock or stock rights, could dilute the ownership of our existing stockholders.

We expect that the consideration we might pay for any future acquisitions of technologies, assets or businesses could include stock, rights to purchase stock, cash or some combination of the foregoing. If we issue stock or rights to purchase stock in connection with future acquisitions, net income (loss) per share and then-existing holders of our common stock may experience dilution.

Our gross margins can vary significantly depending on multiple factors, which can result in fluctuations in our results of operations.

Our gross margins are likely to vary due to consumer demand, product mix, new product introductions, unit volumes, commodity and supply chain costs, product delivery costs, geographic sales mix, foreign currency exchange rates, excess and obsolete inventory and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new solutions in a timely manner at the cost we expect, or if consumer demand for our solutions is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react that lower our margins, then our overall gross margin will be less than we project. The impact of these factors on gross margins can create unanticipated fluctuations in our results of operations, which may cause volatility in our stock price.

If we are unable to substantially utilize our net operating loss carryforwards, our financial results will be harmed.

As of December 31, 2012, our net operating loss (“NOL”), carryforward amounts for U.S. federal income and state tax purposes were $83.6 million and $83.1 million, respectively. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create an additional limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or permanently increase state taxes owed.

Governmental regulations affecting the import or export of products could harm our revenue.

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology, and may impose additional or broader controls, export license requirements and restrictions on the import or export of some technologies in the future. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Although we do not believe that any of our products currently require an export license, if our products or components of our products become subject to governmental regulation of encryption technology or other governmental regulation of imports or exports, we may be required to obtain import or export approval for such products, which could increase our costs and harm our international and domestic sales and our revenue. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges, which would harm our results of operations.

If we are unable to manage our growth and diverse and complex operations, our reputation in the market and our ability to generate revenue from new or existing consumers may be harmed.

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be harmed. We have experienced a period of rapid growth in our headcount and operations. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and consumer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our planned future growth will depend on, among other things:

•                  Maintaining continuity in our senior management and key personnel;

•                  Increasing the productivity of our existing employees;

•                  Attracting, retaining, training and motivating our employees, particularly our technical and management personnel;

•                  Maintaining existing relationships and developing new relationships with contract manufacturers;

•                  Improving our operational, financial and management controls; and

•                  Improving our information reporting systems and procedures.

If we do not manage the size, complexity and diverse nature of our business effectively, we could experience delayed product releases and longer response times for assisting our consumers with implementation of our solutions, and could lack adequate resources to support our consumers on an ongoing basis, any of which could harm our reputation in the market, our ability to successfully implement our business plan and our ability to generate revenue from new or existing consumers.

If we fail to retain our key employees, our business would be harmed and we might not be able to implement our business plan successfully.

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified managerial, engineering and sales personnel. Competition for talented personnel is intense, and we cannot be certain that we can retain our managerial, engineering and sales personnel or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel could harm our business, results of operations and financial condition.

Downturns in general economic and market conditions and reductions in spending may reduce demand for our solutions, which could harm our revenue, results of operations and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our solutions. Concerns about the systemic impact of a potential widespread recession, energy costs, geopolitical issues, the availability and cost of credit and the global housing and mortgage markets have contributed to increased market volatility, decreased consumer confidence and diminished growth expectations in the U.S. economy and abroad. The current unstable general economic and market conditions have been characterized by a dramatic decline in consumer discretionary spending and have disproportionately affected providers of products and services that represent discretionary purchases. While the decline in consumer spending has recently moderated, these economic conditions could still lead to continued declines in consumer spending over the foreseeable future, and may have resulted in a resetting of consumer spending habits that may make it unlikely that such spending will return to prior levels for the foreseeable future.

During weak economic times, the available pool of dealers and distributors may decline as the prospects for home building and home renovation projects diminish, which may have a corresponding impact on our growth prospects. In addition, there is an increased risk during these periods that an increased percentage of our dealers will file for bankruptcy protection, which may harm our reputation, revenue, profitability and results of operations. We also face risks from international dealers and distributors that file for bankruptcy protection in foreign jurisdictions, in that the outcome of the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. Likewise, consumer bankruptcies can detrimentally affect the business stability of our dealers and distributors. Prolonged economic slowdowns and reductions in new home construction and renovation projects may result in diminished sales of our solutions. Further worsening, broadening or protracted extension of the economic downturn could have a negative impact on our business, revenue, results of operations and cash flows.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, allowance for doubtful accounts, inventories, product warranties, income taxes and stock-based compensation expense. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

Changes in existing financial accounting standards or practices, or taxation rules or practices, may harm our results of operations.

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could harm our results of operations or the manner in which we conduct our business.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could harm our results of operations.

Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, results of operations and financial condition.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our results of operations and our ability to attract and retain qualified executives and board members.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules implemented by the Securities and Exchange Commission (“SEC”), The NASDAQ Stock Market LLC (“NASDAQ”), and other applicable securities or exchange-related rules and regulations. In addition, our management team will also have to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and make some activities more difficult, time consuming or costly, particularly if we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As a public company, we also expect that it may be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to attest to the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an “emerging growth company” for up to five years or such earlier time that we are no longer an emerging growth company. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

As a result of becoming a public company, we will be obligated to develop and maintain a system of effective internal controls over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may harm investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:

•                  Develop and enhance our solutions;

•                  Continue to expand our research and development, sales and marketing organizations;

•                  Hire, train and retain employees;

•                  Respond to competitive pressures or unanticipated working capital requirements; or

•                  Pursue acquisition opportunities.

Our inability to do any of the foregoing could reduce our ability to compete successfully and harm our results of operations.

We may be subject to additional tax liabilities, which would harm our results of operations.

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Significant judgment is required in determining our worldwide provision for income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, our tax provision, results of operations or cash flows could be harmed. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Sanmina and LiteOn, two of our contract manufacturers that manufactured 78% of our inventory purchases for the six months ended June 30, 2013, have manufacturing facilities located in China. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our solutions from dealers and distributors in the region, which may harm our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

Global or regional economic, political and social conditions could harm our business and results of operations.

External factors such as potential terrorist attacks, acts of war, financial crises, trade friction or geopolitical and social turmoil in those parts of the world that serve as markets for our solutions, such as Europe or Asia, or elsewhere could harm our business and results of operations. These uncertainties may cause our consumers to reduce discretionary spending on their home and make it difficult for us to accurately plan future business activities. More generally, these geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. We are not insured for losses or interruptions caused by terrorist acts or acts of war. The occurrence of any of these events or circumstances could harm our business and results of operations.

Failure to comply with laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, results of operations and financial condition.

Risks Related to Our International Operations

In recent years, a significant amount of our revenue has come from sales outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.

We have a limited history of marketing, selling, and supporting our products and services internationally. However, consumers in countries outside of North America accounted for 21% of our revenue for the six months ended June 30, 2013 and we expect that percentage to grow in the future. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets.

If we are not able to increase the sales of our solutions to consumers located outside of North America, our results of operations or revenue growth may be harmed. In addition, in connection with our expansion into foreign markets, we are a receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our net sales and gross margins as expressed in U.S. dollars. There is also a risk that we will have to adjust local currency product pricing due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to risks that, generally, we do not face in the United States, including:

•                  Fluctuations in currency exchange rates;

•                  Unexpected changes in foreign regulatory requirements;

•                  Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•                  Difficulties in managing and staffing international operations, including differences in labor laws;

•                  Potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•                  Localization of our solutions, including translation into foreign languages and associated expenses;

•                  Localization of our customer agreements under applicable foreign law;

•                  The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy and data security and limitations on liability;

•                  Increased financial accounting and reporting burdens and complexities;

•                  Political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•                  Reduced or varied protection for intellectual property rights in some countries.

The impact of any one of these risks could harm our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations in other countries will produce desired levels of revenue or profitability.

Due to the global nature of our business, we could be harmed by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or similar anti-bribery laws in other jurisdictions in which we operate, or various international trade and export laws.

The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. In addition, U.S.-based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our global operations require us to import from and export to several countries, which geographically stretches our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could harm our business, financial condition and results of operations. Our employees or other agents may engage in prohibited conduct and render us responsible under the FCPA, the U.K. Bribery Act or similar anti-bribery laws. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could harm on our business.

Risks Related to Our Intellectual Property

From time to time, we are defendants in legal proceedings as to which we are unable to assess our exposure and which could become significant liabilities in the event of an adverse judgment.

We are defendants in legal proceedings from time to time. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and employment-related claims. We may not be able to accurately assess the risks related to these suits, and we may be unable to accurately assess our level of exposure. In December 2012, we entered into a settlement agreement relating to alleged patent infringements, which included future royalty payments on certain products and the payment of a lump sum amount for alleged past damages.

If we fail to protect our intellectual property and proprietary rights adequately, our business could be harmed.

We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, patents, trademarks, domain names and other measures, some of which afford only limited protection. We also rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology, or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to enforce in some countries, which could make it easier for competitors to capture market share. Our failure or inability to adequately protect our intellectual property and proprietary rights could harm our business, financial condition and results of operations.

To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and we cannot assure you that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation or expensive licenses that could harm our business and results of operations.

The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have been subject to patent litigation in the past and we may be subject to similar litigation in the future. Given that our solution integrates with all aspects of the home, the risk that our solution may be subject to these allegations is exacerbated. As we seek to extend our solutions, we could be constrained by the intellectual property rights of others. In addition, our dealer and distributor contracts require us to indemnify them against certain liabilities they may incur as a result of our infringement of any third-party intellectual property.

We might not prevail in any intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products or revenues and against which our potential patents provide no deterrence, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. If our solutions exceed the scope of in-bound licenses or violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and results of operations. If we were compelled to withdraw any of our solutions from the market, our business, financial condition and results of operations could be harmed.

We are generally obligated to indemnify our dealers, distributors and partners for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs.

We have agreed, and expect to continue to agree, to indemnify our dealers, distributors and partners for certain intellectual property infringement claims regarding our products. As a result, in the case of infringement claims against these dealers, distributors and partners, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. We expect that some of our dealers, distributors and partners may seek indemnification from us in connection with infringement claims brought against them. We evaluate each such request on a case-by-case basis and we may not succeed in refuting all such claims. If a dealer, distributor or partner elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.

The use of open source software in our solutions may expose us to additional risks and harm our intellectual property.

Some of our solutions use or incorporate software that is subject to one or more open source licenses. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on potentially unfavorable terms or at no cost.

The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and accordingly there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-develop our solutions, to discontinue sales of our solutions or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs.

While we monitor the use of all open source software in our products, solutions, processes and technology and seek to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution when we do not wish to do so, we are currently conducting a comprehensive audit of open source software contained in our solutions. Although we are not aware of any use of open source software in our solutions that would require us to disclose all or a portion of the source code underlying our solutions, we have not completed our open source software audit; therefore, it is possible that such use may have inadvertently occurred in deploying our solutions. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our solutions without our knowledge, we could, under certain circumstances, be required to disclose the source code to our solutions. This could harm our intellectual property position and our business, results of operations and financial condition.

We rely on the availability of third-party licenses. If these licenses are available to us only on less favorable terms or not at all in the future, our business and results of operations may be harmed.

We have incorporated third-party licensed technology into our products. It may be necessary in the future to renew licenses relating to various aspects of these products or to seek additional licenses for existing or new products. The necessary licenses may not be available on acceptable terms, or at all. The inability to obtain certain licenses or other rights, or to obtain those licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in our inability to include certain features in our products or delays in product releases until such time, if ever, as equivalent technology could be identified, licensed or developed and integrated into our products, which may have a material adverse effect on our business, results of operations and financial condition. Moreover, the inclusion in our products of intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.

Failure to maintain the security of our information and technology networks, including information relating to our dealers, distributors, consumers and employees, could adversely affect us.

We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information pertaining to our dealers, distributors, consumers and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A significant actual or potential theft, loss, fraudulent use or misuse of dealer, distributor, consumer, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. Such an event could additionally result in adverse publicity and therefore adversely affect the market’s perception of the security and reliability of our services. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our products and services. If any one of these risks materializes our business, financial condition, results of operations and cash flows could be materially and adversely affected.

If security breaches in connection with the delivery of our services allow unauthorized third parties to obtain control or access of our consumers’ appliances containing our products, our reputation, business, results of operations and financial condition could be harmed.

Certain of our employees and dealers can access and update certain of our home automation products and services through the Internet. If security breaches in connection with the delivery of our services via the Internet allow unauthorized third parties to obtain control of our consumers’ appliances containing our products, our reputation, business, results of operations and financial condition could be harmed.  Furthermore, although we do not recommend or approve of port forwarding for remote access to our solutions, certain of our dealers have in the past and may in the future enable port forwarding, which could create security vulnerabilities in a consumer’s home network. If security breaches in connection with the delivery of our solutions occur, our reputation, business, results of operations and financial condition could be harmed.

Risks Related to Owning Our Common Stock

Our share price may be volatile.

The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and other factors beyond our control, including:

•                  Actual or anticipated fluctuations in our financial condition and results of operations;

•                  Overall conditions in our industry and market;

•                  Addition or loss of consumers;

•                  Changes in laws or regulations applicable to our solutions;

•                  Actual or anticipated changes in our growth rate relative to our competitors;

•                  Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•                  Additions or departures of key personnel;

•                  Competition from existing products or new products that may emerge;

•                  Issuance of new or updated research or reports by securities analysts;

•                  Fluctuations in the valuation of companies perceived by investors to be comparable to us;

•                  Disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•                  Sales of our common stock by us or our stockholders;

•                  Share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•                  The expiration of contractual lock-up agreements with our executive officers, directors and stockholders; and

•                  General economic and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may harm the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish research or reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Future sales of our common stock in the public market could cause our share price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 8, 2013, we had 22,728,515 shares of common stock outstanding.

As of August 8, 2013, 18,126,119 shares of common stock outstanding, or 79.8% based on shares outstanding as of August 8, 2013, are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of this prospectus, subject to certain extensions.

The underwriters of our initial public offering may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements with the underwriters prior to expiration of the lock-up period.

The holders of 16,207,873 shares of common stock, or 71.3% based on shares outstanding as of August 8, 2013, will be entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investors’ rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, the market price for our common stock could be harmed. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. On August 2, 20013, we filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2003 Equity Incentive Plan and 2013 Stock Option and Incentive Plan. Our 2013 Stock Option and Incentive Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. Once we register these shares, they can be freely sold in the public market upon issuance and vesting, subject to a lock-up period of at least 180 days and other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

As of August 8, 2013, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 65.8% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•                  Delaying, deferring or preventing a change in corporate control;

•                  Impeding a merger, consolidation, takeover or other business combination involving us; or

•                  Discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated include provisions that:

•                  Authorize our board of directors to issue, without further action by the stockholders, up to 25,000,000 shares of undesignated preferred stock;

•                  Require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•                  Specify that special meetings of our stockholders can be called only by our board of directors, the Chairman of the Board, the Chief Executive Officer or the President;

•                  Establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•                  Provide that directors may be removed only for cause;

•                  Provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•                  Establish that our board of directors is divided into three classes—Class I, Class II and Class III—with each class serving staggered terms; and

•                  Require a super-majority of votes to amend certain of the above-mentioned provisions.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

From April 1, 2013 through June 30, 2013, we sold and issued to our employees, consultants or former service providers an aggregate of 17,978 shares of common stock pursuant to option exercises under the 2003 Equity Incentive Plan at exercise prices ranging from $6.14 to $8.84 per share for an aggregate purchase price of $113,192.

From April 1, 2013 through June 30, 2013, we granted options under our 2003 Equity Incentive Plan to purchase an aggregate of 389,782 shares of common stock to our employees, directors and consultants, having an exercise price of $11.28 per share for an aggregate exercise price of $4,398,300.

(b) Use of Proceeds from Public Offering of Common Stock

On August 7, 2013, we closed our IPO, in which we sold 4,600,000 shares of common stock at a price to the public of $16.00 per share.  The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-189736), which was declared effective by the SEC on August 1, 2013.  We raised $65.9 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and other offering expenses of $2.5 million.  No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 2, 2013 pursuant to Rule 424(b).  We invested the funds received in accordance with our board approved investment policy, which provides for investments in registered money market funds and U.S. treasury securities.  The managing underwriters of our IPO were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc.

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	Filed herewith

3.2	Amended and Restated Bylaws.	S-1	3.4	July 1, 2013

4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	July 18, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS**	XBRL Instance Document	Filed herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*                                         The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

**                                  Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 30, 2013	CONTROL4 CORPORATION

	By:	/s/ Dan Strong
Dan Strong
Chief Financial Officer
(Principal Financial and Accounting Officer)