Form 10-Q
period 2013-09-30
CONTROL4 CORP
filed 2013-11-01
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to       .

Commission file number 001-36017

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

On October 25, 2013, 22,772,528 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	September 30,
	2012	2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,695	$82,485
Accounts receivable, net	13,078	15,941
Inventories	12,515	15,559
Prepaid expenses and other current assets	1,871	1,965
Total current assets	46,159	115,950
Property and equipment, net	2,666	3,640
Intangible assets, net	926	970
Other assets	887	1,130
Total assets	$50,638	$121,690
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$14,435	$16,699
Accrued liabilities	6,571	5,548
Deferred revenue	542	637
Current portion of notes payable	1,321	1,191
Total current liabilities	22,869	24,075
Notes payable	1,838	2,127
Warrant liability	601	—
Other long-term liabilities	1,620	484
Total liabilities	26,928	26,686
Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value; 83,163,408 and no shares authorized; 15,293,960 and no shares issued and outstanding at December 31, 2012 and September 30, 2013 (unaudited), respectively; aggregate liquidation preference of $118,150 and $0 at December 31, 2012 and September 30, 2013 (unaudited), respectively	116,313	—
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, no and 25,000,000 shares authorized; no shares issued and outstanding at December 31, 2012 and September 30, 2013 (unaudited), respectively	—	—
Common stock, $0.0001 par value; 127,836,592 and 500,000,000 shares authorized; 2,490,870 and 22,766,644 shares issued and outstanding at December 31, 2012 and September 30, 2013 (unaudited), respectively	—	2
Additional paid-in capital	12,988	199,354
Accumulated deficit	(105,587)	(104,354)
Accumulated other comprehensive income (loss)	(4)	2
Total stockholders’ equity (deficit)	(92,603)	95,004
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$50,638	$121,690

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(unaudited)		(unaudited)

Revenue	$28,605	$33,641	$78,847	$92,755
Cost of revenue	14,918	16,592	41,710	46,129
Cost of revenue — inventory purchase commitment	1,840	—	1,840	(180)
Gross margin	11,847	17,049	35,297	46,806
Operating expenses:
Research and development	5,158	6,409	15,119	18,670
Sales and marketing	5,333	5,596	15,479	16,597
General and administrative	2,471	2,847	7,666	8,623
Litigation settlement	2,869	200	2,869	440
Total operating expenses	15,831	15,052	41,133	44,330
Income (loss) from operations	(3,984)	1,997	(5,836)	2,476
Other income (expense):
Interest income	2	4	11	8
Interest expense	(65)	(209)	(209)	(420)
Other income (expense)	(45)	42	(222)	(699)
Total other income (expense)	(108)	(163)	(420)	(1,111)
Income (loss) before income taxes	(4,092)	1,834	(6,256)	1,365
Income tax expense	—	(103)	—	(132)
Net income (loss)	$(4,092)	$1,731	$(6,256)	$1,233
Net income (loss) per common share:
Basic	$(1.73)	$0.12	$(2.69)	$0.19
Diluted	$(1.73)	$0.07	$(2.69)	$0.06
Weighted-average number of shares:
Basic	2,363	14,389	2,324	6,511
Diluted	2,363	23,556	2,324	21,206

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(unaudited)		(unaudited)
Net income (loss)	$(4,092)	$1,731	$(6,256)	$1,233
Other comprehensive income (loss):
Foreign currency translation adjustment	(7)	12	(37)	6
Total other comprehensive income (loss)	(7)	12	(37)	6
Comprehensive income (loss)	$(4,099)	$1,743	$(6,293)	$1,239

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2013
	(unaudited)

Operating activities
Net income (loss)	$(6,256)	$1,233
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	1,254	1,609
Amortization of intangible assets	203	218
Provision for doubtful accounts	203	112
Loss (gain) on inventory purchase commitment	1,840	(180)
Stock-based compensation	2,094	2,648
Warrant liability expense	222	709
Changes in assets and liabilities:
Accounts receivable	(3,199)	(2,978)
Inventories	(1,318)	(2,947)
Prepaid expenses and other current assets	(495)	(98)
Other assets	(783)	(243)
Accounts payable	3,964	2,150
Accrued liabilities	2,650	(838)
Deferred revenue	46	95
Other long-term liabilities	(450)	(1,138)
Net cash (used in) provided by operating activities	(25)	352
Investing activities
Purchases of property and equipment	(1,656)	(2,575)
Business acquisition	—	(88)
Net cash used in investing activities	(1,656)	(2,663)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	65,556
Proceeds from exercise of options for common stock	191	367
Proceeds from notes payable	1,376	1,145
Repayment of notes payable	(708)	(986)
Net cash provided by financing activities	859	66,082
Effect of exchange rate changes on cash and cash equivalents	(37)	19
Net increase (decrease) in cash and cash equivalents	(859)	63,790
Cash and cash equivalents at beginning of period	18,468	18,695
Cash and cash equivalents at end of period	$17,609	$82,485
Supplemental disclosure of cash flow information
Cash paid for interest	$208	$419
Cash paid for taxes	—	131
Supplemental schedule of non-cash investing and financing activities
Options for common stock granted in connection with a business acquisition	—	174
Elimination of liability upon net exercise of warrants to purchase preferred stock	—	1,310
Conversion of redeemable convertible preferred stock to common stock	—	116,313

See accompanying notes to condensed consolidated financial statements (unaudited).

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

Reclassifications

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation. The reclassification is related to gains or losses on inventory purchase commitments from accrued liabilities into the applicable caption on the statements of cash flows. This reclassification had no effect on the previously reported net cash (used in) provided by operating activities.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive income (loss), and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or any other future interim or annual period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Prospectus filed with the Securities and Exchange Commission (the “SEC”) on August 2, 2013. The December 31, 2012 consolidated balance sheet included herein was derived from the audited financial statements as of that date.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the unaudited condensed consolidated financial statements.

Initial Public Offering

On August 7, 2013, the Company completed its initial public offering (“IPO”) of common stock in which the Company sold and issued 4,600,000 shares of common stock at a price of $16.00 per share. As a result of the IPO, the Company raised a total of $73.6 million in gross proceeds, or approximately $65.6 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and offering expenses of approximately $2.8 million.

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

The Company’s accounts receivable are derived from revenue earned from customers primarily located in the United States and Canada. The Company’s sales to customers located outside the United States are generally denominated in United States dollars, except for sales to customers located in the United Kingdom, which are denominated in pounds sterling. There were no individual account balances greater than 10% of total accounts receivable at December 31, 2012 and September 30, 2013.

No customer accounted for more than 10% of total revenue for the three- and nine-month periods ended September 30, 2012 and 2013.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to customers located outside of the United States. With the exception of Canada, no single foreign country accounted for more than 10% of total revenue for the three- and nine-month periods ended September 30, 2012 and 2013. The following table sets forth revenue from the U.S., Canadian and all other international customers combined (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue-United States	$17,845	$22,264	$51,347	$61,430
Revenue-Canada	3,344	3,641	9,184	10,690
Revenue-all other international sources	7,416	7,736	18,316	20,635
Total revenue	$28,605	$33,641	$78,847	$92,755

International revenue (excluding Canada) as a percent of total revenue	26%	23%	23%	22%

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

The following table presents the changes in the product warranty liability (in thousands):

Warranty Liability
Balance at December 31, 2012	$1,155
Warranty costs accrued	420
Warranty claims	(414)
Balance at September 30, 2013	$1,161

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Numerator:
Net income (loss)	$(4,092)	$1,731	$(6,256)	$1,233
Denominator:
Weighted average common stock outstanding for basic net income (loss) per common share	2,363	14,389	2,324	6,511
Effect of dilutive securities—stock options, convertible preferred stock, and warrants to purchase common stock and preferred stock	—	9,167	—	14,695
Weighted average common shares and dilutive securities outstanding	2,363	23,556	2,324	21,206

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Convertible preferred stock	15,294	—	15,294	—
Options to purchase common stock	4,366	253	4,312	355
Warrants to purchase common stock	541	—	541	—
Warrants to purchase preferred stock	194	—	194	1
Total	20,395	253	20,341	356

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

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,	September 30,
	2012	2013
Finished goods	$12,306	$14,202
Component parts	209	1,357
	$12,515	$15,559

Property and equipment, net consisted of the following (in thousands):

	December 31,	September 30,
	2012	2013
Computer equipment and software	$3,518	$3,817
Manufacturing tooling and test equipment	2,731	2,647
Furniture and fixtures	1,801	1,965
Lab and warehouse equipment	1,974	2,311
Marketing equipment	419	424
Leasehold improvements	803	1,390
	11,246	12,554
Less: accumulated depreciation	(8,580)	(8,914)
	$2,666	$3,640

Intangible assets, net consisted of the following (in thousands):

	December 31,	September 30,
	2012	2013
Acquired technology	$1,357	$1,628
Less: accumulated amortization	(431)	(658)
	$926	$970

Other assets consisted of the following (in thousands):

	December 31,	September 30,
	2012	2013
Prepaid licensing	700	735
Deposits	187	395
	$887	$1,130

Accrued liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2012	2013
Current portion of settlement obligations (see Note 5)	$2,229	$887
Sales returns and warranty accruals	2,045	2,104
Compensation accruals	1,495	2,118
Other accrued liabilities	802	439
	$6,571	$5,548

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

The fair values of these financial assets and the redeemable preferred stock warrant were determined using the following inputs (in thousands):

	Fair value measurements at
	December 31, 2012 using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,554	$—	$—	$15,554
Other liabilities:
Redeemable preferred stock warrants	—	—	601	601

	Fair value measurements at
	September 30, 2013 using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$79,004	$—	$—	$79,004
Other liabilities:
Redeemable preferred stock warrants	—	—	—	—

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

5. Long-Term Obligations

Loan and Security Agreement

In June 2013, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”), which consists of a revolving credit facility of $13.0 million (subject to certain borrowing base restrictions) and term borrowings to fund purchases of property and equipment. All borrowings under the SVB Agreement are collateralized by the general assets of the Company. The credit facility has a variable rate of interest of prime (as published in the Wall Street Journal) or LIBOR plus 2.50%, as selected by the Company. The rate was 3.25% at September 30, 2013. In addition, the Company pays an annual commitment fee of $20,000 and a quarterly unused line fee of 0.375% based on the difference between the borrowing commitment of $13.0 million and the then-current balance. The SVB Agreement provides for $2.75 million in term borrowings to fund purchase of property and equipment through May 2014, of which $2.0 million was available at September 30, 2013. Term borrowings are payable in 39 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at September 30, 2013.

Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to our accounts receivable and inventory levels. As of September 30, 2013, our total borrowing capacity was approximately $13.0 million, and no borrowings were outstanding. The revolving credit facility has a maturity date of May 29, 2015.

The SVB Agreement contains various restrictive and financial covenants and the Company was in compliance with each of these covenants as of September 30, 2013.

Settlement Obligation

The Company has entered into various settlement agreements relating to alleged patent infringements, which included future payments under non-interest bearing, unsecured notes payable. The carrying values of the notes payable have been discounted using an implied interest rate of 3.75% and is included in accrued and other long-term liabilities in the accompanying condensed consolidated balance sheets.

Upon closing of the Company’s initial public offering, the balance due on one of the settlement obligations was accelerated and became immediately due and payable.  As a result, the Company made a final payment on this obligation of $2.1 million on August 12, 2013.  The difference between the carrying value of the note and the payment was recorded as a $0.2 million charge to interest expense.

Future annual payments on the settlement obligations as of September 30, 2013 are shown in the table below (in thousands):

2013	$20
2014	920
2015	20
2016	20
980
Less amount representing interest	(33)
Present value of settlement obligations	947
Less current portion of settlement obligations	(887)
Long-term portion of settlement obligations	$60

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

Income tax expense was $0 and $0.1 million for the three months ended September 30, 2012 and 2013, respectively, or approximately 0% and 6% of income before income taxes, respectively.  Income tax expense was $0 and $0.1 million for the nine months ended September 30, 2012 and 2013, respectively, or approximately 0% and 10% of income before income taxes, respectively. The effective tax rate for the three and nine months ended September 30, 2013 differs from the U.S. federal statutory rate of 34% primarily due to state income taxes, foreign income taxes, U.S. federal alternative minimum tax, incentive stock options, and the domestic valuation allowance offsetting most of the statutory rate.

At September 30, 2012 and 2013, the Company had a full valuation allowance against the deferred tax assets of its domestic operations as it believes it is more likely than not that these benefits will not be realized. At September 30, 2012, the Company also had a full valuation allowance against the deferred tax assets of its operations in the UK; however, the foreign valuation allowance has subsequently been released.  Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, the assessment may conclude that the remaining portion of the deferred tax assets are realizable.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Hong Kong, China and India. The Company is subject to examination in the United States, the United Kingdom, Hong Kong, China, and India as well as various state jurisdictions. As of September 30, 2013, the Company was not under examination by any tax authorities.

7. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Redeemable Convertible Preferred Stock

Upon closing of the Company’s initial public offering, the 15,293,960 shares of issued and outstanding redeemable convertible preferred stock were converted into common stock. Each share of redeemable convertible preferred stock, shown as issued and outstanding in the table below, was converted into one share of common stock.  The carrying value of the redeemable preferred stock at August 7, 2013 of $116.3 million was reclassified to common stock and additional paid-in capital.

Redeemable convertible preferred stock consisted of the following at December 31, 2012 and August 7, 2013 (in thousands, except share data):

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

Prior to their conversion, the Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series G-1 and Series H redeemable convertible preferred stockholders were entitled to receive, when, as and if declared by the Company’s Board of Directors, dividends at a rate of $0.21, $0.34, $0.44, $0.85, $0.91, $1.39, $0.74, $0.74, and $0.79 per share per year, respectively. To the extent that additional dividends were declared by the Board of Directors, those amounts would have been distributed equally among the Preferred Stockholders and common stockholders. As of September 30, 2013, no dividends had been declared by the Board of Directors.

Warrants to Purchase Stock and Preferred Stock Warrant Liability

Warrants to purchase common and preferred stock are summarized in the following table:

	Number of Shares Subject to Warrant
	December 31, 2012	September 30, 2013	Exercise Price
Warrants to purchase shares of common stock	71,153	—	$7.49
Warrants to purchase shares of common stock	470,082	—	9.93
Warrants to purchase Series C redeemable convertible preferred stock (1)	7,325	—	5.50
Warrants to purchase Series E redeemable convertible preferred stock (1)	4,390	—	11.39
Warrants to purchase shares of common stock (1)	—	7,325	5.50
Warrants to purchase shares of common stock (1)	—	4,390	11.39
Warrants to purchase Series G-1 redeemable convertible preferred stock	182,666	—	9.26
	735,616	11,715

(1)                                 Warrants to purchase Series C and Series E redeemable convertible preferred stock were converted into warrants to purchase shares of common stock upon the closing of the Company’s initial public offering.

Upon the closing of the Company’s initial public offering, warrants to purchase 723,901 shares of the Company’s common and preferred stock were net exercised, and the Company issued 293,232 shares of common stock to the holders of the warrants.

In 2009, the Series G-1 investors received warrants to purchase 182,666 shares of Series G-1 redeemable convertible preferred stock at a price of $9.26 per share. The warrants became immediately exercisable upon the closing of the Series G-1 financing and the fair value of $0.4 million was recorded as a liability with the offsetting charge to expense. Because the holders of the preferred stock were able to elect to redeem the shares for cash, the Company’s outstanding preferred stock warrants were classified as liabilities and were revalued at the end of each reporting period using the Black-Scholes option-pricing valuation model. Changes in fair value were reflected in the Company’s statements of operations as other income or expense. The fair market value of the Company’s common stock was used to value the warrant liability using the Black-Scholes option-pricing model. Upon the effective date of the Company’s initial public offering, the Company adjusted the liability based upon the offering price of $16.00 per share. As a result, the Company recognized $29,000 of other income and $0.7 million of other expense during the three- and nine-month periods ended September 30, 2013.

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

Stock Options

In 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Plan”), which provides for the granting of nonqualified and incentive stock options, stock appreciation rights, stock awards and restricted stock. Under the 2003 Plan, the Company may grant nonqualified and incentive stock options to directors, employees and non-employees providing services to the Company. The Board of Directors, on an option-by-option basis, determines the number of shares, terms and exercise period. Options granted generally have a ten-year life and vest over a period of four years. The exercise price of options on the date of grant is equivalent to the estimated fair value of the stock as determined by the Board of Directors based upon information available to it at the time of grant. Because there was no public market for the common stock, prior to the Company’s initial public offering, the Company’s Board of Directors determined the fair value of the Company’s common stock based on a variety of factors, including periodic valuations of the Company’s common stock, arm’s-length sales of the Company’s common stock, the Company’s financial position, historical financial performance, projected financial performance, valuations of publicly traded peer companies and the illiquid nature of the Company’s common stock.

On June 11, 2013, the Company’s Board of Directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was subsequently approved by the Company’s stockholders.  The 2013 Plan became effective as of the closing of the Company’s initial public offering. The Company initially reserved 2,390,401 shares of its Common Stock for issuance of awards under the 2013 Plan. To the extent that any awards outstanding under the 2003 Plan are forfeited or lapse unexercised subsequent to August 1, 2013, the shares of common stock subject to such awards will become available for issuance under the 2013 Plan.  As of September 30, 2013, an aggregate of 2,328,805 shares were available for issuance under the 2013 Plan. The 2013 Plan provides for annual increases in the number of reserved shares of up to 5% of the outstanding number of shares of the Company’s Common Stock.

A summary of stock option activity for the nine months ended September 30, 2013 is presented below:

	Shares Subject to Options Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	4,649,238	$3.33	$5.56	7.2
Granted	456,098	10.28	13.63
Exercised	(88,582)	2.39	4.14
Expired	(31,722)	3.39	5.62
Forfeited	(35,467)	4.60	7.33
Balance at September 30, 2013	4,949,565	3.99	6.36	6.7

Exercisable options at September 30, 2013	3,061,051	$2.79	$4.65	5.5
Vested and expected to vest at September 30, 2013	4,607,844	3.85	6.19

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Exercise Price	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)
$0.26 - 1.30	$0.56	190,939	1.2	190,939	1.2
1.35 - 2.60	2.18	473,347	2.7	473,347	2.7
2.65 - 3.90	3.23	325,523	3.8	325,523	3.8
3.95 - 5.20	4.87	954,522	5.5	926,448	5.5
5.25 - 6.50	6.19	1,734,885	8.0	933,316	7.9
6.55 - 7.80	7.49	118,947	6.8	95,260	6.8
7.85 - 9.10	8.84	239,893	8.7	81,075	8.7
9.15 – 22.77	11.40	911,509	8.9	35,143	9.1
		4,949,565		3,061,051

The following table summarizes the aggregate intrinsic-value of options exercised, outstanding and exercisable (in thousands):

For the nine months ended and as of September 30, 2013
Options Exercised	$1,130
Options Outstanding	55,147
Options Exercisable	38,783

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Expected volatility	61%	57%	61-63%	56-59%
Expected dividends	0%	0%	0%	0%
Expected terms (in years)	6.0-6.1	5.5-6.1	5.5-6.1	3.3-7.2
Risk-free rate	0.8%	1.5-1.7%	0.8-0.9%	0.8-1.7%
Forfeiture rate	7.9%	7.2%	7.9%	7.2%

Total stock-based compensation expense has been classified as follows in the accompanying statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Cost of revenue	$18	$15	$53	$46
Research and development	202	419	461	974
Sales and marketing	139	187	421	543
General and administrative	363	319	1,159	1,085
Total stock-based compensation expense	$722	$940	$2,094	$2,648

At September 30, 2013, there was $8.1 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 3.1 years.

8. Related Party Transactions

The Company has entered into sales agreements with certain of its investors. The following table sets forth revenue from product sales to companies affiliated with these investors (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Company 1	$747	$694	$1,567	$2,059
Company 2	211	—	813	128
Company 3	372	262	1,139	748
Company 4	368	4	784	423
	$1,698	$960	$4,303	$3,358

As of December 31, 2012 and September 30, 2013, the Company had accounts receivable from these companies totaling $1.5 million and $0.8 million, respectively.  Purchase and payment terms with these customers are consistent with other non-affiliated companies.

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

Rental expense was approximately $0.3 million for the three months ended September 30, 2012 and 2013, and $0.7 million and $1.0 million for the nine months ended September 30, 2012 and 2013, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of September 30, 2013 (in thousands):

2013	$370
2014	1,452
2015	1,451
2016	1,312
2017	1,124
Thereafter	557
$6,266

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through May 2014 totaling approximately $23.9 million at September 30, 2013.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2013.

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

We were founded in 2003 and began shipping our products and generating revenue in 2005. Our revenue has increased from $23.0 million for the year ended December 31, 2006 to $109.5 million for the year ended December 31, 2012. Our revenue for the three- and nine-month periods ended September 30, 2013 was $33.6 million and $92.8 million, compared to $28.6 million and $78.8 million for the three- and nine-month periods ended September 30, 2012. Our revenue growth has resulted primarily from a combination of adding new dealers and distributors to our sales channels, as well as increasing revenue from existing dealers and distributors by enhancing and expanding our product offerings and solutions.

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

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

	December 31, 2012	September 30, 2013
Number of North America dealers	2,350	2,457
Number of direct international dealers	501	554

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Number of controller appliances sold	18,585	16,154	52,271	49,120
Core revenue growth	21%	18%	19%	19%
International core revenue as a percentage of total revenue	24%	23%	21%	22%

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

While we believe we continue to have significant international opportunities, we face challenges in international expansion.  Such challenges may cause our growth rate to be slower than anticipated. During the third quarter of 2013, we opened our technical support and training center in China which we believe will help us expand our presence in China and accelerate our transition from a distributor to direct-to-dealer channel model.  A similar facility is scheduled to open in India during the fourth quarter of 2013. In addition, our efforts are focused on addressing other obstacles to growth including new product introduction as well as promotion and pricing programs in certain markets.

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

In the first quarter of 2012, we introduced our new HC-800 controllers and in the second quarter of 2012, we introduced our new HC-250 controllers.  These new controllers offer increased capability and performance compared to the controllers that they replaced (i.e. the HC-1000, the HC-300, and the HC-200).  As a result of the increased capability and higher performance of the new controllers, many installations now require fewer controllers per system and we have therefore seen a decrease in the average number of controllers per system in 2013 compared to 2012.  The net result is an increase in revenue and a decrease in the number of controllers sold for the three- and nine-month periods ended September 30, 2013 compared to the same periods of 2012.

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

International Revenue as a Percentage of Total Revenue

We believe that the international market represents a large and underpenetrated opportunity for us. In recent years, we have established offices in England, China, and India, we have formed relationships with international dealers and distributors and we have expanded foreign language support for our solutions. We track International revenue as a percentage of total revenue as a key measure of our success in expanding our business internationally.

Non-GAAP Financial Measures

In addition to our GAAP operating results, we use certain non-GAAP financial measures to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States. Non-GAAP adjusted gross margin, non-GAAP adjusted operating income, and non-GAAP net income exclude non-cash expenses related to stock-based compensation as well as gains or losses on inventory purchase commitments. We further exclude litigation settlement expense from non-GAAP operating income and non-GAAP net income.

Management believes that it is useful to exclude stock-based compensation expense because the amount of such expense in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude gains or losses on inventory purchase commitments because it is income or expense that arose from our commitment to purchase energy-related products from our contract manufacturing partner that we will not use due to our decision to discontinue our energy product line for utility customers. We have not recognized that type of income or expense in periods prior to 2012, and we believe that past and future periods are more comparable if we exclude that income or expense. Furthermore, we believe it is useful to exclude litigation settlement expense because of the variable and unpredictable nature of these expenses which are not indicative of past or future operating performance. We believe that past and future periods are more comparable if we exclude that expense.

We believe these adjustments provide useful comparative information to investors. Non-GAAP results are presented for supplemental informational purposes only for understanding our operating results. The non-GAAP results should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles, and may be different from non-GAAP measures used by other companies. Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently, particularly related to non-recurring, unusual items. We urge our investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin on a GAAP Basis to Adjusted Gross Margin on a Non-GAAP Basis:
Gross margin	$11,847	$17,049	$35,297	$46,806
Stock-based compensation expense in cost of revenue	18	15	53	46
Cost of revenue — inventory purchase commitment	1,840	—	1,840	(180)
Adjusted gross margin	$13,705	$17,064	$37,190	$46,672
Revenue	$28,605	$33,641	$78,847	$92,755
Gross margin percentage	41.4%	50.7%	44.8%	50.5%
Adjusted gross margin percentage	47.9%	50.7%	47.2%	50.3%

Reconciliation of Operating Income (Loss) on a GAAP Basis to Adjusted Operating Income on a Non-GAAP Basis:
Income (loss) from operations	$(3,984)	$1,997	$(5,836)	$2,476
Stock-based compensation expense	722	940	2,094	2,648
Cost of revenue — inventory purchase commitment	1,840	—	1,840	(180)
Litigation settlement	2,869	200	2,869	440
Adjusted operating income from operations	$1,447	$3,137	$967	$5,384
Revenue	$28,605	$33,641	$78,847	$92,755
Operating margin percentage	-13.9%	5.9%	-7.4%	2.7%
Adjusted operating margin percentage	5.1%	9.3%	1.2%	5.8%

Reconciliation of Net Income (Loss) on a GAAP Basis to Adjusted Net Income on a Non-GAAP Basis:
Net income (loss)	$(4,092)	$1,731	$(6,256)	$1,233
Stock-based compensation expense	722	940	2,094	2,648
Cost of revenue — inventory purchase commitment	1,840	—	1,840	(180)
Litigation settlement	2,869	200	2,869	440
Adjusted net income	$1,339	$2,871	$547	$4,141
Adjusted net income per common share:
Basic	$0.57	$0.20	$0.24	$0.64
Diluted	$0.07	$0.12	$0.03	$0.20
Weighted-average number of shares:
Basic	2,363	14,389	2,324	6,511
Diluted	19,052	23,556	18,872	21,206

Recent Developments

Net Proceeds from Initial Public Offering

On August 7, 2013, we completed our initial public offering (“IPO”) of common stock in which we sold and issued 4,600,000 shares of common stock and received net proceeds of approximately $65.6 million after deducting underwriting discounts and commissions and offering expenses.

Effect of Initial Public Offering on Warrant Liability

Freestanding warrants that relate to the Company’s redeemable convertible preferred stock are classified as a liability on the balance sheet as of December 31, 2012. The warrant to purchase Series G-1 redeemable convertible preferred stock was subject to re-measurement at each balance sheet date and any change in fair value is recognized as a component of other income or expense. Fair value was measured using the Black-Scholes option-pricing model. Upon the effective date of the Company’s initial public offering, we adjusted the liability to fair value based upon the offering price of $16.00 per share. As a result, we recognized $29,000 of other income and $0.7 million of other expense during the three- and nine-month periods ended September 30, 2013.

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

Components of Consolidated Statements of Operations

Revenue

We derive revenue primarily from the sale of products that contain our proprietary software. We generally recognize revenue upon the shipment of our products. We also license software that allows our customers to manage and control their homes from their smartphones, tablets or laptops. We recognize software license revenue at the time the software license is provided to the customer. In addition, we sell a subscription service, 4Sight, which allows consumers to control and monitor their homes remotely from their smartphones, tablets or laptops, and allows our dealers to perform remote diagnostic services. We defer subscription revenue at the time of payment and recognize it ratably over the term the service is provided. We record estimated reductions to revenue for dealer and distributor incentives at the time of the initial sale. We also record estimated reductions to revenue for estimated returns from our dealers and distributors at the time of the initial sale.

Cost of Revenue

Cost of revenue is comprised primarily of the price we pay our contract manufacturers for the components and products that they produce on our behalf. We closely monitor our product costs and continually work to reduce the cost of our products through negotiation with our contract manufacturers and component vendors and through engineering design changes. Cost of revenue also includes all of the overhead expenses associated with procuring, warehousing and shipping our products (both inbound and outbound). Cost of revenue also includes estimated and actual expenses associated with excess and obsolete inventory, as well as warranty expenses and royalty fees paid to third-party licensors.

Gross Margin

As a percentage of revenue, our gross margin has been and will continue to be affected by a variety of factors. Our gross margin is relatively consistent across our products. Our gross margin is higher on software licensing and subscription revenue than it is on product sales. Our gross margin is also higher on our sales made directly through dealers than it is on our sales made through distributors. Gross margin may also be negatively affected by price competition in our target markets and associated promotional or volume incentive rebates offered to our customers. Our gross margin on third-party products we sell through our online distribution platform is higher than our gross margin on our other product sales because we only recognize our net profit on these sales as revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)
North America Core Revenue	$21,016	$25,353	$59,604	$70,752
Other North America Revenue	173	552	927	1,368
Total North America Revenue	21,189	25,905	60,531	72,120
International Core Revenue	6,942	7,710	16,742	20,060
Other International Revenue	474	26	1,574	575
Total International Revenue	7,416	7,736	18,316	20,635
Total Revenue	$28,605	$33,641	$78,847	$92,755
North America Core Revenue as a % of Total Revenue	73%	75%	76%	76%
International Core Revenue as a % of Total Revenue	24%	23%	21%	22%

North America core revenue was $25.4 million and $70.8 million during the three- and nine-month periods ended September 30, 2013, respectively, increases of $4.3 million or 21% and $11.1 million or 19% compared to the same periods in 2012.  The increase in North America core revenue was due to a combination of a net increase in the number of active direct dealers selling our products and services and an increase in sales from existing direct dealers.

International core revenue was $7.7 million and $20.1 million during the three- and nine-month periods ended September 30, 2013, respectively, increases of $0.8 million or 11% and $3.3 million or 20% compared to the same periods in 2012. The increase in

International core revenue was primarily due to an increase in the number of dealers and distributors selling our products and services and the resulting increase in the number of system sales. While we believe we continue to have significant international opportunities, we face challenges in international expansion. Such challenges may cause our growth rate to be slower than anticipated. During the third quarter of 2013, we opened our technical support and training center in China which we believe will help us expand our presence in China and accelerate our transition from a distributor to direct-to-dealer channel model. A similar facility is scheduled to open in India during the fourth quarter of 2013. In addition, our efforts are focused on addressing other obstacles to growth including new product introduction as well as promotion and pricing programs in certain markets.

Gross Margin

Gross margin for the three- and nine-month periods ended September 30, 2012 and 2013 was as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Gross margin	$11,847	$17,049	$35,297	$46,806
Percentage of revenue	41%	51%	45%	50%

Our total cost of revenue for the three- and nine- month periods ended September 30, 2012 included a $1.8 million loss on an inventory purchase commitment resulting from our decision to discontinue our energy product line.

As a percentage of revenue, our gross margin increased from 41% during the three month period ended September 30, 2012 to 51% during the same period in 2013.  In addition to the $1.8 million loss on inventory purchase commitment noted above, the year over year increase in our gross margin percentage during the three month period ended September 30, 2013 was due to a variety of factors including higher prices charged for our controller products and associated software, higher sales of third party products sold through our online distribution platform, lower component costs and lower fixed manufacturing overhead expenses as a percent of revenue.

As a percentage of revenue, our gross margin increased from 45% during the nine month period ended September 30, 2012, to 50% during the same period in 2013.  During the second quarter of 2013, we reduced our reserve for loss on inventory purchase commitments by approximately $0.2 million, as our proceeds from liquidating the underlying inventory and our ability to consume common components exceeded our original estimates. In addition to the $1.8 million loss on inventory purchase commitment noted above, the year over year increase in our gross margin percentage during the nine month period ended September 30, 2013 was due to a variety of factors, including higher prices charged for our controller products and associated software, higher sales of third party products sold through our online distribution platform and lower component costs as a percent of revenue.

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

The impact of lower manufacturing overhead as a percentage of revenue on our gross margin percentage will vary depending on overhead spending in that period. In the nine months ended September 30, 2013, we received credits for duties paid in previous periods.  We expect to receive duty draw-back credits in future periods, which will have a favorable impact on our gross margin percentages; however, we anticipate that the favorable impact will be less significant in future periods.

Research and Development Expenses

Research and development expenses for the three- and nine-month periods ended September 30, 2012 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Research and development	$5,158	$6,409	$15,119	$18,670
Percentage of revenue	18%	19%	19%	20%

Research and development expenses increased by $1.3 million, or 24%, and $3.6 million, or 23%, in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012. These increases were primarily due to an increase in headcount and related expenses, including non-cash stock compensation expense, to support on-going and expanded product development activities.

Sales and Marketing Expenses

Sales and marketing expenses for the three- and nine-month periods ended September 30, 2012 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Sales and marketing	$5,333	$5,596	$15,479	$16,597
Percentage of revenue	19%	17%	20%	18%

Sales and marketing expenses increased by $0.3 million, or 5%, and $1.1 million, or 7%, in the three- and nine-month periods ended September 30, 2013, respectively, compared to the same periods in 2012. The period over period increases in absolute dollars for sales and marketing expenses was due to headcount increases and the related expenses as well as increased credit card merchant fees, which grew proportionate to our growth in revenue.  In addition, we increased our spending for tradeshow and other marketing related expenses to support new product releases and grow our dealer and distributor networks throughout the world.

General and Administrative Expenses

General and administrative expenses for the three- and nine-month periods ended September 30, 2012 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
General and administrative	$2,471	$2,847	$7,666	$8,623
Percentage of revenue	9%	8%	10%	9%

General and administrative expenses increased by $0.4 million, or 15% and $1.0 million or 12%, in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012. The period over period increases in absolute dollars in general and administrative expenses were due primarily to increased headcount and related expenses, professional fees and facilities related costs.

Litigation Settlement Expense

Litigation settlement expense for the three- and nine-month periods ended September 30, 2012 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Litigation settlement expense	$2,869	$200	$2,869	$440
Percentage of revenue	10%	1%	4%	0%

In the third quarter of 2012, we recorded an expense of $2.9 million in connection with two separate legal settlements. During the first and third quarters of 2013, we expensed $240,000 and $200,000, respectively, to settle certain legal matters.

Other Income (Expense)

Other income (expense) for the three- and nine-month periods ended September 30, 2012 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Other income (expense)	$(45)	$42	$(222)	$(699)
Percentage of revenue	0%	0%	0%	(1)%

Other income (expense) increased by $87,000 and $0.5 million for the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012. The increase is due to the change in the fair value of the warrant liability.  Upon the effective date of our initial public offering, we adjusted the liability to fair value based upon the offering price of $16.00 per share. As a result, we recognized $29,000 of other income and $0.7 million of other expense during the three- and nine-month periods ended September 30, 2013. Upon the closing of our initial public offering, the holders of the Series G-1 warrants net-exercised their warrants in exchange for 76,964 shares of our common stock.  The warrant liability of $1.3 million was reclassified from long-term liabilities to additional paid-in capital, a component of stockholders’ equity, and we will cease to record any further periodic fair value adjustments relating to the warrant liability.

Liquidity and Capital Resources

Primary Sources of Liquidity

The following table shows selected financial information and statistics as of December 31, 2012 and September 30, 2013 (in thousands):

	December 31, 2012	September 30, 2013
Cash and cash equivalents	$18,695	$82,485
Accounts receivable, net	13,078	15,941
Inventories	12,515	15,559
Working capital	23,290	91,875

As of September 30, 2013, we had $82.5 million in cash and cash equivalents, an increase of $63.8 million from December 31, 2012.  The increase in cash is primarily the result of the net proceeds received from our initial public offering of common stock of approximately $65.6 million offset by settlement obligation payments made of $3.0 million during the three month period ended September 30, 2013.

Cash Flow Analysis

A summary of our cash flows for the nine months ended September 30, 2012 and 2013 is set forth below (in thousands):

	Nine Months Ended September 30,
	2012	2013
Cash and cash equivalents at beginning of period	$18,468	$18,695
Net cash (used in) provided by operating activities	(25)	352
Net cash used in investing activities	(1,656)	(2,663)
Net cash provided by financing activities	859	66,082
Effect of exchange rate changes on cash and cash equivalents	(37)	19
Net change in cash for the period	(859)	63,790
Cash and cash equivalents at the end of the period	$17,609	$82,485

Operating Activities

Our net cash provided by operating activities for the nine months ended September 30, 2013 was $0.4 million and was primarily due to net income of $1.2 million, offset by non-cash expenses of $5.3 million, and a decrease in working capital accounts included in operating activities of $4.6 million. The non-cash expenses included in net income consist primarily of stock-based compensation expense of $2.6 million, depreciation expense of $1.6 million, and warrant liability expense of $0.7 million. The changes in working capital were primarily comprised of increases in accounts receivable of $3.0 million and inventories of $2.9 million, a decrease in accrued liabilities of $0.8 million, offset by an increase in accounts payable of $2.2 million. The changes in working capital resulted primarily from the growth in sales to our customers and the timing of payments to our vendors, primarily for the purchase of inventory. Additionally, there was a decrease in other long-term liabilities of $1.1 million, which was due primarily to a $0.9 million payment against an accrued litigation settlement obligation.

Our net cash used in operating activities for the nine months ended September 30, 2012 was $25,000 and was primarily due to a net loss of $6.3 million, offset by non-cash expenses of $4.0 million, a loss on inventory purchase commitments of $1.8 million, and an increase in working capital accounts included in operating activities of $1.6 million.  The non-cash expenses included in the net loss consist primarily of stock-based compensation expense of $2.1 million and depreciation expense of $1.3 million. The changes in working capital were primarily comprised of increases in accounts receivable of $3.2 million and inventories of $1.3 million, offset by increases in accounts payable of $4.0 million and accrued liabilities of $2.7 million. The changes in working capital resulted from the growth in sales to our customers and the timing of payments to our vendors, primarily for the purchase of inventory.

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

For the nine months ended September 30, 2012 and 2013, our cash used to purchase property and equipment was $1.7 million and $2.6 million, respectively.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013 was $66.1 million.  As a result of our initial public offering, we raised a total of $73.6 million in gross proceeds, or approximately $65.6 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and offering expenses of approximately $2.8 million.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $0.9 million and consisted of net proceeds from borrowings under our equipment loan as well as proceeds from the exercise of options for common stock.

Debt Obligations

In June 2013, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”), which consists of a revolving credit facility of $13.0 million (subject to certain borrowing base restrictions) and term borrowings to fund purchases of property and equipment. All borrowings under the SVB Agreement are collateralized by our general assets. The credit facility has a variable rate of interest of prime (as published in the Wall Street Journal) or LIBOR plus 2.50%, as selected by us. The rate was 3.25% at September 30, 2013. In addition, we pay an annual commitment fee of $20,000 and a quarterly unused line fee of 0.375% based on the difference between the borrowing commitment of $13.0 million and the then-current balance. The SVB Agreement provides for $2.75 million in term borrowings to fund purchase of property and equipment through May 2014, of which $2.0 million was available at September 30, 2013. Term borrowings are payable in 39 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at September 30, 2013.

Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to our accounts receivable and inventory levels. As of September 30, 2013, our total borrowing capacity was approximately $13.0 million, and no borrowings were outstanding. The revolving credit facility has a maturity date of May 29, 2015.

We have historically used the term borrowing facility to fund capital purchases on a quarterly basis. During the third quarter of 2013, we did not borrow against the term facility as our capital requirements were addressed from the receipt of proceeds from our initial public offering. We will continue to evaluate on a quarterly basis whether to borrow additional amounts based on our future cash needs.

The SVB Agreement contains various restrictive and financial covenants and we were in compliance with each of these covenants as of September 30, 2013.

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

Our contractual cash obligations at September 30, 2013 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including interest	$4,083	$1,611	$2,078	$394	$—
Operating lease obligations	6,266	1,470	2,812	1,984	—
Settlement agreements(1)(2)	980	920	40	20	—
Purchase commitments	23,925	23,925	—	—	—
Total contractual obligations	$35,254	$27,926	$4,930	$2,398	$—

(1)                                 The counterparty in one of the settlement agreements had the contractual right to accelerate $0.9 million of the future obligation due in 2014 to a $0.7 million payment in June 2013. That right was not exercised.

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

Recently Issued and Adopted Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 “Description of Business and Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the notes to condensed consolidated financial statements (unaudited).

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents as we do not have any short-term investments as of September 30, 2013. Our cash and cash equivalents as of September 30, 2013 was $82.5 million, and consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

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

We began our operations in 2003. For substantially all of our history, we have experienced net losses and negative cash flows from operations. As of September 30, 2013, we had an accumulated deficit of $104.4 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not become profitable. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

Consumers may choose to adopt point products that provide control of discrete home functionality rather than adopting our unified home automation solution. If we are unable to increase market awareness of the benefits of our unified solution, our revenue may not continue to grow, or it may decline.

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

We depend on our dealer and distributor network to sell and install our solution. As a result, we do not develop or control our sales pipeline, making it difficult for us to predict future sales. In addition, because the production of certain of our products requires long lead times, we enter into agreements for the manufacture and purchase of certain of our products well in advance of the time in which those products will be sold. These contracts are based on our best estimates of our near-term product needs. If we underestimate consumer demand, we may forego revenue opportunities, lose market share and damage our relationships. Conversely, if we overestimate consumer demand, we may purchase more inventory than we are able to sell at any given time, or at all. If we fail to accurately estimate demand for our products, we could have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our costs of revenues and reduce our liquidity. Our failure to accurately manage inventory relative to demand would adversely affect our results of operations.

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

•                  Changes in our business and pricing policies, or those of our competitors;

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

Due to the foregoing factors and the other risks discussed herein, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. You should not consider our recent revenue growth as indicative of our future performance.

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

As of December 31, 2012, we have developed a global network of over 2,800 active direct dealers and 27 distributors to sell, install and support our solutions. We rely on our dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and maintain most of our existing relationships. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and expanding the mainstream consumer products our dealers offer. If we are unable to expand our network of dealers and distributors, our business could be harmed.

We rely on our dealers and distributors to sell our solution, and if our dealers and distributors fail to perform, our ability to sell and distribute our products and services will be limited, and our results of operations may be harmed.

Substantially all of our revenue is generated through the sales of our solution by our dealers and distributors. Our dealers and distributors are independent businesses that voluntarily sell our products as well as the products of other companies to consumers. We provide our dealers and distributors with specific training and programs to assist them in selling our products, but we cannot assure that these steps will be effective. We have observed, and expect to continue to observe, high volatility in the monthly, quarterly and annual sales performance of individual dealers and distributors. Although we can make estimated forecasts of cumulative sales of large numbers of dealers and distributors, we cannot assure their accuracy collectively or individually. Accordingly, we may not be able to reduce or slow our spending quickly enough if our actual sales fall short of our expectations. As a result, we expect that our revenues, results of operations and cash flows may fluctuate significantly on a quarterly basis. We believe that period-to-period comparisons of our revenues, results of operations and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

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

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the nine months ended September 30, 2013, two contract manufacturers, Sanmina and LiteOn, manufactured 73% of our inventory purchases. Certain of our contract manufacturers and component vendors are located outside of the United States and may be subject to political, economic, social and legal uncertainties that may harm our relationships with these parties. If we fail to manage our relationships with our contract manufacturers or component vendors effectively, or if our contract manufacturers or component vendors experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’ or component vendors’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers or component vendors, we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor can be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

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

Any defect in, or disruption to, our solutions could cause consumers not to purchase additional products from us, prevent potential consumers from purchasing our solutions, or harm our reputation. Although our contracts with our consumers limit our liability to our consumers for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our consumers’ businesses, which may require us to spend significant time and money in litigation or arbitration, or to pay significant settlements or damages. Defending a lawsuit, regardless of its merit, could be costly, divert management’s attention and affect our ability to obtain or maintain liability insurance on acceptable terms and could harm our business. Although we currently maintain some warranty reserves, we cannot assure you that these warranty reserves will be sufficient to cover future liabilities. Furthermore, we may be required to indemnify our dealers, distributors and partners against certain liabilities they may incur as a result of defects of our products. In 2012, we incurred significant costs associated with the recall and replacement of a defective chip from a third-party component used within one of our products.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. In the nine months ended September 30, 2013, we spent $18.7 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

As of December 31, 2012, our net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $83.6 million and $83.1 million, respectively. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create an additional limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or permanently increase state taxes owed.

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

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, allowance for doubtful accounts, inventories, product warranties, income taxes and stock-based compensation expense. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our results of operations and our ability to attract and retain qualified executives and board members.

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules implemented by the Securities and Exchange Commission (“SEC”), The NASDAQ Stock Market LLC (“NASDAQ”), and other applicable securities or exchange-related rules and regulations. In addition, our management team has also had to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and make some activities more difficult, time consuming or costly, particularly if we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As a public company, we also expect that it may be more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to opine on the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an “emerging growth company” for up to five years following our initial public offering or such earlier time that we are no longer an emerging growth company. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Sanmina and LiteOn, two of our contract manufacturers that manufactured 73% of our inventory purchases for the nine months ended September 30, 2013, have manufacturing facilities located in China. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our solutions from dealers and distributors in the region, which may harm our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

Global or regional economic, political and social conditions could harm our business and results of operations.

External factors such as potential terrorist attacks, acts of war, financial crises, trade friction or geopolitical and social turmoil in those parts of the world that serve as markets for our solutions, such as Europe, Asia or elsewhere, could harm our business and results of operations. These uncertainties may cause our consumers to reduce discretionary spending on their home and make it difficult for us to accurately plan future business activities. More generally, these geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. We are not insured for losses or interruptions caused by terrorist acts or acts of war. The occurrence of any of these events or circumstances could harm our business and results of operations.

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

We have a limited history of marketing, selling, and supporting our products and services internationally. However, consumers in countries outside of North America accounted for 22% of our revenue for the nine months ended September 30, 2013 and we expect that percentage to grow in the future. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets.

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

Due to the global nature of our business, we could be harmed by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or similar anti-corruption laws in other jurisdictions in which we operate, or various international trade and export laws.

The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), and similar anti-corruption laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. In addition, U.S.-based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-corruption laws may conflict with local customs and practices. Our global operations require us to import from and export to several countries, which geographically stretches our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could harm our business, financial condition and results of operations. Our employees or other agents may engage in prohibited conduct and render us responsible under the FCPA, the U.K. Bribery Act or similar anti-corruption laws. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could harm on our business.

Risks Related to Our Intellectual Property

From time to time, we are defendants in legal proceedings as to which we are unable to assess our exposure and which could become significant liabilities in the event of an adverse judgment.

We are defendants in legal proceedings from time to time. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and employment-related claims. We may not be able to accurately assess the risks related to these suits, and we may be unable to accurately assess our level of exposure. In 2012 and 2013, we entered into three separate settlement agreements relating to alleged patent infringements, which included future royalty payments on certain products, the payment of a lump sum amount for alleged past damages, and/or the payment of a fixed amount in exchange for a covenant not to sue.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2013, we had 22,766,644 shares of common stock outstanding.

As of September 30, 2013, 18,164,248 shares of common stock outstanding, or 79.8% based on shares outstanding as of September 30, 2013, are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after August 1, 2013, subject to certain extensions.

The underwriters of our initial public offering may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements with the underwriters prior to expiration of the lock-up period.

The holders of 16,207,873 shares of common stock, or 71.2% based on shares outstanding as of September 30, 2013, will be entitled to rights with respect to registration of such shares under the Securities Act pursuant to an investors’ rights agreement between such holders and us. If such holders, by exercising their registration rights, sell a large number of shares, the market price for our common stock could be harmed. If we file a registration statement for the purpose of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. On August 2, 2013, we filed a registration statement on Form S-8 under the Securities Act to register shares for issuance under our 2003 Equity Incentive Plan and 2013 Stock Option and Incentive Plan. Our 2013 Stock Option and Incentive Plan provides for automatic increases in the shares reserved for issuance under the plan which could result in additional dilution to our stockholders. Once we register these shares, they can be freely sold in the public market upon issuance and vesting, subject to a lock-up period of at least 180 days and other restrictions provided under the terms of the applicable plan and/or the option agreements entered into with option holders.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

As of September 30, 2013, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 65.7% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

From July 1, 2013 through August 7, 2013, we sold and issued to our employees, consultants or former service providers an aggregate of 17,271 shares of common stock pursuant to option exercises under our 2003 Equity Incentive Plan at exercise prices ranging from $0.78 to $6.14 per share for an aggregate purchase price of $72,603.

(b) Use of Proceeds from Public Offering of Common Stock

On August 7, 2013, we closed our IPO, in which we sold 4,600,000 shares of common stock at a price to the public of $16.00 per share.  The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-189736), which was declared effective by the SEC on August 1, 2013.  We raised $65.6 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and offering expenses of $2.8 million.  No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.  There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 2, 2013 pursuant to Rule 424(b).  We invested the funds received in accordance with our board approved investment policy, which provides for investments in registered money market funds and U.S. treasury securities.  The managing underwriters of our IPO were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc.

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	August 30, 2013

3.2	Amended and Restated Bylaws.	S-1	3.4	July 1, 2013

4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	July 18, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS**	XBRL Instance Document	Filed herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2013	CONTROL4 CORPORATION

	By:	/s/ Dan Strong
Dan Strong
Chief Financial Officer
(Principal Financial and Accounting Officer)