Form 10-K
period 2013-12-31
CONTROL4 CORP
filed 2014-02-21
CIK 1259515

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-36017

Control4 Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1583209 (I.R.S. Employer Identification No.)
11734 S. Election Road Salt Lake City, Utah (Address of principal executive offices)	84020 (Zip Code)

(801) 523-3100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
 None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           As of June 30, 2013, the last business day of the registrant's most recently completed second quarter, there was no established public market for the registrant's common stock. The registrant's common stock began trading on the NASDAQ Global Select Market on August 2, 2013. The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2013 was approximately $199.7 million (based on a closing sale price of $20.05 per share as reported for the NASDAQ Global Select Market on August 2, 2013). For purposes of this calculation, shares of common stock held by officers, directors and their affiliated holders and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

           As of February 14, 2014, 22,901,986 shares of the registrant's Common Stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission ("SEC") within 120 days after the end of the fiscal year to which this report relates.

Control4 Corporation

Form 10-K
For Fiscal Year Ended December 31, 2013

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K ("Form 10-K") contains "forward-looking statements" within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding Control4's financial outlook. All statements other than statements of historical fact contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These forward-looking statements are made as of the date they were first issued and were based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of management. Forward-looking statements are subject to a number of risks and uncertainties, many of which involve factors or circumstances that are beyond Control4's control. Control4's actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including but not limited to, those discussed in the section titled "Risk Factors" included in this Form 10-K, as well as other documents that may be filed by the Company from time to time with the SEC. The forward-looking statements included in this Form 10-K represent Control4's views as of the date of this Form 10-K. The Company anticipates that subsequent events and developments will cause its views to change. Control4 undertakes no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. References in this Form 10-K to the "Company," "Control4," "we," "us," and "our" refer to Control4 Corporation and, where appropriate, its subsidiaries, unless otherwise stated.

PART I.

ITEM 1.    Business

Overview

        We are a leading provider of automation and control solutions for the connected home. We unlock the potential of connected devices, making entertainment systems easier to use, homes more comfortable and energy efficient, and families more secure. We provide our consumers with the ability to integrate music, video, lighting, temperature, security, communications and other functionalities into a unified home automation solution that enhances our consumers' daily lives. More than 78% of our consumers have integrated two or more of these functionalities with our solution. At the center of our solution is our advanced software platform, which we provide through our products that interface with a wide variety of connected devices that are developed both by us and by third parties.

        Our solution functions as the operating system of the home, making connected devices work together to control, automate and personalize the homes of our consumers.

        Consumer need for simplicity and a personalized experience, combined with advances in technology, are driving rapid growth in the connected home market. As a result of the significant growth in smart devices, mobile data networks, home broadband access and in-home wireless networking, consumers are more comfortable with ubiquitous connectivity and device interoperability. Accustomed to network connectivity and control of their digital lives, consumers are now looking for affordable ways to extend this functionality into their homes, driving growth in the mainstream home automation market.

        We were founded in 2003 to deliver a mainstream home automation solution by enabling consumers to unify their connected devices into a personalized system at an accessible and affordable entry point. Sold through our worldwide network of over 3,000 active direct dealers, our solution sits at the center of the mainstream home automation market by providing integrated and extensible control of over 7,700 third-party devices and services. These devices and services span a broad variety of product categories including music, video, lighting, temperature, security, communications and other devices. Our platform capabilities provide consumers with solutions that are easy to use, comprehensive, personalized, flexible and affordable.

        Based on our analysis, we estimate that we have automated more than 150,000 homes representing cumulative sales of more than 340,000 of our controller appliances, the brain of the connected home. We sell and deliver our solutions through an extensive worldwide dealer and distributor network and have solutions installed in 87 countries. Our top 100 dealers represented 22% of our total revenue in 2013.

        We generated revenue of $93.4 million, $109.5 million, and $128.5 million in 2011, 2012 and 2013, respectively. We had a net loss of $3.9 million and $3.7 million, and a net income of $3.5 million in 2011, 2012 and 2013, respectively.

Our Industry

        Within the last decade, the pace of innovation in the electronics industry has accelerated rapidly. Network-aware devices—such as televisions, smartphones, tablets, thermostats, appliances and security systems—that separately connect to a home network create the "connected home." Home automation technology integrates devices in the connected home, unlocking the collective potential of these devices working together to improve consumers' lives. The home automation market has reached a major inflection point and is becoming a mainstream offering accessible by a broad base of consumers.

        Home automation solutions unify the control of music, video, lighting, temperature, security, communications and other devices in the connected home to provide consumers with improved convenience, comfort, energy efficiency and security. The key functional elements of home automation include:

  •
  Control.  Controlling devices is the most basic capability of home automation solutions. From a single interface, consumers can operate a wide array of devices using wired or wireless connections. With the recent growth in smartphones and tablets, control functionality is increasingly being extended to these mobile devices;

  •
  Automation.  After initial programming, automation enables devices to function without additional human intervention. Automation also enables various devices to work in concert to perform more complex tasks and to take actions based on external conditions; and

  •
  Personalization.  Personalization enables home automation solutions to be tailored to the unique lifestyle requirements of individual consumers and their families. Personalization unlocks the full potential of home automation to enhance, enrich and simplify the lives of consumers.

Our Solution

        The Control4 solution, built around our advanced software platform, sits at the center of the fast growing mainstream segment of the home automation market. We unlock the potential of connected devices, making entertainment systems easier to use, homes more comfortable and energy efficient, and families more secure. Our solution functions as the operating system of the home, integrating music, video, lighting, temperature, security, communications and other devices into a unified automation solution that enhances our consumers' lives.

        The Control4 solution integrates more than 7,700 third-party devices and systems into a unified, easy-to-use solution for mainstream consumers. As a result, our solution provides the consumer with the following benefits:

  •
  Easy to Use.  Our solution is designed to be simple and intuitive. Through our unified software platform, consumers can easily interact with their entire automated home without learning multiple interfaces or numerous remote controls. We have designed our solution so that anyone, from a young child to a grandparent, can pick up a Control4 device, push a button and watch a movie without any prior instruction;

  •
  Broad Device Interoperability.  Our open and flexible platform provides consumers with access to a broad universe of third-party devices that become connected and interoperable through our solution. The Control4 software platform currently operates with over 7,700 discrete third-party devices;

  •
  Advanced Personalization.  Our adaptable solution enables our consumers to personalize the features and functionality of their Control4 system. Our modular design also enables the smooth integration of new third-party products to meet the evolving needs of our consumers as their lifestyles change;

  •
  Attractive Entry Point.  Consumers can start with a single room multi-media automation experience for about $1,000 and scale to an integrated solution with an average cost of $26,000. Based on our research, more than half of our consumers have Control4 system configurations with one controller, with an average cost of $4,000 and a median cost of $2,500 (including estimated installation costs);

  •
  Professional Installation and Support through Our Global Dealer Network.  As the number and types of connected devices continues to grow, the need for local professional consultation, installation and support is currently essential for a successful home automation experience. We have built a global network of over 3,000 active direct dealers and distributors. Our certified dealers receive in-depth training, on-going education and support, enabling them to help consumers develop and install their personalized home automation experiences with the Control4 solution. To further increase consumer satisfaction, we also maintain a Customer Advocacy & Care Group that responds directly to consumer questions and concerns; and

  •
  Remote Access.  We have developed service offerings that complement our product solutions in order to provide consumers even more access, control and enhanced functionality over their automated homes. 4Sight subscription services provide consumers with the ability to remotely monitor and adjust settings in their homes (such as lights, temperature settings, door locks, gates and cameras) as well as receive event-based email alerts when predefined events either occur or do not occur by a specific time.

Our Growth Strategy

        Our goal is to be the leading provider of mainstream home automation solutions and the operating system of choice for the home. The following are key elements of our growth strategy:

  •
  Enhance Our Software Platform and Products.  We believe that our success to-date has been largely driven by the capabilities of our software platform. We will continue to invest in our software platform to develop and support new products, features and capabilities that deliver exceptional performance and value to our consumers;

  •
  Strengthen and Expand Our Global Dealer Network.  We have developed a global network of over 3,000 active direct dealers and 29 distributors to sell, install and support our solutions. We will continue to expand and optimize our dealer network to ensure that we have sufficient geographic coverage across both existing and new markets. We will also continue to devote significant resources to increase the productivity and competency of our dealers and distributors by providing them with ongoing training, tools and support;

  •
  Increase Penetration of Our North America Core Market.  We intend to continue to focus on the residential market in North America, which represented approximately 76% of our revenue for the year ended December 31, 2013. We believe the residential market offers us an opportunity for significant long-term growth, and we will continue to devote sales and marketing resources to increase penetration of that core market;

  •
  Expand Our Focus on Adjacent Markets.  We are also making investments to capitalize on opportunities outside the residential market and internationally. Internationally, our user interfaces are now available in 28 languages and our products are distributed in 87 countries. In addition, we have had initial success in the light commercial, multi-dwelling unit and hospitality markets, and we plan to continue our focus on these and other adjacent opportunities to expand our addressable market;

  •
  Enhance Our Solution with Services and Apps.  In addition to automating devices within the home, our solution also enables a wide variety of service and application opportunities. We plan to continue to enhance our 4Sight subscription services to provide consumers with enhanced home monitoring and control capabilities from any Internet-connected mobile device or computer;

  •
  Pursue Technology Licensing Opportunities.  We plan to make our technology increasingly available to third parties through licensing agreements. We have also begun making our device auto-discovery technology, Simple Device Discovery Protocol ("SDDP"), available on a royalty-free basis to third parties to streamline and automate the setup, identification and configuration of their devices into our system. As of December 31, 2013, 59 third parties had agreed to license SDDP from us, and 22 of them had begun shipping SDDP-enabled devices. We also plan to expand our licensing activities to leverage third-party distribution channels, grow our partner relationships, simplify the home automation experience for dealers and consumers, and increase interoperability; and

  •
  Pursue Strategic Acquisitions.  We believe that our software platform has a strategic position as the operating system of the connected home. As a result, we believe we are ideally positioned to identify, acquire and integrate strategic acquisitions that are complementary to our current offerings, strengthen and expand our technology foundation, enhance our market positioning, distribution channels and sales, and are consistent with our overall growth strategy.

Our Products and Services

        The primary benefits we provide consumers and dealers lie in the value and competitive differentiation of our software platform. We deliver value and differentiation to consumers and generate revenues by embedding our software into a range of physical products.

Software Platform

        At the center of the Control4 product line is the Control4 Home Operating System, which we refer to as the C4 OS, and the associated application software and software development kits, or SDKs. The high-level software components include:

  •
  Director.  Director is a real-time, extensible home operating system kernel that is responsible for monitoring and receiving events from numerous devices and services, processing those events according to consumer personalized settings, and then dispatching commands to the appropriate devices to perform predefined actions. Director runs on our controller appliances and certain authorized partner products such as Sony ES receivers;

  •
  Navigator.  Navigator displays intuitive and rich graphical user interfaces on televisions, in-wall and table-top touch panels, smartphones and tablets, as well as list-based devices such as remote controls with LCD text-displays;

  •
  Composer Professional Edition.  Composer Professional Edition is a software application that enables trained and certified Control4 dealers and installers to design, configure and personalize a Control4 home automation system for consumers;

  •
  Composer Home Edition and Composer Media Edition.  Composer Home Edition and Media Edition enable consumers to view and configure their Control4 managed devices. These drag-and-drop programs provide the ability to manage digital media and create and modify simple programs and policies (such as changing lighting scenes, modifying custom buttons and controlling behaviors among devices based on schedules or times of the day);

  •
  DriverWorks SDK.  DriverWorks SDK is a software development kit that enables dealers, programmers and device manufacturers to independently develop and test custom two-way interface drivers to support the integration of a new device or device model into our system, or to customize and enhance an existing driver. DriverWorks SDK has enabled 7,700 different products and services to be incorporated into the Control4 ecosystem; and

  •
  Navigator SDK and Application SDK.  Navigator SDK and Application SDK are software development kits that enable third-party dealers and programmers to customize and deliver new application functionality within Navigator user interfaces on Control4 interface devices through the development of apps.

Products with Embedded Software and Services

        Our products leverage our software platform to provide consumers with a comprehensive and easy-to-use connected home experience. We designed our software platform to be extensible, which has allowed us to improve and augment the functionality of hardware products (both those designed by us and by others) over time. We also design and manufacture our products via contract manufacturers as well as certify partner products for sale through our dealers. Our products and services include:

  •
  Controller Appliances.  Our controller appliances run our Director software to monitor, process and automate events, statuses and actions for numerous devices and services, creating a comprehensive connected home experience. Currently we offer the HC-800, a whole home controller appliance, and the HC-250, a single-room controller appliance;

  •
  Interface Devices.  We offer touch panels, handheld remote controls and keypads as interface devices. We also develop and deliver software applications for Apple iOS and Android smartphones and tablets that enable these personal devices to become control interfaces to Control4 connected homes, both on-premise and remotely;

  •
  Audio/Video Equipment.  The Wireless Music Bridge is a simple, elegant way to allow consumers to enjoy the music available on their smartphone, tablet or computer—their own music collection as well as streaming services like Pandora, Rhapsody, Spotify or TuneIn—by wirelessly streaming their selection to their home audio system using AirPlay, DLNA or Bluetooth technologies. We also offer 4x4 and 8x8 zone power amplifiers, network-enabled 4x4 and 8x8 zone matrix amplifiers, and a 16x16 audio matrix switch for versatile multi-room and whole-home audio distribution. In addition, we offer an 8x8 HDMI matrix switch and an HDBaseT receiver that distribute eight HDMI sources to eight video display locations with full HD, an integrated digital media player for integration of local digital audio and video, as well as Wi-Fi and Ethernet amplified speaker points for streaming digital audio to speakers in areas without an audio receiver;

  •
  Lighting Products.  We offer a suite of lighting products that provide personalized control and energy management. Our suite of wireless light switches and dimmers can easily replace devices in an existing home or be installed in new homes. We offer innovative in-wall wireless switches and dimmers for 120V, 240V and 277V electrical loads, which meet the requirements of North America and many international markets. We also offer panelized systems, where all of the lighting control will be done on a remote panel. In addition to providing lighting control, our switches can be programmed to operate other systems in the home, such as allowing consumers to access their favorite music playlist with the touch of a button.

  •
  Thermostats.  Our wireless multi-stage thermostat is completely programmable with up to six set points per day and, using our 4Sight subscription service, is remotely accessible and controllable. Through the Control4 operating system, we also integrate with third-party products (such as automated shades and pool controls) that provide additional energy savings, convenience and efficiency;

  •
  Security Products.  We provide a set of products and software services created by us as well as distribute certified third-party products, including deadbolts, door and window sensors, motion sensors, garage access systems and water leak detection systems, from our security partners such as Baldwin, Card Access, Kwikset and Yale. Through our SDDP technology, we also integrate with over 1,500 network video recorders and surveillance cameras sold by five of the top security monitoring manufacturers;

  •
  Communication Products.  We offer full motion video and high quality audio intercom capability through our in-wall and tabletop touchscreens, as well as our exterior weather-resistant door stations; and

  •
  Subscription Services.  4Sight is a subscription service that enables 24x7 home monitoring and control from virtually anywhere, remote home programming and support, and instant email alerts based on home events so that homeowners are always in-the-know. For example, 4Sight allows consumers to remotely unlock the front door to let in a repairman, to turn on the air conditioning on the way home, and to monitor their home security cameras from a smartphone.

        Sales of our controller appliances, including software, represented 37% of our total revenue in 2013.

        Our installed solutions include functionalities in the following percentages:

Video	100%
Music	57
Lighting	51
Communications	32
Security	31
Temperature	23

        More than 78% of our consumers have integrated two or more of these functionalities with our solution.

Our Distribution Network

        In 2005, we started selling our solutions through a network of over 450 independent dealers. Since that time, our distribution network has grown to over 3,000 active direct dealers and distributors in 87 countries. Dealers range in size from small family businesses to very large organizations.

        Our dealers are home automation specialists that have significant experience in designing, installing and servicing both low- and high-voltage systems including music, video, security, communications and temperature control. Every Control4 dealer has gone through extensive training and has passed the necessary certification tests—either in one of our training facilities located in the United States, the United Kingdom, China, or India or in a training facility of one of our 29 distributors. Every installer for each dealer must complete course work and pass pre-training examinations, as well as pass rigorous testing at the conclusion of the multi-day formal training in order to become certified to sell and install our solutions.

        We sell directly through dealers in the United States, Canada, the United Kingdom and 43 other countries. We partner with 29 distributors to serve 41 additional countries where currently we do not have dealer training and support facilities. Our distributors recruit, train and manage dealers within their region and also help dealers find country specific solutions for unique needs based on the special home automation market characteristics within each country. In recent years, we have moved more toward a dealer-direct model in specific international regions as we have added and continue to add sales and support staff, namely in the United Kingdom, China and India.

        During the years ended December 31, 2011, 2012 and 2013, none of our dealers or distributors accounted for more than 5% of our revenue. None of our dealers or distributors have minimum or long-term purchase obligations. Dealer orders are typically placed on a project-by-project basis. As such, our dealers do not typically carry significant levels of inventory. The resulting just-in-time model helps reduce dealer inventory investment and also reduces dealer returns. Our dealers around the world are each responsible for local marketing, selling, installing and servicing our solution for the consumer.

Our Partners

        The home automation market is made up of a collection of thousands of electronically controllable products made by hundreds of key manufacturers. We believe that our success has come, in part, due to our success in forming relationships with many of these manufacturers. As of December 31, 2013, we had agreements with over 150 manufacturers, of which 49 have formally submitted their devices to us for Control4 certification so that our worldwide dealer network can be assured that these third-party devices work well with our platform.

        In addition to standard interoperability with Control4, more and more manufacturers are realizing the value our technology can bring when it is embedded inside their products. For example, we recently launched our device auto-discovery technology, SDDP, which enables seamless installation of devices by embedding code at the manufacturer, making it easier for dealers and consumers to add new products to existing systems. As of December 31, 2013, 59 third parties had agreed to license SDDP from us, and 22 of them had begun shipping SDDP-enabled devices.

        Third-party manufacturers are currently selling over 800 different products representing 43 brands (including brands such as Sony, Baldwin, Kwikset, Leaf, Yale and TruAudio) through our online store. Our online store provides manufacturers valuable reach into our trained dealer network, and it helps our dealers gain easy access to products that they know are certified by Control4. We also partner with other companies for purposes of strategic initiatives.

Our Technology

Core Automation Enabling Technology

        At the core of the Control4 platform is the C4 OS. The C4 OS consists of two main components, our Director and Navigator software that work in concert with different modules within the system to provide consumers with a unified and comprehensive connected home experience. These modules help our software platform manage media, update connected devices and interoperate using a variety of communication protocols including Ethernet, Wi-Fi, Bluetooth, ZigBee, Infrared, or IR, serial interfaces and more.

  •
  Director Software.  Director is the brain of the C4 OS and interfaces with a Linux kernel. Director architecture includes a proprietary "driver pairing" technology that creates a hardware abstraction layer and exposes a single common software Applications Programming Interface ("API") for all devices of the same type. This enables an application developer to write an application to manage a lighting system that will work with any brand of lighting control equipment. Director also includes an advanced scheduling engine and astronomical clock that allows for time-based control of anything in a Control4 system. Director has a component called "Connection Manager" that is responsible for discovering new devices and maintaining connections with all of the diverse devices in an automation system.

  •
  Navigator Software.  Navigator is the C4 OS user interface application. Navigator connects to Director through the Director API and based on what is in the system, automatically provides a customized user interface for control of the system. All Control4 controller appliances and touch panels run Navigator. When running on a controller appliance, Navigator produces an "On-Screen" interface for use on TVs and projection systems with a remote control. Navigator can also produce an interface that is touch-based. Navigator is also available for Macs, PCs, Apple iOS and Android devices.

  •
  Media Manager.  Media Manager discovers, scrubs and indexes media audio and video content across various sources—from local content spread across Macs, PCs, NAS drives, tablets, smartphones, cable boxes and satellite receivers to streaming content scattered across online services such as Rhapsody, TuneIn, Netflix, Vudu, Hulu and Amazon Prime. Using the C4 OS, a

    consumer can search for music by a particular artist and get a unified result of all content from that artist across all devices and services.

  •
  Update Manager.  Update Manager manages complex device and system updates in a synchronized way. The Update Manager will automatically check for updates on devices connected to the Control4 system, and when prompted update all of the disparate devices in the correct order, whether or not they are directly connected to the Internet.

  •
  Audio Server.  Audio Server is the C4 OS component that manages music playback in a Control4 system. Audio Server implements Control4's patented audio synchronization system that enables synchronized music playback across traditional analog, wired digital and wireless digital audio devices.

  •
  ZigBee Server.  ZigBee Server creates an Internet Protocol-to-ZigBee bridge and maintains a robust wireless communications system through ZigBee's open wireless mesh networking standard. Our controller appliances use this bridge to communicate with low-bandwidth, low-cost and low-power applications such as thermostats, light switches and remote controls.

  •
  IO Server.  IO Server functions as an Internet Protocol bridge to various incompatible communication protocols such as IR, RS-232, RS-485 and contact closures. Our controller appliances implement these physical layers in order to handle the devices that do not implement Internet Protocol, allowing the connected home to communicate with more devices.

Simple Device Discovery Protocol (SDDP)

        We have a patented device auto-discovery technology called Simple Device Discovery Protocol, or SDDP, that we developed to enable seamless installation of devices in our system. When a new SDDP-enabled device is installed in a home, the device sends out a signal that is immediately discovered by the system, thereby allowing the new device to easily be added.

4Sight Subscription Service

        We offer a subscription service called 4Sight that enables secure remote access to the connected home without exposing the installer or consumer to the complexities of communicating around firewalls and private Internet Protocol addresses. This service facilitates connections between remote client devices and our systems through a cloud-based service. Using 4Sight, consumers can remotely monitor and control their Control4 systems as if they were at their homes.

Our Research and Development

        Our flexible research and development model relies upon a combination of in-house staff and offshore design and manufacturing partners to improve and enhance our existing products and services, as well as develop new products, features and functionality in a cost-effective manner. We believe that our software platform is critical to expanding our leadership position within the mainstream home automation market. As a result, we devote the majority of our research and development resources to software development. We work closely with our consumers to understand their current and future needs and have designed a product development process that captures and integrates feedback from our consumers.

        As of December 31, 2013, we had 164 employees in our research and development organization, substantially all of whom were located at our headquarters in Salt Lake City, Utah. Our research and development expenses were $19.2 million in 2011, $20.3 million in 2012 and $25.0 million in 2013. We intend to continue to significantly invest in research and development to expand our solutions and capabilities in the future.

Our Manufacturing

        We outsource the manufacturing of our hardware products to contract manufacturers. The majority of our hardware products are manufactured by Sanmina and LiteOn at their respective facilities located in southern China, with additional manufacturing performed by six contract manufacturers located throughout Asia. Our agreement with Sanmina expires in June 2017, after which it automatically renews for successive one-year terms unless either party terminates the agreement with 90 days' notice. Our agreement with LiteOn expires in December 2014, after which it automatically renews for successive one-year terms unless either party terminates the agreement with 180 days' notice. Our manufacturing partners assemble our products using our design specifications, quality assurance programs and standards, and procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions. We maintain fulfillment centers in Salt Lake City, Utah and York, England. Our manufacturing partners currently ship all hardware products to our fulfillment centers and then we ship them directly to our dealers and distributors around the world.

        We have multiple sources for most of our components. However, we do depend on single source manufacturers for certain critical components, including processors, memory modules and touch panels. We can choose to change processor and memory modules for any of our products but because of high implementation costs, we generally choose to make these changes only upon development of new products. We also rely on certain custom connectors, cables and mechanical enclosures for our hardware products that are single sourced because of the high tooling costs of sourcing the components from multiple suppliers. In each of these cases, we own the drawings and design of these custom components.

Our Marketing

        Our marketing team supports our sales channel with dealer-directed advertising and promotions, lead-generation, social media engagements and training events, as well as the design and production of consumer-facing collateral, showroom signage and market-specific advertising. Our website is the anchor to our online and social media strategy, from which we direct leads to our dealers. Control4's bi-annual magazine, Home Smart Home, features lifestyle stories of Control4 installations from around the world and is available on iTunes and on our website. The publication is also reproduced and distributed to customers and prospects on our behalf by our dealers and partners.

        We are active participants at global industry conferences and maintain a significant presence at CEDIA trade shows. Beyond CEDIA in the United States, we sponsored the 2013 CEDIA Conference in London and an exhibit at Integrated Systems Europe ("ISE") in February 2014, the annual industry trade show held in Amsterdam. Additionally, beginning in the second quarter of 2014, we will be participating in CEDIA-specific events and tradeshows throughout China. We are frequently featured in the trade press and maintain strong relationships with the industry's key analysts and associations.

        In 2013 and early 2014, we invested in an automated marketing platform to deliver leads and creative assets to our dealers that can be customized at a local level. Dealers can leverage the automated marketing platform to run online advertising campaigns, download and customize video and ad creative, showroom collateral, direct mail templates and newsletters.

        We believe that partnering with device manufacturers, leveraging co-marketing partnerships, expanding our sales channels and increasing our brand recognition among consumers are key components of our growth strategy.

Our Competition

        The market for home automation systems is fragmented, highly competitive and continually evolving. Our current competitors fall into several categories:

  •
  Providers that focus primarily on the luxury segment of the home automation market, including AMX, Crestron and Savant;

  •
  Providers of point products that address a narrow set of control and automation capabilities, including Logitech, Lutron, Nest Labs (recently acquired by Google), Roku, Sonos and Universal Remote Control; and

  •
  Providers of managed home automation and security services, including ADT, Comcast, Verizon and Vivint (which in turn may utilize third-party software from companies including Alarm.com and iControl).

        Companies that provide popular point solutions have eliminated or restricted, and may again eliminate or restrict, our ability to control and be compatible with their products.

        In addition, large technology companies such as Apple, Google (which recently acquired Nest Labs), Microsoft and Samsung offer control capabilities among their own products, applications and services, and have ongoing development efforts to address the broader home automation market. Given the growth dynamics of this market, there are many new and existing companies targeting portions of the mainstream home automation market. To the extent that consumers adopt products, applications and services from a single large technology company or any of these companies broaden their home automation capabilities, we will face increased competition.

        The principal competitive factors in our market include the:

  •
  Breadth of home automation capabilities provided;

  •
  Simplicity of use and installation;

  •
  Interoperability with third-party devices;

  •
  Price and total cost of ownership;

  •
  Sales reach and local installation and support capabilities; and

  •
  Brand awareness and reputation.

        We believe that our home automation solution competes favorably with respect to these factors. Nevertheless, many of our competitors have substantially greater financial, technical and other resources, greater name recognition, larger sales and marketing budgets, broader distribution channels, and larger and more mature intellectual property portfolios than we do.

Our Intellectual Property

        Our success and ability to compete effectively depend in part on our ability to protect our proprietary technology and to establish and adequately protect our intellectual property rights. To accomplish these objectives, we rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality agreements and other contractual protections.

        As of December 31, 2013, we owned 41 issued United States patents (16 of which are design patents) that are scheduled to expire between 2025 and 2031, with respect to utility patents, and between 2020 and 2022, with respect to design patents. We continue to file patent applications in multiple jurisdictions and as of December 31, 2013, we had one patent application allowed, 8 patent applications published and 11 patent applications pending in the United States. We also had two issued patents and 10 pending patent applications under foreign jurisdictions and treaties such as Canada, Australia, New Zealand, the United Kingdom and the European Patent Convention. The claims for which we have sought patent protection apply to both our hardware and software products. Our patent and patent applications generally apply to the features and functions of our C4 OS and the applications associated with our platform.

        We also rely on several registered and unregistered trademarks to protect our brand. We have registered the trademarks Control4, Control4 MyHome, the Control4 logo, the Control4 design, 4Store and Everyday Easy in the United States, and Control4 in the European Union and Mexico. We have a trademark application pending in the United States, and 10 trademark applications, for various marks, pending in Brazil, Canada, China, the European Union, and India.

        We have filed for United States copyright protection for our source code for all major releases of our software. We also license software from third parties for integration into or use with our products, including open-source software and other commercially available software.

        In addition, we seek to protect our intellectual property rights by requiring our employees and independent contractors involved in development to enter into agreements acknowledging that all inventions, trade secrets, works of authorship, developments, concepts, processes, improvements and other works generated by them on our behalf are our intellectual property, and assigning to us any rights, including intellectual property rights, that they may claim in those works.

Employees

        As of December 31, 2013, we had 386 employees, including 353 employees in the United States and 33 employees internationally. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Available Information

        We were incorporated in Delaware in 2003. Our principal executive offices are located at 11734 South Election Road, Salt Lake City, Utah 84020, and our telephone number is (801) 523-3100. Our principal website address is www.control4.com. Information contained on our website does not constitute a part of, and is not incorporated by reference into, this Form 10-K or in any other report or document we file with the Securities and Exchange Commission ("SEC").

        Control4, the Control4 logo, 4Sight, 4Store and Control4 MyHome are registered trademarks or trademarks of Control4 Corporation in the United States and, in certain cases, in other countries. This Form 10-K contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of these companies' trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

        We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

        We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any other filings required by the SEC. Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on

Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

        The public may read and copy any materials we file with, or furnish to, the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.    Risk Factors

        A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risks Related to Our Business and Industry

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability.

        We began our operations in 2003. For substantially all of our history, we have experienced net losses and negative cash flows from operations. As of December 31, 2013, we had an accumulated deficit of $102.1 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not become profitable. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

        The market for automation and control solutions for the connected home is increasingly competitive and global. Many large technology companies have expanded into the connected home market by developing their own solutions, or by acquiring other companies with home automation solution offerings. For example, Microsoft Corporation recently acquired id8 Group R2 Studios Inc., a home entertainment technology company, and Google recently acquired Nest Labs, which manufactures thermostats and smoke detectors. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer superior products and services. Similarly, many managed service providers, such as cable TV, telephone and security companies, are beginning to offer services that provide device control and automation capability within the home for an additional monthly service fee. For example, Comcast is expanding its Xfinity service to provide residential security, energy and automation services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

        We expect competition from these large technology companies and managed service providers to increase in the future. This increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. To remain competitive and to maintain our position as a leading provider of automation and control solutions for the connected home, we will need to invest continuously in product development, marketing, dealer and distributor service and support, and product delivery infrastructure. We may not have sufficient resources to continue to make the investments in all of the areas needed to maintain our competitive position. In addition, most of our competitors have longer operating histories, greater name recognition, larger consumer bases and significantly greater financial, technical, sales, marketing and other resources than us, which may provide them with an advantage in developing, marketing or servicing new solutions. Increased competition could reduce our market share, revenue and operating margins, increase our operating costs, harm our competitive position and otherwise harm our business and results of operations.

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

        As of December 31, 2013, we have developed a global network of over 3,000 active direct dealers and 29 distributors to sell, install and support our solutions. We rely on our dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and maintain most of our existing relationships. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers' home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and expanding the mainstream consumer products our dealers offer. If we are unable to expand our network of dealers and distributors, our business could be harmed.

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

        Our dealers and distributors may be unsuccessful in marketing, selling, and supporting our products and services. If we are unable to develop and maintain effective sales incentive programs for our third-party dealers and distributors, we may not be able to incentivize them to sell our products to consumers and, in particular, to larger businesses and organizations. Our dealers and distributors may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales, and support of such competitive products. Our dealers and distributors may have incentives to promote our competitors' products to the detriment of our own, or may cease selling our products altogether. Our agreements with our dealers and distributors may generally be terminated for any reason by either party with advance notice. We cannot assure you that we will retain these dealers and distributors, or that we will be able to secure additional or replacement dealers and distributors. Further, if we alter our sales process in a region by switching from a distributor to a direct dealer model, our sales may be impacted leading up to or in connection with such change in sales process. In addition, while we take certain steps to protect ourselves from liability for the actions of our dealers and distributors, consumers may seek to recover amounts from us for any damages caused by dealers in connection with system installations, or the failure of a system to perform properly due to an incorrect installation by a dealer. In addition, our dealers and distributors may use our name and our brand in ways we do not authorize, and any such improper use may harm our reputation or expose us to liability for their actions.

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

        Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of music, video, lighting, temperature and security. If we do not support the continued integration of our solutions with third-party products and applications, including through the provision of application programming interfaces that enable data to be transferred readily between our solutions and third-party products and applications, demand for our solutions could decline and we could lose sales. We will also be required to make our solutions compatible with new or additional third-party products and applications that are introduced into the markets that we serve. To help us meet this challenge, we have developed our Simple Device Discovery Protocol ("SDDP"), designed to enable our devices to recognize and control third-party products by embedding software in such products at the manufacturer, making it easier for dealers and consumers to add them to their Control4 systems. Although we are making SDDP available on a royalty-free basis to product manufacturers, its adoption is not yet substantial, and may not achieve greater or broad market acceptance. In addition, companies that provide popular point solutions have and may continue to eliminate or restrict our ability to control and be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

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

We currently rely on contract manufacturers to manufacture our products and component vendors to supply parts used in our products. The majority of our components are supplied by a single source. Any disruption in our supply chain, or our failure to successfully manage our relationships with our contract manufacturers or component vendors could harm our business.

        Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the year ended December 31, 2013, two contract manufacturers, Sanmina and LiteOn, manufactured 72% of our inventory purchases. Certain of our contract manufacturers and component vendors are located outside of the United States and may be subject to political, economic, social and legal uncertainties that may harm our relationships with these parties. If we fail to manage our relationships with our contract manufacturers or component vendors effectively, or if our contract manufacturers or component vendors experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers' or component vendors' financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers or component vendors, we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor can be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

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

        Our solutions may contain undetected defects in the software, infrastructure, third-party components or processes. If these defects lead to service failures after introduction of or an upgrade to a product or solution by a dealer, we could experience harm to our branded reputation, claims by our consumers, dealers, distributors, strategic partners or developers or lost revenue during the period required to address the cause of the defects. We may find defects in new or upgraded solutions, resulting in loss of, or delay in, market acceptance of our solutions, which could harm our business, results of operations and financial condition.

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

        Any defect in, or disruption to, our solutions could cause consumers not to purchase additional products from us, prevent potential consumers from purchasing our solutions, or harm our reputation. Although our contracts with our consumers limit our liability to our consumers for these defects, disruptions or errors, we nonetheless could be subject to litigation for actual or alleged losses to our consumers' businesses, which may require us to spend significant time and money in litigation or arbitration, or to pay significant settlements or damages. Defending a lawsuit, regardless of its merit, could be costly, divert management's attention and affect our ability to obtain or maintain liability insurance on acceptable terms and could harm our business. Although we currently maintain some warranty reserves, we cannot assure you that these warranty reserves will be sufficient to cover future liabilities. Furthermore, we may be required to indemnify our dealers, distributors and partners against certain liabilities they may incur as a result of defects of our products. In 2012, we incurred significant costs associated with the recall and replacement of a defective chip from a third-party component used within one of our products.

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

        We have made and expect to continue to make significant investments in research and development and related product opportunities. For the year ended December 31, 2013, we spent $25.0 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

        As of December 31, 2013, our net operating loss ("NOL") carryforward amounts for U.S. federal income and state tax purposes were $77.4 million and $75.6 million, respectively. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an "ownership change" may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create an additional limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or permanently increase state taxes owed.

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

        If we do not manage the size, complexity and diverse nature of our business effectively, we could experience delayed product releases and longer response times by our dealers for assisting our consumers with implementation of our solutions, and could lack adequate resources to support our consumers on an ongoing basis, any of which could harm our reputation in the market, our ability to successfully implement our business plan and our ability to generate revenue from new or existing consumers.

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

Downturns in general economic and market conditions, including but not limited the global housing and mortgage market, and reductions in spending may reduce demand for our solutions, which could harm our revenue, results of operations and cash flows.

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

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, allowance for doubtful accounts, inventories, product warranties, income taxes and stock-based compensation expense. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

        As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), as well as rules implemented by the Securities and Exchange Commission ("SEC"), The NASDAQ Stock Market LLC, and other applicable securities or exchange-related rules and regulations. In addition, our management team has also had to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and make some activities more difficult, time consuming or costly, particularly if we are no longer an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act").

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

We are an "emerging growth company," and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

        We are an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to opine on the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an "emerging growth company" for up to five years following our initial public offering or such earlier time that we are no longer an emerging growth company. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

        In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act"), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately report our financial results. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact investor confidence in our company and, as a result, the value of our common stock.

        Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an "emerging growth company" as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

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

        A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors or logistics providers' ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Sanmina and LiteOn, two of our contract manufacturers that manufactured 72% of our inventory purchases for the year ended December 31, 2013, have manufacturing facilities located in China. In the event our manufacturing vendors' information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our solutions from dealers and distributors in the region, which may harm our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

        Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a significant diversion of management's attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, results of operations and financial condition.

Risks Related to Our International Operations

In recent years, a significant amount of our revenue has come from sales outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.

        We have a limited history of marketing, selling, and supporting our products and services internationally. However, consumers in countries outside of North America accounted for 22% of our revenue for the year ended December 31, 2013 and we expect that percentage to grow in the future. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets.

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

        The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act (the "FCPA"), the U.K. Bribery Act 2010 (the "U.K. Bribery Act"), and similar anti-corruption laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. In addition, U.S.-based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-corruption laws may conflict with local customs and practices. Our global operations require us to import from and export to several countries, which geographically stretches our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could harm our business, financial condition and results of operations. Our employees or other agents may engage in prohibited conduct and render us responsible under the FCPA, the U.K. Bribery Act or similar anti-corruption laws. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could harm our business.

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

        To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management's attention, and we cannot assure you that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

        Some of our solutions use or incorporate software that is subject to one or more open source licenses. Open source software is typically freely accessible, usable and modifiable. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user's software to disclose publicly part or all of the source code to the user's software. In addition, certain open source software licenses require the user of such software to make any derivative works of the open source code available to others on potentially unfavorable terms or at no cost.

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

        We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information pertaining to our dealers, distributors, consumers and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A significant actual or potential theft, loss, fraudulent use or misuse of dealer, distributor, consumer, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. Such an event could additionally result in adverse publicity and therefore adversely affect the market's perception of the security and reliability of our services. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in cyber-capabilities or other developments will not compromise or breach the technology protecting the networks that access our products and services. If any one of these risks materializes our business, financial condition, results of operations and cash flows could be materially and adversely affected.

If security breaches in connection with the delivery of our services allow unauthorized third parties to obtain control or access of our consumers' appliances containing our products, our reputation, business, results of operations and financial condition could be harmed.

        Certain of our employees and dealers can access and update certain of our home automation products and services through the Internet. If security breaches in connection with the delivery of our services via the Internet allow unauthorized third parties to obtain control of our consumers' appliances containing our products, our reputation, business, results of operations and financial condition could be harmed. Furthermore, although we do not recommend or approve of port forwarding for remote access to our solutions, certain of our dealers have in the past and may in the future enable port forwarding, which could create security vulnerabilities in a consumer's home network. If security breaches in connection with the delivery of our solutions occur, our reputation, business, results of operations and financial condition could be harmed.

Risks Related to Owning Our Common Stock

Our share price may be volatile, which may result in securities class action litigation against us.

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

  •
  The expiration of contractual lock-up agreements with our executive officers, directors and stockholders; and

  •
  General economic and market conditions.

        Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may harm the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could harm our business.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

        The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price will likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish research or reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

        As of December 31, 2013, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 65.8% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our corporate headquarters are located in Salt Lake City, Utah, where we lease approximately 56,000 square feet of commercial space under a lease that expires on June 30, 2018. We use this space for sales, research and development, dealer and distributor service and support, administrative purposes. We also lease approximately 45,000 square feet of warehouse space in Salt Lake City, Utah under a lease that expires on March 31, 2017.

        In connection with our sales efforts in the United States and abroad, we lease office space typically on a short-term renewable basis domestically in San Jose, California, Charlotte, North Carolina and Chicago, Illinois, and internationally in York, United Kingdom, Shanghai, China, and Bangalore, India.

        We believe that our facilities are suitable to meet our current needs. We intend to expand our existing facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities.

ITEM 3.    Legal Proceedings

        From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4.    Mine Safety Disclosures

        Not applicable.

PART II.

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock has been listed on the NASDAQ Global Select Market under the symbol "CTRL" since August 2, 2013. Prior to that time, there was no public market for our common stock.

Price Range of Common Stock

        The price range per share of common stock presented below represents the highest and lowest closing prices for our common stock on the NASDAQ Global Select Market during each quarter since our initial public offering.

2013	High	Low
Fourth Quarter	$17.86	$14.17
Third Quarter (commencing August 2, 2013)	$23.80	$17.32

Holders of Record

        As of February 14, 2014, there were 76 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Stock Performance Graph and Cumulative Total Return

        Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed to be "filed" with the SEC or to be "soliciting material" under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

        The following graph shows a comparison from August 2, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2013 of the total cumulative return of our common stock with the total cumulative return of the S&P 500 Index and S&P 500 Information Technology Sector Index. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

        The comparison assumes that $100.00 was invested in our common stock, the S&P 500 Index and S&P 500 Information Technology Sector Index, and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on August 2, 2013 was the closing sale price on that day of $20.05 per share and not the initial offering price to the public of $16.00 per share. The performance shown on the graph below is based on historical results and is not intended to suggest future performance.

Dividend Policy

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

Unregistered Sale of Equity Securities

        From January 1, 2013 through August 2, 2013, we sold and issued to our employees, consultants and former service providers an aggregate of 51,454 shares of common stock pursuant to option exercises under our 2003 Equity Incentive Plan at exercise prices ranging from $0.52 to $8.84 per share for an aggregate purchase price of $221,591.60.

        From January 1, 2013 through August 2, 2013, we granted options under our 2003 Equity Incentive Plan to purchase an aggregate of 386,898 shares of common stock to our employees, directors and consultants, having an exercise price of $11.28 per share for an aggregate exercise price of $4,365,757.03.

        In August 2013, we issued 293,232 shares of common stock pursuant to the cashless net exercise of warrants to purchase our common stock.

        Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon

Section 4(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant. The sales of these securities were made without any general solicitation or advertising.

Issuer Purchases of Equity Securities

        We did not purchase any of our securities during the year ended December 31, 2013.

Use of Proceeds from Public Offering of Common Stock

        On August 7, 2013, we closed our initial public offering ("IPO"), in which we sold 4,600,000 shares of common stock at a price to the public of $16.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-189736), which was declared effective by the SEC on August 1, 2013. We raised $65.6 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and offering expenses of $2.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on August 2, 2013 pursuant to Rule 424(b). We invested the funds received in accordance with our board approved investment policy. The managing underwriters of our IPO were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc.

Securities Authorized for Issuance under Equity Compensation Plans

        See Part III, Item 12 of this Form 10-K for disclosure relating to our equity compensation plans. Such information will be included in our proxy statement relating to our 2014 annual meeting of stockholders, which is incorporated herein by reference.

ITEM 6.    Selected Financial Data

        We have derived the selected consolidated statements of operations data for the years ended December 31, 2011, 2012 and 2013 and the selected consolidated balance sheet data as of December 31, 2012 and 2013 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We have derived the selected consolidated statements of operations data for the years ended December 31, 2009 and 2010 and the selected consolidated balance sheet data as of December 31, 2011 from our audited consolidated financial statements not included in this Form 10-K. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period and the results for any interim period are not necessarily indicative of the results to be expected in the full year.

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$67,742	$74,925	$93,376	$109,512	$128,511
Cost of revenue	41,674	43,357	50,534	57,225	64,234
Cost of revenue—inventory purchase commitment	—	—	—	1,840	(380)

Gross margin	26,068	31,568	42,842	50,447	64,657
Operating expenses:
Research and development	10,862	15,922	19,211	20,310	24,979
Sales and marketing	16,483	22,491	17,546	20,182	21,975
General and administrative	6,690	8,876	9,805	10,150	12,329
Litigation settlement	—	—	—	2,869	440

Total operating expenses	34,035	47,289	46,562	53,511	59,723

Income (loss) from operations	(7,967)	(15,721)	(3,720)	(3,064)	4,934
Interest and other expense, net	(401)	(544)	(165)	(518)	(1,183)

Income (loss) before income taxes	(8,368)	(16,265)	(3,885)	(3,582)	3,751
Income tax expense	—	—	—	(141)	(248)

Net income (loss)	$(8,368)	$(16,265)	$(3,885)	$(3,723)	$3,503

Net income (loss) per common share:
Basic	$(5.42)	$(9.93)	$(2.02)	$(1.58)	$0.33
Diluted	$(5.42)	$(9.93)	$(2.02)	$(1.58)	$0.16

Non-GAAP Financial Measures

        In addition to our GAAP operating results, we use certain non-GAAP financial measures to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States. Non-GAAP gross margin, non-GAAP income from operations, and non-GAAP net income exclude non-cash expenses related to stock-based compensation as well as gains or losses on inventory purchase commitments. We further exclude expenses related to litigation settlement, stock warrants, and executive severance from non-GAAP income from operations and non-GAAP net income.

        Management believes that it is useful to exclude stock-based compensation expense because the amount of such expense in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude gains or losses on inventory purchase commitments because it is income or expense that arose from our commitment to purchase energy-related products from our contract manufacturing partner that we will not use due to our decision to discontinue our energy product line for utility customers. We have not recognized that type of income or expense in periods prior to 2012, and we believe that past and future periods are more comparable if we exclude that income or expense. Furthermore, we believe it is useful to exclude expenses related to litigation settlement, stock warrants and executive severance because of the variable and unpredictable nature of these expenses which are not indicative of past or future operating performance. We believe that past and future periods are more comparable if we exclude those expenses.

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

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$26,068	$31,568	$42,842	$50,447	$64,657
Stock-based compensation expense in cost of revenue	26	28	49	78	63
Cost of revenue—inventory purchase commitment	—	—	—	1,840	(380)

Non-GAAP gross margin	$26,094	$31,596	$42,891	$52,365	$64,340

Revenue	$67,742	$74,925	$93,376	$109,512	$128,511
Gross margin percentage	38.5%	42.1%	45.9%	46.1%	50.3%
Non-GAAP gross margin percentage	38.5%	42.2%	45.9%	47.8%	50.1%
Reconciliation of Income (Loss) From Operations to Non-GAAP Income (Loss) From Operations:
Income (loss) from operations	$(7,967)	$(15,721)	$(3,720)	$(3,064)	$4,934
Stock-based compensation expense	1,039	1,469	2,013	2,869	3,760
Cost of revenue—inventory purchase commitment	—	—	—	1,840	(380)
Litigation settlement	—	—	—	2,869	440
Convertible preferred stock warrant	6	140	(227)	254	709
Executive severance	—	—	—	—	340

Non-GAAP income (loss) from operations	$(6,922)	$(14,112)	$(1,934)	$4,768	$9,803

Revenue	$67,742	$74,925	$93,376	$109,512	$128,511
Operating margin percentage	-11.8%	-21.0%	-4.0%	-2.8%	3.8%
Non-GAAP operating margin percentage	-10.2%	-18.8%	-2.1%	4.4%	7.6%
Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss):
Net income (loss)	$(8,368)	$(16,265)	$(3,885)	$(3,723)	$3,503
Stock-based compensation expense	1,039	1,469	2,013	2,869	3,760
Cost of revenue—inventory purchase commitment	—	—	—	1,840	(380)
Litigation settlement	—	—	—	2,869	440
Convertible preferred stock warrant	6	140	(227)	254	709
Executive severance	—	—	—	—	340

Non-GAAP net income (loss)	$(7,323)	$(14,656)	$(2,099)	$4,109	$8,372

Reconciliation of Net Income (Loss) per Share to Non-GAAP Net Income (Loss) per Share:
Basic net income (loss) per share	$(5.42)	$(9.93)	$(2.02)	$(1.58)	$0.33
Stock-based compensation expense	0.67	0.90	1.05	1.22	0.36
Cost of revenue—inventory purchase commitment	—	—	—	0.78	(0.04)
Litigation settlement	—	—	—	1.22	0.04
Convertible preferred stock warrant	—	0.08	(0.12)	0.10	0.07
Executive severance	—	—	—	—	0.03

Non-GAAP basic net income (loss) per share	$(4.75)	$(8.95)	$(1.09)	$1.74	$0.79

Diluted net income (loss) per share	$(5.42)	$(9.93)	$(2.02)	$(0.20)	$0.16
Stock-based compensation expense	0.67	0.90	1.05	0.15	0.17
Cost of revenue—inventory purchase commitment	—	—	—	0.10	(0.02)
Litigation settlement	—	—	—	0.15	0.02
Convertible preferred stock warrant	—	0.08	(0.12)	0.02	0.03
Executive severance	—	—	—	—	0.02

Non-GAAP diluted net income (loss) per share	$(4.75)	$(8.95)	$(1.09)	$0.22	$0.38

Weighted-average number of shares:
Basic	1,543	1,638	1,923	2,360	10,609
Diluted	1,543	1,638	1,923	18,909	22,263

Consolidated Balance Sheet Data

        The following table sets forth our selected consolidated balance sheet data as of the dates presented:

	As of December 31,
	2011	2012	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,468	$18,695	$84,546
Property and equipment, net	2,127	2,666	3,943
Working capital, excluding deferred revenue	24,908	23,832	95,422
Total assets	43,534	50,638	122,686
Long-term debt, including current portion	2,320	3,159	2,966
Redeemable convertible preferred stock and warrant liability	116,660	116,914	—
Total stockholders' equity (deficit)	(92,506)	(92,603)	98,474

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the various sections in MD&A in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K, particularly in the "Special Note Regarding Forward-Looking Statements" and the "Risk Factors" section.

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our operations, financial condition and cash flows. MD&A is organized as follows:

  •
  Overview.  Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

  •
  Factors and Trends Affecting our Performance.  A summary of certain market factors and trends that we believe are important to our business which we must successfully address in order to continue to grow our business.

  •
  Key Operating and Financial Metrics.  Key operating and financial metrics that we use to evaluate and manage our business.

  •
  Results of Operations.  An analysis of our financial results comparing 2012 to 2011 and comparing 2013 to 2012.

  •
  Quarterly Results of Operations and Other Data.  An analysis of our quarterly results of operations for each of the quarters in the two-year period ended December 31, 2013.

  •
  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

  •
  Critical Accounting Estimates.  Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

  •
  Contractual Obligations and Off-Balance Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of December 31, 2013, including expected payment schedule.

Overview

        Control4 is a leading provider of automation and control solutions for the connected home. We unlock the potential of connected devices, making entertainment systems easier to use, homes more comfortable and energy efficient, and families more secure. We provide our consumers with the ability to integrate music, video, lighting, temperature, security, communications and other functionalities into a unified home automation solution that enhances our consumers' daily lives. At the center of our solution is our advanced software platform, which we provide through our products that interface with a wide variety of connected devices that are developed by us and by third parties.

        We derive virtually all of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home. We derive a smaller portion of our revenue from licensing our MyHome software, which allows consumers to access their home control system from within their home using their smartphone, tablet or laptop. In 2013, we began bundling the MyHome software licenses with our controller appliances. As a result, we are currently only selling MyHome software licenses to legacy system owners. We anticipate that sales of individual MyHome software licenses will continue to decline and we will eventually discontinue the sale of the unbundled software. We also generate revenue from the sale of annual subscriptions to our 4Sight service, which allows consumers to remotely access and control their home control system, as well as receive alerts regarding activities in their home. 4Sight also allows dealers to perform remote diagnostic services. Although our subscription-based revenue is currently insignificant, we intend over time to develop additional subscription-based services and increase our subscription-based revenue.

        Consumers purchase our products from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers design and install a solution to fit the specific needs of each consumer, whether it is a one-room home theatre solution or a whole-home automation solution that includes the integration of music, video, lighting, temperature, security and communications devices. Our products are installed in both new and existing residences. In addition, a portion of our revenue is attributable to small commercial installations and multi-dwelling units, including hotels. During the year ended December 31, 2013, we sold our products directly to over 3,000 active direct dealers in the United States, Canada, the United Kingdom and 43 other countries, and partnered with 29 distributors to cover an additional 41 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, billing and service for dealers in each of those countries.

        We were founded in 2003 and began shipping our products and generating revenue in 2005. Our compounded annual growth rate for revenue between 2006 and 2013 was 28%, as shown in the following table (dollars in millions):

	For the Year Ended December 31,
	2006	2007	2008	2009	2010	2011	2012	2013
Revenue	$23.0	$40.1	$57.1	$67.7	$74.9	$93.4	$109.5	$128.5
Growth over prior year	215%	75%	42%	19%	11%	25%	17%	17%

        Our revenue growth has resulted primarily from a combination of adding new dealers and distributors to our sales channels, as well as increasing revenue from existing dealers and distributors by enhancing and expanding our product offerings and solutions.

        To date, nearly all of our revenue growth has been organic. We have completed small acquisitions, but those acquisitions have been technology and distribution-related and have not contributed materially to our revenue. We plan to identify, acquire and integrate strategic technologies, assets and businesses that we believe will enhance the overall strength of our business.

        We have historically experienced seasonal variations in our revenue as a result of holiday-related factors that are common in our industry. Our revenue is generally highest in the fourth quarter due to consumers' desires to complete their home installations prior to the Thanksgiving and Christmas holidays. We generally see decreased sales in the first quarter due to the number of installations that were completed in the fourth quarter and the resulting decline in dealer activity in the first quarter. We generally expect these seasonal trends to continue in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics.

        On August 7, 2013, we completed our initial public offering ("IPO") of common stock in which we sold and issued 4,600,000 shares of common stock and received net proceeds of approximately $65.6 million after deducting underwriting discounts and commissions and offering expenses.

Factors and Trends Affecting Our Performance

        A number of industry trends have facilitated our growth over the past several years, including the proliferation of connected devices and the ubiquity and growth of network-enabled homes. From 2006 through 2008, the majority of our sales were for use in new, single-family homes. During the slowdown in the new housing market beginning in 2008, our dealers redirected their focus to existing homes, and today, we estimate that the majority of our installations are in existing homes. We expect that future increases in either new home construction or existing home renovations will have a positive impact on our revenue. We recently announced an initiative with Toll Brothers, Inc., a leading home builder in the United States, for Toll Brothers to offer several pre-configured Control4 automation packages to prospective home buyers through on-site product demonstrations, videos, marketing collateral and other materials. We plan to offer similar programs to other national and regional home builders in the United States.

        We believe that the growth of our business and our future success are dependent upon many factors, including the rates at which consumers adopt our products and services, our ability to strengthen and expand our dealer and distributor network, our ability to expand internationally and our ability to meet competitive challenges. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain or expand the growth of our business and improve our results of operations. These challenges include:

  •
  Increasing Adoption Rates of Our Products and Services.  We are focused on increasing adoption rates of our products and services through enhancements to our software platform and product offerings. We intend to accomplish these enhancements through both continued investment in research and development activities and acquisitions of complementary businesses and technologies;

  •
  Optimizing Our North America Dealer Network.  We intend to continue to optimize the performance of and expand our network of dealers in North America to ensure that we have geographic coverage and technical expertise to address our existing markets and new markets into which we plan to expand;

  •
  Expanding our International Dealer and Distributor Network.  We believe that our future growth will be significantly impacted by our ability to expand our dealer and distributor network outside of North America, adapt our products and services to foreign markets and increase our brand awareness internationally. In particular, we believe that we will have significant opportunities to expand our business in emerging markets such as China and India; and

  •
  Managing Competition.  The market for home automation is fragmented, highly competitive and continually evolving. A number of large technology companies such as Apple, Google, Microsoft and Samsung offer home control capabilities among some of their own products, applications and services and are engaged in ongoing development efforts to address the broader home automation market. For example, Google recently acquired Nest Labs, Inc. which manufactures thermostats and smoke detectors. Our ability to gain significant market share in the home automation market and interoperate with the new technologies developed by other large technology companies over the next several years will be key factors in our ability to continue to grow our business and meet or exceed our future expectations.

Key Operating and Financial Metrics

        We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers

	December 31,
	2011	2012	2013
Authorized dealers at the beginning of the year	2,005	2,304	2,388
Additions	403	323	289
Terminations	(104)	(239)	(133)

Authorized dealers at the end of the year	2,304	2,388	2,544

Number of active dealers	2,215	2,350	2,465
% of active dealers	96%	98%	97%

International Direct Dealers

	December 31,
	2011	2012	2013
Authorized dealers at the beginning of the year	327	474	629
Additions	156	198	157
Terminations	(9)	(43)	(151)

Authorized dealers at the end of the year	474	629	635

Number of active dealers	375	501	578
% of active dealers	79%	80%	91%

	For the Years Ended December 31,
	2011	2012	2013
Number of controller appliances sold	62,760	69,209	66,674
Core revenue growth	24%	20%	20%
International core revenue as a percentage of total revenue	18%	22%	22%

Number of North America and International Direct Dealers

        Because our dealers promote, sell, install and support our products, a broader dealer network allows us to reach more potential consumers across more geographic regions. We expect our dealer network to continue to grow, both in North America and internationally. While we have historically focused on dealers affiliated with the Custom Electronics Design and Installation Association ("CEDIA"), we believe there is an opportunity to establish relationships with dealers outside of CEDIA, including electrical contractors, heating and cooling specialists, and security system installers. We define an active dealer as one that has placed an order with us in the trailing 12-month period.

        Our active international dealer network is generally growing at a faster rate than our active North America dealer network, and we expect this trend to continue as we increase our presence in new and existing international markets. In addition, in some international markets, we plan to establish direct relationships with selected dealers that we previously served through distributors, which we expect will further increase our number of direct international dealers. In 2013, we made a concerted effort to evaluate our international dealers and terminated 151 dealers who failed to meet training and sales volume minimums.

        While we believe we continue to have significant international opportunities, we face challenges in international expansion. Such challenges may cause our growth rate to be slower than anticipated. During the third quarter of 2013, we opened our technical support and training center in China which we believe will help us expand our presence in China and accelerate our transition from a distributor to direct-to-dealer channel model. A similar facility was opened in India during the fourth quarter of 2013. In addition, our efforts are focused on addressing other impediments to growth through new product introduction as well as promotion and pricing programs in certain markets.

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

        In the first quarter of 2012, we introduced our HC-800 controllers and in the second quarter of 2012, we introduced our HC-250 controllers. These controllers offer increased capability and performance compared to the controllers that they replaced (i.e. the HC-1000, the HC-300, and the HC-200). As a result of the increased capability and higher performance of these controllers, many installations now require fewer controllers per system and we have therefore seen a decrease in the average number of controllers per system in 2013 compared to 2012. In addition, in 2013, we began bundling the MyHome software licenses with our controller appliances. The introduction of new controllers and the bundling of MyHome software with our controllers resulted in an increase in the average selling price of our controllers by 29% in 2013 compared to 2012. The net result is an increase in revenue and a decrease in the number of controllers sold for the year ended December 31, 2013 compared to the same period of 2012.

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

International Core Revenue as a Percentage of Total Revenue

        We believe that the international market represents a large and underpenetrated opportunity for us. In recent years, we have established offices in the UK, China, and India, we have formed relationships with international dealers and distributors and we have expanded foreign language support for our solutions. We track International revenue as a percentage of total revenue as a key measure of our success in expanding our business internationally.

Results of Operations

Revenue

        The following is a breakdown of our revenue between North America and International and a further breakdown between our Core revenue and other revenue:

	Years Ended December 31,
	2011	2012	2013
	(in thousands)
North America Core Revenue	$71,472	$81,130	$98,070
Other North America Revenue	2,633	1,280	1,534

Total North America Revenue	74,105	82,410	99,604

International Core Revenue	16,797	24,471	28,323
Other International Revenue	2,474	2,631	584

Total International Revenue	19,271	27,102	28,907

Total Revenue	$93,376	$109,512	$128,511

North America Core Revenue as a % of Total Revenue	77%	74%	76%
International Core Revenue as a % of Total Revenue	18%	22%	22%

        2012 Compared to 2011.    North America core revenue increased $9.7 million, or 14%, from 2011 to 2012 primarily as a result of a net increase in the number of active direct dealers selling our products.

        International core revenue increased $7.7 million, or 46%, from 2011 to 2012 primarily due to an increase in the number of active dealers and distributors selling our products as we grow in existing markets and expand into new ones.

        Other revenue decreased by $1.2 million due to a decrease in sales to hotels and other multi-dwelling units. Revenue from sales to hotels and multi-dwelling units is difficult for us to predict and we are uncertain as to how much revenue we will receive from these projects in the future.

        2013 Compared to 2012.    North America core revenue increased $16.9 million, or 21%, from 2012 to 2013 primarily as a result of a net increase in the number of active direct dealers selling our products and services and an increase in sales from existing direct dealers. In addition, while the number of controllers sold in 2013 decreased 4% from 2012, the average selling price per controller was up 29% during that same period.

        International core revenue increased $3.9 million, or 16%, from 2012 to 2013 primarily due to an increase in the number of dealers and distributors selling our products and services and the resulting increase in the number of system sales.

        Our International core revenue growth declined from 46% in 2012 to 16% in 2013. The number of international dealers was relatively flat at the end of 2013 compared to 2012, but the percentage of those dealers who are active increased from 80% in 2012 to 91% in 2013 as a result of our efforts to terminate non-performing dealers. We made investments internationally to improve our dealers' abilities to sell and install our products, particularly in India and China where we opened technical support and training centers during 2013. We believe this will help us expand our presence in China and accelerate our transition from a distributor to direct-to-dealer channel model. We are also investing in new products and pricing programs to meet certain international market requirements.

Gross Margin

        As a percentage of revenue, our gross margin has been and will continue to be affected by a variety of factors. Our gross margin is relatively consistent across our products. Our gross margin on third-party products we sell through our online distribution platform is higher than our gross margin on our other product sales because we only recognize our net profit on these sales as revenue. Our gross margin is higher on software licensing and subscription revenue than it is on product sales. Our gross margin is also higher on our sales made directly through dealers than it is on our sales made through distributors. Gross margin may be negatively affected by price competition in our target markets and associated promotional or volume incentive rebates offered to our dealers and distributors.

        Gross margin for the years ended December 31, 2011, 2012, and 2013 was as follows (in thousands, except percentages):

	Years Ended December 31,
	2011	2012	2013
Gross margin	$42,842	$50,447	$64,657
Percentage of revenue	46%	46%	50%

        2012 Compared to 2011.    Our total cost of revenue for the year ended December 31, 2012 included a $1.8 million loss on inventory purchase commitments resulting from our decision to discontinue our energy product line. We generated less than 1% of our total revenue from our energy product line in each year. Excluding the loss on inventory purchase commitments, gross margin as a percentage of revenue would have increased from 45.9% in 2011 to 47.7% in 2012. That increase was due primarily to a decrease in fixed manufacturing overhead as a percentage of revenue and component cost reductions.

        2013 Compared to 2012.    As a percentage of revenue, our gross margin increased from 46% in 2012 to 50% in 2013. In 2013, we recorded a gain related to inventory purchase commitments of approximately $0.4 million, as our proceeds from liquidating the underlying inventory and our ability to consume common components exceeded our original estimates. Adjusting for the impact in 2012 and 2013 on inventory purchase commitment reserves, our gross margin as a percent of revenue would have increased from 47.7% in 2012 to 50.0% in 2013. That increase was due to a variety of factors, including higher prices charged for our controller products and associated software, higher sales of third party products sold through our online distribution platform and lower component costs as a percent of revenue.

        We expect the favorable impact on our gross margin percentage related to higher prices for our controller products and associated software to continue in future periods; however, the impact will decline as software sold separately for use with legacy systems will diminish over time.

        We expect the positive impact on our gross margin percentage resulting from increased sales of third-party products sold through our online distribution platform to continue in future periods; however, the impact will be less significant as the growth rate of that revenue slows in future periods.

        We expect product component cost reductions to continue to have a positive impact on our gross margin as a percentage of revenue as those reductions are the result of negotiated price decreases with our contract manufacturers that are long-term in nature.

        The impact of lower manufacturing overhead as a percentage of revenue on our gross margin percentage will vary depending on overhead spending in a given period. For the year ended December 31, 2013, we received credits for duties paid in previous periods. We expect to receive duty draw-back credits in future periods, which will have a favorable impact on our gross margin percentages; however, we anticipate that the favorable impact will be less significant in future periods.

Research and Development Expenses

        Research and development expenses consist primarily of compensation for our engineers and product managers. Research and development expenses also include prototyping and field-testing expenses incurred in the development of our products, including products used for testing. We also include fees paid to agencies to obtain regulatory certifications.

        Research and development expenses for the years ended December 31, 2011, 2012, and 2013 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2011	2012	2013
Research and development	$19,211	$20,310	$24,979
Percentage of revenue	21%	19%	19%

        2012 Compared to 2011.    Research and development expenses increased by $1.1 million, or 6%, in 2012 compared to 2011. The increase in research and development expense was primarily due to increased compensation, including non-cash stock-based compensation, as a result of increased research and development personnel as well as due to prototyping and compliance agency fees for new product introductions in 2012.

        2013 Compared to 2012.    Research and development expenses increased by $4.7 million, or 23%, in 2013 compared to 2012. These increases were primarily due to an increase in headcount and related expenses, including non-cash stock-based compensation expense, to support on-going and expanded product development activities.

        We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to invest in the development of new solutions; however, we expect those expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Sales and Marketing Expenses

        Sales and marketing expenses consist primarily of compensation and related travel expenses for our sales and marketing personnel. Sales and marketing expenses also include expenses associated with trade shows, marketing events, advertising and other marketing-related programs.

        Sales and marketing expenses for the years ended December 31, 2011, 2012, and 2013 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2011	2012	2013
Sales and marketing	$17,546	$20,182	$21,975
Percentage of revenue	19%	18%	17%

        2012 Compared to 2011.    Sales and marketing expenses increased by $2.6 million, or 15%, in 2012 compared to 2011. The increase in sales and marketing expense was due primarily to increased payroll related expenses from hiring additional sales and marketing personnel. In addition, we increased spending on advertising, public relations and general marketing expenses in 2012 compared to 2011. These increases were partially offset by a reduction in our domestic tradeshow expenses.

        2013 Compared to 2012.    Sales and marketing expenses increased by $1.8 million, or 9%, in 2013 compared to 2012. The period over period increases in absolute dollars for sales and marketing expenses was primarily due to headcount increases and the related expenses as well as increased credit card merchant fees, which grew proportionate to our growth in revenue. In addition, we increased our spending for tradeshow and other marketing related expenses to support new product releases and grow our dealer and distributor networks throughout the world.

        We expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future as we add sales personnel, particularly in our international channel, and continue to invest in advertising and promotions to increase awareness of our products.

General and Administrative Expenses

        General and administrative expenses consist primarily of compensation for our employees in our executive administration, finance, information systems, human resource and legal departments. Also included in general and administrative expenses are outside legal fees, audit fees, facilities expenses and insurance costs.

        General and administrative expenses for the years ended December 31, 2011, 2012, and 2013 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2011	2012	2013
General and administrative	$9,805	$10,150	$12,329
Percentage of revenue	11%	9%	10%

        2012 Compared to 2011.    General and administrative expenses increased by $0.3 million, or 4%, in 2012 compared to 2011. The increase in general and administrative expenses was due to increased compensation expense, including non-cash stock-based compensation expense, resulting from increased administrative personnel. In addition, legal fees were higher in 2012 compared to 2011, offset in part by lower rent expense resulting from the renegotiation of our corporate office lease.

        2013 Compared to 2012.    General and administrative expenses increased by $2.2 million, or 21%, in 2013 compared to 2012. The increase in absolute dollars in general and administrative expenses was due primarily to increased headcount and related expenses, professional fees and facilities related costs as we prepared to be a public reporting company. In addition, we incurred $0.3 million in expenses resulting from an executive severance agreement.

        We expect our general and administrative expenses to increase in absolute dollars primarily as a result of the increased cost associated with being a public company. However, we also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Litigation Settlement Expenses

        Litigation settlement expenses for the years ended December 31, 2011, 2012, and 2013 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2011	2012	2013
Litigation settlement	$—	$2,869	$440
Percentage of revenue	—	3%	0%

        2012 Compared to 2011.    During 2012, we expensed $2.9 million in connection with two separate legal settlements. There were no similar expenses in 2011.

        2013 Compared to 2012.    During 2013, we expensed $440,000 in connection with two separate legal matters.

Other Income (Expense)

        Other income (expense) for the years ended December 31, 2011, 2012, and 2013 were as follows (in thousands, except percentages):

	Years Ended December 31,
	2011	2012	2013
Other income (expense)	$227	$(254)	$(729)
Percentage of revenue	0%	0%	(1)%

        Other income (expense) increased by $0.5 million in 2012 compared to 2011 and increased by $0.5 million in 2013 compared to 2012. The increases were due to change in the fair value of the warrant liability. Upon the effective date of our initial public offering, we adjusted the liability to fair value based upon the offering price of $16.00 per share. As a result, we recognized $0.7 million of other expense in 2013. Upon the closing of our initial public offering, the holders of the Series G-1 warrants net-exercised their warrants in exchange for 76,964 shares of our common stock. The warrant liability of $1.3 million was reclassified from long-term liabilities to additional paid-in capital, a component of stockholders' equity, and we ceased to record any further periodic fair value adjustments relating to the warrant liability.

Quarterly Results of Operations and Other Data

        The following table presents our quarterly consolidated results of operations and other data for each of the quarters presented, both in absolute dollars and as a percentage of revenue. This quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, the statement of operations data includes all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. You should read this table in conjunction with our audited consolidated financial statements and related notes located elsewhere in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future periods.

	Three Months Ended
	March 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012	March 31, 2013	June 30, 2013	Sept 30, 2013	Dec 31, 2013
	(In thousands)
Revenue	$22,628	$27,614	$28,605	$30,665	$26,571	$32,543	$33,641	$35,756
Gross margin	10,162	13,288	11,847	15,150	13,021	16,736	17,049	17,851
Gross margin percentage	44.9%	48.1%	41.4%	49.4%	49.0%	51.4%	50.7%	49.9%
Total operating expenses	12,383	12,919	15,831	12,378	14,499	14,779	15,052	15,393
Income (loss) from operations	(2,221)	369	(3,984)	2,772	(1,478)	1,957	1,997	2,458
Net income (loss)	$(2,683)	$519	$(4,092)	$2,533	$(1,471)	$973	$1,731	$2,270
Net income (loss) per common share:
Basic	$(1.19)	$0.22	$(1.73)	$1.02	$(0.59)	$0.39	$0.12	$0.10
Diluted	$(1.19)	$0.03	$(1.73)	$0.13	$(0.59)	$0.05	$0.07	$0.09

        We have historically experienced seasonal variations in our revenue as a result of holiday-related factors that are common in our industry. Our revenue is generally highest in the fourth quarter due to consumers' desire to complete their home installations prior to the Thanksgiving and Christmas holidays. We generally see decreased sales in the first quarter due to the number of installations that were completed in the fourth quarter and the resulting decline in dealer activity in the first quarter.

        Our gross margin percentage has improved from 44.9% in the first quarter of 2012 to 49.9% in the fourth quarter of 2013, but has been and will continue to be impacted by a variety of general and in some cases specific factors including the following:

  •
  Negotiated decreases in the price of components purchased from our contract manufacturers resulting in lower product costs.

  •
  The mix of customer type and products sold, including increased sales of third-party products sold through our online distribution platform where revenue is recognized on a net basis.

  •
  Price competition resulting in promotional discounts or volume-incentive rebates.

  •
  Achieving leverage in our fixed manufacturing overhead expense as a percent of revenue. The decreases in gross margin percentage in the first quarter of 2012 and the fourth quarter of 2013 were primarily due to higher fixed overhead expense as a percent of revenue.

  •
  Our gross margin percentage in the third quarter of 2012 was negatively impacted by the loss on inventory purchase commitments resulting from our commitment to purchase energy-related products from one of our contract manufacturers that we will not use due to our decision to discontinue our energy product line for utility customers.

  •
  Our gross margin in the fourth quarter of 2012 benefited from higher prices on certain product sales for large international multi-dwelling unit projects.

  •
  During the first and second quarters of 2013, we received credits for duties paid in previous periods positively impacting our gross margin percentages during those periods.

  •
  In the second and fourth quarters of 2013, we recorded a gain related to inventory purchase commitments as our ability to consume common components exceeded our original estimates.

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

        Our operating expenses fluctuate from quarter to quarter based on changes in the number of our employees and associated expenses, the timing and magnitude of product development, the timing of marketing and sales expenditures and large or infrequent transactions such as litigation settlement expenses. Our quarterly operating expenses have generally increased in 2013 compared to 2012 to support the growth in our business, including the transition to being a public company.

        Sales and marketing expenses are typically higher in the first and third quarters of each year due to the timing of our primary trade shows.

        We recorded litigation settlement expense of $2.9 million in the third quarter of 2012 and $0.2 million in both the second and third quarter of 2013.

Liquidity and Capital Resources

Primary Sources of Liquidity

        Historically, we have experienced negative cash flows from operating activities primarily due to our continued investment in research and development and sales and marketing resources needed to design, develop, market and sell our solutions. Our future capital requirements will depend on many factors, including our rate of revenue growth, potential acquisitions of businesses, technologies or other assets, the expansion of our sales and marketing activities, continued investment in research and development, expansion into new territories, the timing of new product introductions and the continued market acceptance of our products.

        Through 2011, we funded our operations primarily through private sales of equity securities and, to a lesser extent, from borrowings under secured credit facilities. We raised $118.2 million through the sale of preferred stock to financial and strategic investors. Our last private financing round was completed in February 2011. In that financing round, we generated net proceeds of $19.8 million from the sale of Series H Preferred Stock.

        As of December 31, 2013, we had $84.5 million in cash and cash equivalents, an increase of $65.9 million from December 31, 2012. The increase in cash is primarily the result of the net proceeds received from our initial public offering of common stock of approximately $65.6 million offset by settlement obligation payments of $3.0 million.

        The following table shows selected financial information and statistics as of December 31, 2011, 2012 and 2013 (in thousands):

	Years Ended December 31,
	2011	2012	2013
Cash and cash equivalents	$18,468	$18,695	$84,546
Accounts receivable, net	10,662	13,078	15,064
Inventories	9,497	12,515	15,312
Working capital	24,356	23,290	94,778

        We closely monitor our inventory, our days sales outstanding and our payment terms with our major vendors to maximize our cash flows from operating activities. We turn our inventory approximately 5 times per year. Our days sales outstanding has averaged 39 over the past 12 months. We have 45- and 60-day payment terms with our two major contract manufacturers.

        We maintain a revolving credit facility of $13.0 million. Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to our accounts receivable and inventory levels. As of December 31, 2013, our total borrowing capacity under the revolving credit facility was approximately $13.0 million, and no borrowings were outstanding. The revolving credit facility has a maturity date of May 29, 2015.

        In June 2013, we were provided with an additional $2.75 million in capacity with our term borrowings to fund purchases of property and equipment through May 2014, of which $2.0 million was available at December 31, 2013. We have historically used the term borrowing facility to fund capital purchases on a quarterly basis. During the third and fourth quarters of 2013, we did not borrow against the term facility as our capital requirements were addressed from the receipt of proceeds from our initial public offering. We will continue to evaluate on a quarterly basis whether to borrow additional amounts based on our future cash needs.

        Our credit facility and term loan agreements contain various restrictive and financial covenants and we were in compliance with each of these covenants as of December 31, 2013.

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

Cash Flow Analysis

        A summary of our cash flows for the years ended December 31, 2011, 2012 and 2013 is set forth below (in thousands):

	Years Ended December 31,
	2011	2012	2013
Net cash (used in) provided by operating activities	(586)	991	3,668
Net cash used in investing activities	(1,989)	(2,360)	(3,617)
Net cash provided by financing activities	14,999	1,624	65,809
Effect of exchange rate changes on cash and cash equivalents	(10)	(28)	(9)

Net increase in cash for the period	$12,414	$227	$65,851

Operating Activities

        Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

        The $1.6 million increase in cash flow from operating activities in 2012 compared to 2011 was due to primarily from an increase in non-cash adjustments associated with an increase in non-cash stock-based compensation expense and a $1.8 million loss on inventory purchase commitments.

        The increase in cash flows from operating activities of $2.7 million in 2013 compared to 2012 is due primarily to the increase in net income. The adjustments for non-cash items were lower in 2013 due primarily to the loss on inventory purchase commitments recognized in 2012, partially offset by higher non-cash stock-based compensation expense and warrant liability expense in 2013. Cash used to fund working capital and other operating accounts increased by $4.1 million in 2013 compared to 2012 due primarily to increases in our accounts receivable and inventory balances associated with the growth of our business. In addition, other liabilities decreased as a result of payments totaling $3.0 million related to litigation settlement obligations.

Investing Activities

        Investing cash flows consist primarily of capital expenditures and cash used for acquisitions. Our capital expenditures are primarily for computer equipment and software used internally, manufacturing tooling and test equipment that we purchase and own, but is located with at our partners' contract manufacturing locations, furniture and fixtures for our facilities and lab and warehouse equipment for our engineering and supply chain organizations.

        Our capital expenditures during 2013 and 2012 were $3.5 million and $2.4 million, respectively. The increase in capital expenditures during 2013 compared to 2012 was due primarily to the costs associated with expanding our facilities to accommodate our business growth including our international expansion.

Financing Activities

        Financing cash flows consist primarily of proceeds from the sale of common and preferred stock, issuance and repayment of long-term debt and proceeds from the sale of shares through employee equity incentive programs.

        In 2011, we received net proceeds of $19.8 million from the issuance of preferred stock. Approximately $6.3 million of these proceeds were used for repayment of our revolving line of credit.

        As a result of our initial public offering in August 2013, we raised a total of $73.6 million in gross proceeds, or approximately $65.6 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and offering expenses of approximately $2.8 million.

        Net borrowings (repayments) on our term loan agreements were $0.3 million, $0.8 million and $(0.2) million in 2011, 2012 and 2013, respectively. The decrease in cash flow from term loan borrowings during 2013 was a result of our decision to fund capital purchases using available cash instead of incremental borrowing.

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

        Our contractual cash obligations at December 31, 2013 are as follows:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including interest(3)	$3,710	$1,501	$1,989	$220	$—
Operating lease obligations	6,717	1,613	3,124	1,980	—
Settlement agreements(1)(2)	980	940	40	—	—
Purchase commitments	22,636	22,636	—	—	—

Total contractual obligations	$34,043	$26,690	$5,153	$2,200	$—

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

(3)
Interest was calculated on outstanding borrowings at the date indicated in the table above and assumes the rate remains constant during the following years. The credit facility has a variable rate of interest of prime or LIBOR plus 2.50%, as selected by us. The variable rate was 3.25% at December 31, 2013. Term borrowings are payable in equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at December 31, 2013.

Critical Accounting Estimates and Policies

        Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

        We believe that the assumptions and estimates associated with our revenue recognition, inventory valuation reserves, product warranty liability, income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our consolidated financial statements.

        We are choosing to "opt out" of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Revenue Recognition

        We sell our products through a network of independent dealers and distributors and not directly to consumers. These dealers and distributors generally sell our products to the consumer as part of a bundled sale, which typically includes other third-party products and related services, project design and installation services and ongoing support.

        Our controllers include embedded software that is essential to the functionality of the controller. Accordingly, the hardware and embedded software components are sold together as one product. In 2013, we began bundling MyHome software licenses with our new controllers. These software licenses do not include acceptance provisions, rights to updates (e.g., when-and-if-available enhancements or upgrades to the functionality of the software) or post-contract customer support such as technical support. When a software license and controller are sold together, a multiple element arrangement exists and revenue is allocated to each deliverable based on relative selling prices. Typically, delivery of both the product and the software license occurs at the same time. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product or licensed software is considered delivered once it has been shipped and title and risk of loss have been transferred. For most of our product sales, these criteria are met at the time the product is shipped.

        We record estimated reductions to revenue for dealer, retailer and distributor incentives, primarily comprised of volume rebates, at the time of the initial sale. The estimated reductions to revenue for rebates are based on the sales terms and our historical experience and trend analysis. The most common incentive relates to amounts paid or credited to dealers and distributors for achieving defined volume levels or growth objectives.

        Software license revenue represents fees earned from activating applications that allow consumers to manage and control their automation systems using tablets, smartphones and other third-party devices. Software products such as Composer Home and Media Editions are sold on a limited basis and do not constitute a significant portion of our revenue. Our perpetual software licenses do not include acceptance provisions, rights to updates or upgrades or post-contract customer support such as technical support. We generally recognize revenue at the time the software license is provided.

        We offer a subscription service that allows consumers to control and monitor their homes remotely and allows our dealers to perform remote diagnostic services. Subscription revenue is deferred at the time of payment and recognized on a straight-line basis over the period the service is provided.

        We recognize revenue net of cost of revenue for third-party products sold through our online ordering system. While we assume credit risk on sales to our dealers and distributors, we do not determine the product selling price, do not retain associated inventory risks and are not the primary obligor to the dealer or distributor.

        Our agreements with dealers and distributors generally do not include rights of return or acceptance provisions. Even though contractual agreements do not provide return privileges, there are circumstances in which we will accept returns. In addition, agreements with certain retail distributors contain price protection and limited rights of return. We maintain a reserve for such returns based on our historical return experience.

        Shipping charges billed to dealers and distributors are included in product revenue and related shipping costs are included in cost of revenue.

Inventory Valuation

        Inventories consist of hardware and related component parts and are stated at the lower of cost or market using the first-in, first-out method. We periodically assess the recoverability of our inventory and reduce the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Carrying value adjustments are based on expected demand and market conditions. For example, we may incur inventory write-offs during the introduction of new products that replace existing ones. We make estimates regarding transition inventory and if our estimates of demand for the "end-of—life" products are wrong, we may be required to record additional inventory carrying value adjustments.

        Inventory write-downs for excess, defective and obsolete inventory are recorded as cost of revenue and totaled $1.3 million, $1.5 million and $2.3 million in 2011, 2012 and 2013, respectively.

Product Warranty

        We provide our customers a limited product warranty of two years, which requires us to repair or replace (at our option) defective products during the warranty period at no cost to the customer. We estimate the costs that may be incurred to replace or repair defective products and record a reserve at the time revenue is recognized. Factors that affect our warranty liability include the number of installed systems, our historical experience and management's judgment regarding anticipated rates of product warranty returns, net of refurbished products. We assess the adequacy of our recorded warranty liability each period and make adjustments to the liability as necessary. Our warranty liability was $1.2 million at both December 31, 2012 and 2013.

Income Taxes

        We recognize deferred tax assets and liabilities for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the fiscal year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Due to the net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, we have a full valuation allowance against the deferred tax assets of our domestic operations.

        We operate in various tax jurisdictions and are subject to audit by various tax authorities. We provide for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

        We recognize uncertain income tax positions taken on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

        Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. During the years ended December 31, 2011,

2012 and 2013, we did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

Stock-Based Compensation

        Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is the vesting period of the respective award.

        Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

  •
  Fair Value of Our Common Stock.  Prior to August 2, 2013, the date our common stock began trading on the NASDAQ Global Select Market, the fair value of common stock was determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions we use in the valuation model were based on future expectations combined with management judgment. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant. Since our IPO, we determine the fair value of our common stock based on the closing price as quoted on the NASDAQ Global Select Market of our common stock.

  •
  Expected Volatility.  As we do not have a trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average of the historical volatilities of an index fund and industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. We did not rely on implied volatilities of traded options in our industry peers' common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

  •
  Risk-Free Interest Rate.  The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

  •
  Expected Dividend Yield.  We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

  •
  Expected Term.  The expected term represents the period that the stock-based awards are expected to be outstanding. For our option grants, we used the simplified method to determine the expected term as provided by the SEC. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. We used the simplified method to determine our expected term because of our limited history of stock option exercise activity.

        In addition to the assumptions used in the Black-Scholes option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements.

        We will continue to use judgment in evaluating the expected volatility, expected terms and forfeiture rates utilized for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility, expected terms and forfeiture rates, which could materially impact our future stock-based compensation expense. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

        The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Years Ended December 31,
	2011	2012	2013
Expected volatility	71 - 73%	59 - 63%	56 - 59%
Expected dividends	0%	0%	0%
Expected terms (in years)	5.0 - 6.1	5.0 - 6.1	3.3 - 7.2
Risk-free rate	1.1 - 2.5%	0.7 - 1.0%	0.8 - 1.7%
Forfeiture rate	11.6%	7.9%	7.2%

Transactions with Our Significant Stockholders

        In January 2011, we entered into an OEM-in hardware (with software) purchase and license agreement with Cisco Systems, Inc. ("Cisco"), which was amended and restated in February 2011 and further amended in June 2012. Our agreement with Cisco expired in February 2014. Although the parties currently intend to enter into a new agreement that would revise and optimize the expected Control4 and Cisco collaboration, innovation and channel capabilities, there can be no assurance that such a revised agreement will be reached.

        Purchase and payment terms with Cisco are consistent with other non-affiliated companies. In connection with our commercial agreements with Cisco, we recognized revenue of approximately $0.5 million, $2.6 million and $0.6 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Recently Issued and Adopted Accounting Pronouncements

        For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 "Description of Business and Summary of Significant Accounting Policies—Recent Accounting Pronouncements" in the notes to consolidated financial statements.

ITEM 7A.    Qualitative and Quantitative Disclosures about Market Risk

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

Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents as we do not have any short-term investments as of December 31, 2013. Our cash and cash equivalents as of December 31, 2013 was $84.5 million, and consisted primarily of cash and money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of our interest-bearing securities, a 10% change in market interest rates would not be expected to have a material impact on our consolidated financial condition or results of operations.

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

ITEM 8.    Financial Statements and Supplementary Data

        The Consolidated Financial Statements and Schedules listed in the Index to Financial Statements, Schedules and Exhibits on page F-1 are filed as part of this Annual Report on Form 10-K.

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

Management's Report on Internal Control over Financial Reporting

        This Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an "emerging growth company" as defined in the JOBS Act as we have taken advantage of the exemptions available to us through the JOBS Act.

ITEM 9B.    Other Information

        None.

PART III.

        We are incorporating by reference the information required by Part III of this Form 10-K from our proxy statement relating to our 2014 annual meeting of stockholders (the "2014 Proxy Statement"), which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item will be contained in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 11.    Executive Compensation

        The information required by this Item will be contained in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be contained in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item will be contained in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Service

        The information required by this Item will be contained in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15.    Exhibits, Consolidated Financial Statements and Financial Statement Schedules

(a)
Documents filed as part of this report:

          1.    Consolidated Financial Statements.    We have filed the consolidated financial statements listed in the index to Consolidated Financial Statements, Schedules and Exhibits on page F-1 as part of this Annual Report on Form 10-K.

          2.    Financial Statement Schedules and Other.    All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or the notes thereto.

          3.    Exhibits.    The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)
Exhibits:

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 30, 2013
3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.4	July 1, 2013
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	July 18, 2013
4.2	Eighth Amended and Restated Investors' Rights Agreement, dated January 21, 2011.	S-1	4.2	July 1, 2013
4.3	Warrant to Purchase Stock of the Registrant issued to Silicon Valley Bank, dated December 29, 2005.	S-1	4.4	July 1, 2013
4.4	Warrant to Purchase Stock of the Registrant issued to Silicon Valley Bank, dated June 13, 2007.	S-1	4.5	July 1, 2013
10.1	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	July 1, 2013
10.2	2003 Equity Incentive Plan and forms of award agreements thereunder.	S-1	10.2	July 1, 2013
10.3	2013 Stock Option and Incentive Plan and forms of award agreements thereunder.	S-1	10.3	July 1, 2013
10.4	Offer Letter to Martin Plaehn, dated August 20, 2011.	S-1	10.4	July 1, 2013

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.5	Employment Agreement, dated July 28, 2003 and as amended on June 17, 2004 and August 3, 2011, between the Registrant and William B. West.	S-1	10.5	July 1, 2013
10.6	Employment Agreement, dated on or about January 4, 2008, between the Registrant and Dan Strong.	S-1	10.6	July 1, 2013
10.7	Offer Letter to Jeff Dungan, dated August 1, 2006.	S-1	10.7	July 1, 2013
10.8	Offer Letter to Eric Anderson, dated June 19, 2012.	S-1	10.8	July 1, 2013
10.9	Relationship Agreement, dated June 27, 2013, between the Registrant and Sanmina Corporation.	S-1/A	10.9	July 18, 2013
10.10	OEM Supply Agreement: OEM Design, dated December 3, 2010, between the Registrant and Lite-On Electronic Company Ltd.	S-1/A	10.10	July 18, 2013
10.11	Amended and Restated Loan and Security Agreement, dated June 17, 2013, between the Registrant and Silicon Valley Bank.	S-1	10.11	July 1, 2013
10.12	Lease dated June 29, 2004 by and between the Registrant and WDCI, Inc., as amended on May 24, 2006, February 25, 2011 and November 7, 2011.	S-1	10.12	July 1, 2013
10.13	Advisor Agreement, effective as of February 28, 2013, by and between the registrant and Tom Kuhn.	S-1	10.13	July 1, 2013
10.14	Severance Agreement by and between William B. West and Control4 Corporation, dated as of December 21, 2013	8-K	10.1	December 23, 2013
21.1	List of Subsidiaries of the Registrant.	S-1	21.1	July 1, 2013
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

Exhibit Number		Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1	*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	**	XBRL Instance Document	Filed herewith
101.SCH	**	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

**
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 21, 2014	CONTROL4 CORPORATION
	By:	/s/ DAN STRONG Dan Strong Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2014.

Signature	Title

/s/ MARTIN PLAEHN Martin Plaehn	President, Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ DAN STRONG Dan Strong	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ROB BORN Rob Born	Director
/s/ DAVID C. HABIGER David C. Habiger	Director
/s/ LEN JORDAN Len Jordan	Director
/s/ CHRISTOPHER B. PAISLEY Christopher B. Paisley	Director
/s/ SCOTT PETTY Scott Petty	Director
/s/ STEVEN VASSALLO Steven Vassallo	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Control4 Corporation

        We have audited the accompanying consolidated balance sheets of Control4 Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Control4 Corporation as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 21, 2014

CONTROL4 CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2012	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$18,695	$84,546
Accounts receivable, net	13,078	15,064
Inventories	12,515	15,312
Prepaid expenses and other current assets	1,871	1,773

Total current assets	46,159	116,695
Property and equipment, net	2,666	3,943
Intangible assets, net	926	928
Other assets	887	1,120

Total assets	$50,638	$122,686

Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$14,435	$13,314
Accrued liabilities	6,571	6,821
Deferred revenue	542	644
Current portion of notes payable	1,321	1,138

Total current liabilities	22,869	21,917
Notes payable	1,838	1,828
Warrant liability	601	—
Other long-term liabilities	1,620	467

Total liabilities	26,928	24,212
Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value; 83,163,408 and no shares authorized; 15,293,960 and no shares issued and outstanding at December 31, 2012 and December 31, 2013, respectively; aggregate liquidation preference of $118,150 and $0 at December 31, 2012 and December 31, 2013, respectively	116,313	—
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, no and 25,000,000 shares authorized; no shares issued and outstanding at December 31, 2012 and December 31, 2013, respectively	—	—
Common stock, $0.0001 par value; 127,836,592 and 500,000,000 shares authorized; 2,490,870 and 22,785,104 shares issued and outstanding at December 31, 2012 and December 31, 2013, respectively	—	2
Additional paid-in capital	12,988	200,545
Accumulated deficit	(105,587)	(102,084)
Accumulated other comprehensive income (loss)	(4)	11

Total stockholders' equity (deficit)	(92,603)	98,474

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$50,638	$122,686

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2012	2013
Revenue	$93,376	$109,512	$128,511
Cost of revenue	50,534	57,225	64,234
Cost of revenue—inventory purchase commitment	—	1,840	(380)

Gross margin	42,842	50,447	64,657
Operating expenses:
Research and development	19,211	20,310	24,979
Sales and marketing	17,546	20,182	21,975
General and administrative	9,805	10,150	12,329
Litigation settlement	—	2,869	440

Total operating expenses	46,562	53,511	59,723

Income (loss) from operations	(3,720)	(3,064)	4,934
Other income (expense):
Interest income	4	13	16
Interest expense	(396)	(277)	(470)
Other income (expense)	227	(254)	(729)

Total other income (expense)	(165)	(518)	(1,183)

Income (loss) before income taxes	(3,885)	(3,582)	3,751
Income tax expense	—	(141)	(248)

Net income (loss)	$(3,885)	$(3,723)	$3,503

Net income (loss) per common share:
Basic	$(2.02)	$(1.58)	$0.33
Diluted	$(2.02)	$(1.58)	$0.16
Weighted-average number of shares:
Basic	1,923	2,360	10,609
Diluted	1,923	2,360	22,263

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2011	2012	2013
Net income (loss)	$(3,885)	$(3,723)	$3,503
Other comprehensive income (loss):
Foreign currency translation adjustment	(10)	(28)	15

Total other comprehensive income (loss)	(10)	(28)	15

Comprehensive income (loss)	$(3,895)	$(3,751)	$3,518

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

			Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock
							Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity (Deficit)
			Number of Shares		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount		Amount
Balance at December 31, 2010	13,279,319	$97,670	1,664,044	$—	$4,971	$(97,979)	$34	$(92,974)
Net loss	—	—	—	—	—	(3,885)	—	(3,885)
Other comprehensive loss	—	—	—	—	—	—	(10)	(10)
Issuance of Series H redeemable convertible preferred stock for cash in February 2011, net of issuance costs of $211	2,014,641	18,643	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	1,146	—	—	1,146
Stock-based compensation	—	—	—	—	1,988	—	—	1,988
Issuance of common stock upon exercise of stock options	—	—	577,437	—	1,204	—	—	1,204
Issuance of common stock in exchange for services	—	—	4,040	—	25	—	—	25

Balance at December 31, 2011	15,293,960	116,313	2,245,521	—	9,334	(101,864)	24	(92,506)
Net loss	—	—	—	—	—	(3,723)	—	(3,723)
Other comprehensive loss	—	—	—	—	—	—	(28)	(28)
Stock-based compensation	—	—	—	—	2,869	—	—	2,869
Issuance of common stock upon exercise of stock options	—	—	245,349	—	785	—	—	785

Balance at December 31, 2012	15,293,960	116,313	2,490,870	—	12,988	(105,587)	(4)	(92,603)
Net income	—	—	—	—	—	3,503	—	3,503
Other comprehensive income	—	—	—	—	—	—	15	15
Stock-based compensation	—	—	—	—	3,760	—	—	3,760
Issuance of common stock options in connection with a business acquisition	—	—	—	—	174	—	—	174
Conversion of redeemable convertible preferred stock into common stock	(15,293,960)	(116,313)	15,293,960	2	116,311	—	—	116,313
Issuance of common stock, net of issuance costs	—	—	4,600,000	—	65,556	—	—	65,556
Issuance of common stock upon net exercise of common stock warrants	—	—	293,232	—	—	—	—	—
Reclassification of redeemable convertible preferred stock warrant liability upon conversion to preferred stock	—	—	—	—	1,310	—	—	1,310
Issuance of common stock upon exercise of stock options	—	—	107,042	—	446	—	—	446

Balance at December 31, 2013	—	$—	22,785,104	$2	$200,545	$(102,084)	$11	$98,474

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2012	2013
Operating activities
Net income (loss)	$(3,885)	$(3,723)	$3,503
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	1,615	1,714	2,201
Amortization of intangible assets	139	271	319
Provision for doubtful accounts	283	184	159
Loss (gain) on inventory purchase commitment	—	1,840	(380)
Loss on disposal of property and equipment	—	107	—
Stock-based compensation	2,013	2,869	3,760
Warrant liability expense	(227)	254	709
Changes in assets and liabilities:
Accounts receivable	(2,645)	(2,600)	(2,104)
Inventories	2,323	(4,858)	(2,723)
Prepaid expenses and other current assets	396	(352)	111
Other assets	155	(823)	(233)
Accounts payable	(975)	4,622	(1,221)
Accrued liabilities	882	2,117	620
Deferred revenue	(95)	(10)	102
Other long-term liabilities	(565)	(621)	(1,155)

Net cash (used in) provided by operating activities	(586)	991	3,668
Investing activities
Purchases of property and equipment	(1,264)	(2,360)	(3,470)
Business acquisition	(725)	—	(147)

Net cash used in investing activities	(1,989)	(2,360)	(3,617)
Financing activities
Net proceeds from issuance of redeemable convertible preferred stock and common stock warrants	19,789	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	65,556
Proceeds from exercise of options for common stock	1,204	785	446
Net repayment of revolving line of credit	(6,314)	—	—
Proceeds from notes payable	1,064	1,876	1,145
Repayment of notes payable	(744)	(1,037)	(1,338)

Net cash provided by financing activities	14,999	1,624	65,809
Effect of exchange rate changes on cash and cash equivalents	(10)	(28)	(9)

Net increase in cash and cash equivalents	12,414	227	65,851
Cash and cash equivalents at beginning of period	6,054	18,468	18,695

Cash and cash equivalents at end of period	$18,468	$18,695	$84,546

Supplemental disclosure of cash flow information
Cash paid for interest	$396	$278	$461
Cash paid for taxes	—	26	153
Supplemental schedule of non-cash investing and financing activities
Options for common stock granted in connection with a business acquisition	—	—	174
Elimination of liability upon net exercise of warrants to purchase preferred stock	—	—	1,310
Conversion of redeemable convertible preferred stock to common stock	—	—	116,313

See accompanying notes to consolidated financial statements.

Control4 Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

        Control4 Corporation ("Control4" or the "Company") is a leading provider of automation and control solutions for the connected home. The Company unlocks the potential of connected devices, making entertainment systems easier to use, homes more comfortable, appliances more energy efficient, and families more secure. The Company was incorporated in the state of Delaware on March 27, 2003.

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

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Initial Public Offering

        On August 7, 2013, the Company completed its initial public offering ("IPO") of common stock in which the Company sold and issued 4,600,000 shares of common stock at a price of $16.00 per share. As a result of the IPO, the Company raised a total of $73.6 million in gross proceeds, or approximately $65.6 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and offering expenses of approximately $2.8 million.

Stock Split

        In July 2013, the Company's board of directors and stockholders approved an amendment to the Company's amended and restated certificate of incorporation. The amendment provided for a 1-for-5.2 reverse stock split of the outstanding common stock and outstanding convertible preferred stock (collectively, "Capital Stock"), which became effective on July 18, 2013. Accordingly, (i) every 5.2 shares of Capital Stock have been combined into one share of Capital Stock, (ii) the number of shares of Capital Stock into which each outstanding option or warrant to purchase Capital Stock is exercisable, as the case may be, have been proportionately decreased on a 5.2-for-1 basis, and (iii) the exercise price for each such outstanding option or warrant to purchase Capital Stock has been proportionately increased on a 1-for-5.2 basis. All of the share numbers, share prices, and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-5.2 reverse stock split.

Segment Reporting

        Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Chief Executive Officer, in making decisions regarding resource allocation and accessing performance. To date, the Company has viewed its operations and manages its business as one operating segment.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Concentrations of Risk

        The Company's accounts receivable are derived from revenue earned from dealers and distributors primarily located in the United States and Canada. The Company's sales to dealers and distributors located outside the United States are generally denominated in United States dollars, except for sales to dealers and distributors located in the United Kingdom, which are denominated in pounds sterling. There were no individual account balances greater than 10% of total accounts receivable at December 31, 2012 and December 31, 2013.

        No dealer or distributor accounted for more than 10% of total revenue for the years ended December 31, 2011, 2012 and 2013.

        The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of these manufacturers would impact the production of the Company's products for a substantial period of time, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Geographic Information

        The Company's revenue includes amounts earned through sales to dealers and distributors located outside of the United States. With the exception of Canada, no single foreign country accounted for more than 10% of total revenue for the years ended December 31, 2011, 2012 and 2013. The following table sets forth revenue from the U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Years Ended December 31,
	2011	2012	2013
Revenue-United States	$63,625	$69,957	$85,525
Revenue-Canada	10,480	12,453	14,079
Revenue-all other international sources	19,271	27,102	28,907

Total revenue	$93,376	$109,512	$128,511

International revenue (excluding Canada) as a percent of total revenue	21%	25%	22%

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

Product Warranty

        The Company provides its customers a limited product warranty of two years, which requires the Company to repair or replace (at its option) defective products during the warranty period at no cost

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

to the customer. The Company estimates the costs that may be incurred to replace or repair defective products and records a reserve at the time revenue is recognized. Factors that affect the Company's warranty liability include the number of installed systems, the Company's historical experience and management's judgment regarding anticipated rates of product warranty returns, net of refurbished products. The Company assesses the adequacy of its recorded warranty liability each period and makes adjustments to the liability as necessary. Warranty costs accrued includes amounts accrued for products at the time of shipment, adjustments for changes in estimated costs for warranties on products shipped in the period, and changes in estimated costs for warranties on products shipped in prior periods. It is not practicable for the Company to determine the amounts applicable to each of these components.

        The following table presents the changes in the product warranty liability (in thousands):

	Years Ended December 31,
	2011	2012	2013
Balance at the beginning of the period	$775	$1,030	$1,155
Warranty costs accrued	727	1,050	1,025
Warranty claims	(472)	(925)	(967)

Balance at the end of the period	$1,030	$1,155	$1,213

Fair Value of Financial Instruments

        The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of the accounts. The fair value of the notes payable approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company.

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Years Ended December 31,
	2011	2012	2013
Numerator:
Net income (loss)	$(3,885)	$(3,723)	$3,503

Denominator:
Weighted average common stock outstanding for basic net income (loss) per common share	1,923	2,360	10,609
Effect of dilutive securities—stock options, convertible preferred stock, and warrants to purchase common stock and preferred stock	—	—	11,654

Weighted average common shares and dilutive securities outstanding	1,923	2,360	22,263

        The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net income (loss) per share (in thousands):

	Years Ended December 31,
	2011	2012	2013
Convertible preferred stock	15,257	15,294	—
Options to purchase common stock	3,953	4,317	356
Warrants to purchase common stock	510	541	1
Warrants to purchase preferred stock	194	194	—

Total	19,914	20,346	357

Revenue Recognition

        The Company sells its products through a network of independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors generally sell the Company's products to the end consumer as part of a bundled sale, which typically includes other third-party products and related services, project design and installation services and on-going support.

        The Company's products include embedded software that is essential to the functionality of the hardware. Accordingly, the hardware and embedded software are accounted for as a single deliverable. In 2013, the Company began bundling MyHome software licenses with its new controllers. These software licenses do not include acceptance provisions, rights to updates (e.g., when-and-if-available enhancements or upgrades to the functionality of the software) or post-contract customer support such as technical support. When a software license and controller are sold together, a multiple element arrangement exists and revenue is allocated to each deliverable based on relative selling prices. Typically, delivery of both the product and the software license occurs at the same time. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Product or licensed software is considered delivered once it has been shipped and title and risk of loss have been transferred. For most of the Company's product sales, these criteria are met at the time the product is shipped.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The Company records estimated reductions to revenue for dealer, retailer and distributor incentives, primarily comprised of volume rebates, at the time of the initial sale. The estimated reductions to revenue for rebates are based on the sales terms and the Company's historical experience and trend analysis. The most common incentive relates to amounts paid or credited to dealers and distributors for achieving defined volume levels or growth objectives.

        Software license revenue represents fees earned from activating applications which allow end consumers to manage and control their automation systems using tablets, smartphones and other third-party devices. Software products such as Composer Home and Media Editions are sold on a limited basis and do not constitute a significant portion of revenue. The Company's perpetual software licenses do not include acceptance provisions, rights to updates or upgrades or post-contract customer support such as technical support; the Company generally recognizes revenue at the time the software license is provided.

        The Company offers a subscription service that allows consumers to control and monitor their homes remotely and allows the Company's dealers to perform remote diagnostic services. Subscription revenue is deferred at the time of payment and recognized on a straight-line basis over the period the service is provided.

        Total revenue for subscription services represents less than 10% of total revenue for all periods presented.

        The Company recognizes revenue net of cost of revenue for third-party products sold through the Company's online ordering system. While the Company assumes credit risk on sales to its dealers and distributors for third-party products, the Company does not determine the product selling price, does not retain associated inventory risks and is not the primary obligor to the end consumer.

        The Company's agreements with dealers and distributors generally do not include rights of return or acceptance provisions. Even though contractual agreements do not provide return privileges, there are circumstances in which the Company will accept returns. In addition, agreements with certain retail distributors contain price protection and limited rights of return. The Company maintains a reserve for such returns based on the Company's historical return experience.

        Shipping charges billed to dealers and distributors are included in revenue and related shipping costs are included in cost of revenue.

Cost of Revenue

        Cost of revenue includes the following: the cost of inventory sold during the period, inventory write-down costs, payroll and other direct installation services costs, purchasing costs, royalty obligations, shipping expenses to dealers and distributors and warehousing costs, which include inbound freight costs from manufacturers, rent and payroll and benefit costs.

Cash and Cash Equivalents

        The Company considers all highly liquid short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts

        The Company extends credit to the majority of its dealers and distributors, which consist primarily of small, local businesses. Issuance of credit is based on ongoing credit evaluations by the Company of dealers' and distributors' financial condition and generally requires no collateral. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance is based upon the creditworthiness of the Company's dealers and distributors, the dealers' and distributors' historical payment experience, the age of the receivables and current market and economic conditions. Provisions for potentially uncollectible accounts are recorded in sales and marketing expenses. The Company writes off accounts receivable balances to the allowance for doubtful accounts when it becomes likely that they will not be collected.

        The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2011	2012	2013
Balance at beginning of period	$619	$651	$643
Provision	283	184	159
Deductions	(251)	(192)	(197)

Balance at end of period	$651	$643	$605

Inventories

        Inventories consist of hardware and related component parts and are stated at the lower of cost or market using the first-in, first-out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write-downs for excess, defective and obsolete inventory are recorded as a cost of revenue and totaled $1.3 million, $1.5 million, and $2.3 million for the years ended December 31, 2011, 2012 and 2013, respectively.

        In December 2012, the Company finalized termination of a sales contract and, as a result of the contract termination, recorded a $1.8 million expense associated with an anticipated loss on firm purchase commitments for components that would have been required to meet the Company's obligations under the terminated contract. The $1.8 million charge has been recorded as Cost of Revenue—Inventory Purchase Commitment in the accompanying consolidated statement of operations during the year ended December 31, 2012.

        In 2013, the Company recorded a gain related to inventory purchase commitments of approximately $0.4 million, as the proceeds from liquidating the underlying inventory and the Company's ability to consume common components exceeded original estimates.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment are recorded at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the following estimated useful lives:

Furniture and fixtures	2 - 5 years
Manufacturing tooling and test equipment	2 - 3 years
Lab and warehouse equipment	2 - 4 years
Computer equipment and software	3 - 4 years
Marketing equipment	2 - 3 years

        Maintenance and repairs that do not extend the life of or improve the asset are expensed in the year incurred. Leasehold improvements are depreciated over the estimated useful life (usually 3-5 years) or the life of the associated lease, whichever is less.

Intangible Assets

        Intangible assets primarily consist of acquired technology. The Company amortizes, to cost of revenue, definite-lived intangible assets on a straight-line basis over the life of the technology.

Impairment of Long-Lived Assets

        The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Redeemable Convertible Preferred Stock Warrant

        Freestanding warrants and other similar instruments related to shares that are redeemable are accounted for in accordance with ASC 480, "Distinguishing Liabilities and Equity." Under ASC 480, freestanding warrants that relate to the Company's redeemable convertible preferred stock are classified as a liability on the balance sheet. The warrant to purchase Series G-1 redeemable convertible preferred stock was subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other income or expense. Fair value was measured using the Black-Scholes option pricing model. The Company continued to adjust the liability for changes in fair value until the closing of its initial public offering, at which time the redeemable convertible preferred stock warrants were exercised and converted into common stock and, accordingly, the liability was reclassified to equity.

Foreign Currency Translation

        The functional currency of the Company's subsidiaries in England, China, Hong Kong and India are the pound sterling, the Chinese Yuan, the Hong Kong Dollar and the Indian Rupee, respectively. The subsidiary's assets and liabilities have been translated to U.S. dollars using the exchange rates in effect at the balance sheet dates. Statements of operations amounts have been translated using the

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

average exchange rate for each year. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in earnings and have not been material for the years ended December 31, 2011, 2012 or 2013.

Stock-Based Compensation

        The Company recognizes compensation expense for all stock-based awards issued to employees and directors based on estimated grant date fair values. The Company selected the Black-Scholes option-pricing model to determine the estimated fair value at the date of grant for stock options. The Company elected to amortize compensation expense using the straight-line attribution method, under which stock-based compensation expense is recognized on a straight-line basis over the period the employee performs the related services, generally the vesting period of four years, net of estimated forfeitures. The Company has estimated forfeiture rates based on its historical experience and will update the rates, as necessary, in subsequent periods if actual forfeitures differ from initial estimates.

        The Black-Scholes option-pricing model requires management assumptions regarding various factors that require extensive use of accounting judgment and financial estimates. The Company estimates the expected term for options using the simplified method, which utilizes the weighted average expected life of each tranche of the stock option, determined based on the sum of each tranche's vesting period plus one-half of the period from the vesting date of each tranche to the stock option's expiration, because the Company's options are considered "plain vanilla." The Company computed the expected volatility using multiple peer companies for a period approximating the expected term. The risk-free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the expected life of the award.

        The Company accounts for stock-based instruments and awards issued to non-employees at fair value using the Black-Scholes option-pricing model. Management believes that the fair value of the stock-based awards is more reliably measured than the fair value of the services received. The fair value of each non-employee award is re-measured each period until a commitment date is reached, which is generally the vesting date.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the fiscal year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

1. Description of Business and Summary of Significant Accounting Policies (Continued)

        The Company recognizes uncertain income tax positions taken on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

        The Company's policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of its income tax provision. During the years ended December 31, 2011, 2012 and 2013, we did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

Presentation of Certain Taxes

        The Company collects various taxes from dealers and distributors and remits these amounts to the applicable taxing authorities. The Company's accounting policy is to exclude these taxes from revenue and cost of revenue.

Research and Development

        Research and development expenses consist primarily of personnel costs, including incentive compensation, depreciation associated with research and development equipment, contract labor and consulting services, facilities-related costs, and travel-related costs. Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

        In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amended guidance requires an entity to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period. The guidance is effective prospectively for the reporting periods beginning after December 15, 2012. This new guidance was effective for the Company beginning January 1, 2013. The adoption of this guidance did not have an impact on the Company's results of operations, financial position, or cash flows as it relates only to financial statement presentation.

2. Balance Sheet Components

        Inventories consisted of the following (in thousands):

	December 31, 2012	December 31, 2013
Finished goods	$12,306	$14,061
Component parts	209	1,251

	$12,515	$15,312

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

2. Balance Sheet Components (Continued)

        Property and equipment, net consisted of the following (in thousands):

	December 31, 2012	December 31, 2013
Computer equipment and software	$3,518	$4,152
Manufacturing tooling and test equipment	2,731	2,652
Furniture and fixtures	1,801	2,046
Lab and warehouse equipment	1,974	2,374
Marketing equipment	419	604
Leasehold improvements	803	1,450

	11,246	13,278
Less: accumulated depreciation	(8,580)	(9,335)

	$2,666	$3,943

        Intangible assets, net consisted of the following (in thousands):

	December 31, 2012	December 31, 2013
Acquired technology	$1,357	$1,678
Less: accumulated amortization	(431)	(750)

	$926	$928

        Other assets consisted of the following (in thousands):

	December 31, 2012	December 31, 2013
Prepaid licensing	$700	$716
Deposits	187	404

	$887	$1,120

        Accrued liabilities consisted of the following (in thousands):

	December 31, 2012	December 31, 2013
Current portion of settlement obligations (see Note 6)	$2,229	$907
Sales returns and warranty accruals	2,045	2,137
Compensation accruals	1,495	3,233
Other accrued liabilities	802	544

	$6,571	$6,821

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

3. Fair Value Measurements

        The Company's financial instruments that are measured at fair value on a recurring basis consist of money market funds and redeemable preferred stock warrants. The following three levels of inputs are used to measure the fair value of financial instruments:

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

        The fair market value of the Company's common stock was used to value the warrant liability. The fair value of the warrants was calculated using the income approach and is based on the following assumptions:

December 31, 2012
Dividend yield	0%
Expected volatility	54%
Risk-free interest rate	0.16%
Remaining contractual term (in years)	1.5

        The fair values of these financial assets and the redeemable preferred stock warrants were as follows (in thousands):

	Fair value measurements at December 31, 2012 using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$15,554	$—	$—	$15,554
Other liabilities:
Redeemable preferred stock warrants	—	—	601	601

	Fair value measurements at December 31, 2013 using
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$79,013	$—	$—	$79,013
Other liabilities:
Redeemable preferred stock warrants	—	—	—	—

        During the years ended December 31, 2012 and 2013, the change in fair value for the redeemable preferred stock warrant liability of $0.3 million and $0.7 million were recorded to other expense. Upon

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

the closing of the Company's initial public offering, the warrants to purchase shares of the Company's redeemable convertible preferred stock were net exercised. The then-current aggregate fair value of the warrant liability of $1.3 million was reclassified from long-term liabilities to additional paid-in capital, a component of stockholders' equity, and the Company ceased to record any further periodic fair value adjustments relating to the warrant liability.

4. Acquisition

        On June 21, 2013, the Company acquired the assets of a technology company, which constitute a business. The fair value of the consideration to purchase the business was approximately $259,000, which consisted of cash payments and options to purchase shares of common stock with an exercise price of $11.28. The estimated fair value of separately identifiable intangible assets will be amortized over an estimated useful life of two to three years. As a result, future amortization expense related to the acquisition will be $96,000, $88,000, and $40,000 for the years ending December 31, 2014, 2015, and 2016, respectively.

5. Intangible Assets

        In 2011, the Company entered into a purchase agreement to acquire software technology to be used in certain software applications. The total purchase price was determined based on a revenue-sharing formula for software licenses sold with the acquired technology between December 2011 and November 2012. The purchase agreement included a minimum purchase price of $0.7 million and a maximum purchase price of $2.0 million. In 2011, the Company recorded a finite-lived intangible asset and corresponding obligation for the minimum purchase price of $0.7 million, based on estimated future license sales under the agreement. Based on sales during that period, the final purchase price was $0.7 million. The asset is being amortized and expensed to cost of revenue on a straight-line basis over the estimated life of the associated technology, which was determined to be five years.

        In 2010, the Company completed the acquisition of software technology to be used in certain software applications for a total purchase price that consisted of a cash payment of approximately $0.3 million and the issuance of a warrant to purchase 71,153 shares of the Company's common stock at a fair value of $0.3 million. The total purchase price of approximately $0.6 million was recorded as a finite-lived intangible asset and is being amortized and expensed to cost of revenue on a straight-line basis over the estimated life of the associated technology which was determined to be five years.

        Amortization of finite-lived intangible assets as of December 31, 2013 is as follows for the next three years:

2014	$392
2015	363
2016	173

$928

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

6. Long-Term Obligations

Loan and Security Agreement

        In June 2013, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the "SVB Agreement"), which consists of a revolving credit facility of $13.0 million (subject to certain borrowing base restrictions) and term borrowings to fund purchases of property and equipment. All borrowings under the SVB Agreement are collateralized by the general assets of the Company. The credit facility has a variable rate of interest of prime (as published in the Wall Street Journal) or LIBOR plus 2.50%, as selected by the Company. The rate was 3.25% at December 31, 2013. In addition, the Company pays an annual commitment fee of $20,000 and a quarterly unused line fee of 0.375% based on the difference between the borrowing commitment of $13.0 million and the then-current balance. The SVB Agreement provided for an additional $2.75 million in term borrowings to fund purchase of property and equipment through May 2014, of which $2.0 million was available at December 31, 2013. Term borrowings are payable in 36 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at December 31, 2013.

        Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to the Company's accounts receivable and inventory levels. As of December 31, 2013, the total borrowing capacity was approximately $13.0 million, and no borrowings were outstanding. The revolving credit facility has a maturity date of May 29, 2015.

        The SVB Agreement contains various restrictive and financial covenants and the Company was in compliance with each of these covenants as of December 31, 2013.

        Future principal payments on outstanding term borrowings as of December 31, 2013 are as follows (in thousands):

2014	$1,138
2015	915
2016	727
2017	186

$2,966

Settlement Obligation

        The Company has entered into various settlement agreements relating to alleged patent infringements, which included future payments under non-interest bearing, unsecured notes payable. The carrying values of the notes payable have been discounted using an implied interest rate of 3.75% and are included in accrued and other long-term liabilities in the accompanying consolidated balance sheets.

        Upon closing of the Company's initial public offering, the balance due on one of the settlement obligations was accelerated and became immediately due and payable. As a result, the Company made a final payment on this obligation of $2.1 million on August 12, 2013. The difference between the carrying value of the note and the payment was recorded as a $0.2 million charge to interest expense.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

6. Long-Term Obligations (Continued)

        Future annual payments on the settlement obligations as of December 31, 2013 are shown in the table below (in thousands):

2014	$940
2015	20
2016	20

980
Less amount representing interest	(33)

Present value of settlement obligations	947
Less current portion of settlement obligations	(907)

Long-term portion of settlement obligations	$40

7. Income Taxes

        The domestic and foreign components of net income (loss) before income tax expense consists of the following for the periods shown below (in thousands):

	Years Ended December 31,
	2011	2012	2013
Income (loss) before income taxes:
Domestic	$(4,697)	$(4,055)	$3,633
Foreign	812	473	118

Total income (loss) before income taxes	$(3,885)	$(3,582)	$3,751

        The provision for income taxes consisted of the following components (in thousands):

	Years Ended December 31,
	2011	2012	2013
Current:
Domestic
Federal	$—	$15	$64
State	—	57	53
Foreign	—	69	147

Total current tax expense	—	141	264

Deferred:
Domestic
Federal	(1,773)	(710)	1,572
State	(280)	(65)	44
Foreign	251	88	(16)
Valuation allowance	1,802	687	(1,616)

Total deferred tax benefit	—	—	(16)

Total income tax expense	$—	$141	$248

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Years Ended December 31,
	2011	2012	2013
Federal income tax rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(4.1)	1.1	1.1
Stock-based compensation	9.1	15.0	22.7
Stock warrant	—	—	6.4
Research and development credits	(16.0)	—	(18.3)
Change in valuation allowance	46.4	17.3	(42.0)
Other, net	(1.4)	4.5	2.7

Effective income tax rate	0.0%	3.9%	6.6%

        Deferred tax assets and (liabilities) are comprised of the following (in thousands):

	December 31,
	2012	2013
Deferred Tax Assets:
Reserves and accruals	$3,396	$2,146
Inventories	606	1,059
Net operating loss carryforwards	30,165	27,865
Property, plant and equipment	1,054	1,327
Stock-based compensation	783	1,233
Research and development credit carryforwards	3,254	4,091
Other	204	163

Total deferred tax assets	39,462	37,884
Valuation allowance	(39,462)	(37,842)

Total deferred tax assets	$—	$42
Deferred Tax Liabilities:
Undistributed earnings of foreign subsidiaries	—	$(15)
Property and equipment	—	(11)

Total deferred tax liabilities	$—	$(26)

Net deferred tax asset	$—	$16

        During the year ended December 31, 2012, the Company reversed the valuation allowance for deferred tax assets related to its subsidiary operating in the UK totaling $92,000. This subsidiary had a history of generating income and used its remaining net operating loss carryforwards in the year ended December 31, 2012.

        At December 31, 2012 and 2013, the Company had a full valuation allowance against the deferred tax assets of its domestic operations as it believes it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

when, if ever, the assessment may conclude that the remaining portion of the deferred tax assets are realizable. The net valuation allowance increased by approximately $0.7 million and decreased by approximately $1.6 million during the years ended December 31, 2012 and 2013, respectively.

        Net operating loss and tax credit carryforwards as of December 31, 2013 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$77,435	2023 - 2031
Net operating losses, state	75,640	2018 - 2031
Tax credit carryforwards, federal	3,158	2023 - 2033
Tax credit carryforwards, state	1,413	2018 - 2028
Net operating losses, foreign	21	None

        Approximately $2.7 million of the net operating losses reported above represents unrecorded tax benefits for stock-based compensation, which will be recorded in additional paid in capital when realized. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the "IRC"), and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred or will occur. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

        The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	Years Ended December 31,
	2011	2012	2013
Balance at the beginning of the period	$1,862	$2,318	$2,318
Current year additions	456	—	625

Balance at the end of the period	$2,318	$2,318	$2,943

        The Company does not believe there will be any material changes in its unrecognized tax benefits over the next 12 months. As of December 31, 2013, the amount of unrecognized tax benefits that would, if recognized, impact the Company's effective income tax rate is approximately $2.9 million.

        The Company files income tax returns in the United States, including various state and local jurisdictions. The Company's subsidiaries file income tax returns in the United Kingdom, Hong Kong, China and India. The Company is subject to examination in the United States, the United Kingdom, Hong Kong, China, and India as well as various state jurisdictions. As of December 31, 2013, the Company was not under examination by any tax authorities. Tax years beginning in 2008 are subject to examination by taxing United States tax authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Tax years beginning in 2009 are subject to examination by the taxing authorities in the United Kingdom.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

7. Income Taxes (Continued)

        At December 31, 2013, the Company had undistributed foreign earnings of $0.8 million, which the Company intends to permanently reinvest in the foreign subsidiary. Unrecognized deferred tax liabilities of $0.3 million from temporary differences related to the investment in this foreign subsidiary would have been taxable if the Company repatriated the foreign earnings. The Company anticipates that future overseas earnings will also be reinvested indefinitely. In accordance with the indefinite reversal criteria, the foreign currency gains recorded in other comprehensive income related to foreign currency translation have not been tax effected.

8. Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

Redeemable Convertible Preferred Stock

        Upon closing of the Company's initial public offering, the 15,293,960 shares of issued and outstanding redeemable convertible preferred stock were converted into common stock. Each share of redeemable convertible preferred stock, shown as issued and outstanding in the table below, was converted into one share of common stock. The carrying value of the redeemable preferred stock at August 7, 2013 of $116.3 million was reclassified to common stock and additional paid-in capital.

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

        Prior to their conversion, the Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series G-1 and Series H redeemable convertible preferred stockholders were entitled to receive, when, as and if declared by the Company's Board of Directors, dividends at a rate of $0.21, $0.34, $0.44, $0.85, $0.91, $1.39, $0.74, $0.74, and $0.79 per share per year, respectively. To the extent that additional dividends were declared by the Board of Directors, those amounts would have been distributed equally among the Preferred Stockholders and common stockholders. As of December 31, 2013, no dividends had been declared by the Board of Directors.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

8. Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Continued)

Warrants to Purchase Stock and Preferred Stock Warrant Liability

        Warrants to purchase common and preferred stock are summarized in the following table:

	Number of Shares Subject to Warrant
	December 31, 2012	December 31, 2013	Exercise Price
Warrants to purchase shares of common stock	71,153	—	$7.49
Warrants to purchase shares of common stock	470,082	—	9.93
Warrants to purchase Series C redeemable convertible preferred stock(1)	7,325	—	5.50
Warrants to purchase Series E redeemable convertible preferred stock(1)	4,390	—	11.39
Warrants to purchase shares of common stock(1)	—	7,325	5.50
Warrants to purchase shares of common stock(1)	—	4,390	11.39
Warrants to purchase Series G-1 redeemable convertible preferred stock	182,666	—	9.26

	735,616	11,715

(1)
Warrants to purchase Series C and Series E redeemable convertible preferred stock were converted into warrants to purchase shares of common stock upon the closing of the Company's initial public offering.

        Upon the closing of the Company's initial public offering, warrants to purchase 723,901 shares of the Company's common and preferred stock were net exercised, and the Company issued 293,232 shares of common stock to the holders of the warrants.

        In 2009, the Series G-1 investors received warrants to purchase 182,666 shares of Series G-1 redeemable convertible preferred stock at a price of $9.26 per share. The warrants became immediately exercisable upon the closing of the Series G-1 financing and the fair value of $0.4 million was recorded as a liability with the offsetting charge to expense. Because the holders of the preferred stock were able to elect to redeem the shares for cash, the Company's outstanding preferred stock warrants were classified as liabilities and were revalued at the end of each reporting period using the Black-Scholes option-pricing valuation model. Changes in fair value were reflected in the Company's statements of operations as other income or expense. Upon the effective date of the Company's initial public offering, the Company adjusted the liability based upon the offering price of $16.00 per share. During the years ended December 31, 2012 and 2013, the change in fair value for the redeemable preferred stock warrant liability of $0.3 million and $0.7 million were recorded to other expense.

        As discussed above, upon the closing of the Company's initial public offering, the warrants to purchase shares of the Company's redeemable convertible preferred stock were net exercised. Of the 293,232 shares issued, the Company issued 76,964 shares of common stock to the warrant holder of Series G-1 redeemable convertible preferred stock. The then-current aggregate fair value of the warrant liability of $1.3 million was reclassified from long-term liabilities to additional paid-in capital, a component of stockholders' equity, and the Company ceased to record any further periodic fair value adjustments relating to the warrant liability.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

8. Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Continued)

Stock Options

        In 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the "2003 Plan"), which provided for the granting of nonqualified and incentive stock options, stock appreciation rights, stock awards and restricted stock. Under the 2003 Plan, the Company was able to grant nonqualified and incentive stock options to directors, employees and non-employees providing services to the Company. On June 11, 2013, the Company's Board of Directors adopted the 2013 Stock Option and Incentive Plan (the "2013 Plan"), which was subsequently approved by the Company's stockholders. The 2013 Plan became effective as of the closing of the Company's initial public offering. To the extent that any awards outstanding under the 2003 Plan are forfeited or lapse unexercised subsequent to August 1, 2013, the shares of common stock subject to such awards will become available for issuance under the 2013 Plan. The 2013 Plan provides for annual increases in the number of reserved shares of up to 5% of the outstanding number of shares of the Company's Common Stock.

        A summary of stock option activity for the years ended December 31, 2011, 2012 and 2013 is presented below:

	Shares Subject to Options Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2010	3,373,112	2.02	3.51	6.9
Granted	1,988,044	3.94	6.19
Exercised	(577,437)	1.20	2.08
Expired	(186,736)	2.39	4.33
Forfeited	(244,279)	3.22	5.30

Balance at December 31, 2011	4,352,704	2.93	4.79	7.6
Granted	715,205	5.31	9.45
Exercised	(245,349)	1.92	3.20
Expired	(14,148)	2.97	4.91
Forfeited	(159,174)	3.63	5.71

Balance at December 31, 2012	4,649,238	3.33	5.56	7.2
Granted	480,698	10.08	13.20
Exercised	(107,042)	2.36	4.17
Expired	(27,772)	3.43	5.79
Forfeited	(89,908)	4.44	7.14

Balance at December 31, 2013	4,905,214	$3.95	$6.31	6.4

Exercisable options at December 31, 2012	2,640,278	$2.50	$4.26	5.8
Vested during the year ended December 31, 2012	824,083	3.69	5.93
Vested and expected to vest at December 31, 2012	4,280,084	3.22	5.41
Non-vested options at December 31, 2012	2,009,505	4.37	7.28
Exercisable options at December 31, 2013	3,285,695	2.91	4.88	5.5
Vested during the year ended December 31, 2013	845,965	4.08	6.97
Vested and expected to vest at December 31, 2013	4,544,942	3.82	6.15
Non-vested options at December 31, 2013	1,619,517	6.11	9.22

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

8. Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Continued)

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Exercise Price	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)
$0.26 - 1.30	$0.57	187,284	1.0	187,284	1.0
1.35 - 2.60	2.18	473,347	2.5	473,347	2.5
2.65 - 3.90	3.23	325,523	3.6	325,523	3.6
3.95 - 5.20	4.87	941,827	5.2	937,785	5.2
5.25 - 6.50	6.19	1,686,513	7.7	1,033,886	7.7
6.55 - 7.80	7.49	118,947	6.5	100,620	6.5
7.85 - 9.10	8.84	238,451	8.5	94,534	8.5
9.15 - 22.77	11.54	933,322	8.7	132,716	8.9

		4,905,214		3,285,695

        The following table summarizes the aggregate intrinsic-value of options exercised, outstanding and exercisable (in thousands):

	For the Years Ended and as of December 31,
	2011	2012	2013
Options Exercised	$2,400	$1,310	$1,315
Options Outstanding	9,110	23,480	56,197
Options Exercisable	7,100	16,800	42,116

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2011	2012	2013
Expected volatility	71 - 73%	59 - 63%	56 - 59%
Expected dividends	0%	0%	0%
Expected terms (in years)	5.0 - 6.1	5.0 - 6.1	3.3 - 7.2
Risk-free rate	1.1 - 2.5%	0.7 - 1.0%	0.8 - 1.7%
Forfeiture rate	11.6%	7.9%	7.2%

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

8. Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (Continued)

        Total stock-based compensation expense has been classified as follows in the accompanying statements of operations (in thousands):

	Years Ended December 31,
	2011	2012	2013
Cost of revenue	$49	$78	$63
Research and development	492	704	1,414
Sales and marketing	523	580	743
General and administrative	949	1,507	1,540

Total stock-based compensation expense	$2,013	$2,869	$3,760

        At December 31, 2013, there was $7.2 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 2.9 years.

9. Related Party Transactions

        The Company has entered into sales agreements with certain of its investors. The following table sets forth revenue from product sales to companies affiliated with these investors (in thousands):

	Years Ended December 31,
	2011	2012	2013
Company 1	$995	$2,142	$2,889
Company 2	2,134	1,290	950
Company 3	478	791	426
Company 4	—	1,807	129

	$3,607	$6,030	$4,394

        As of December 31, 2012 and 2013, the Company had accounts receivable from these companies totaling $1.5 million and $0.6 million, respectively. Purchase and payment terms with these related parties are consistent with other non-affiliated companies.

10. Commitments and Contingencies

Operating Leases

        The Company leases office and warehouse space under operating leases that expire between 2014 and 2018. The terms of the leases include periods of free rent, options for the Company to extend the leases (three to five years) and increasing rental rates over time. The Company recognizes rental expense under these operating leases on a straight-line basis over the lives of the leases and has accrued for rental expense recorded but not paid.

        Rental expense was approximately $1.0 million, $1.1 million and $1.4 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

        Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of December 31, 2013 (in thousands):

2014	$1,613
2015	1,620
2016	1,504
2017	1,283
2018	697
Thereafter	—

$6,717

Purchase Commitments

        The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through May 2014 totaling approximately $22.6 million at December 31, 2013.

Indemnification

        The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company's request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2013.

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

        In management's opinion, the Company is not currently involved in any legal proceedings that, individually or in the aggregate, could have a material effect on the Company's financial condition, operations, or cash flows.