Form 10-Q
period 2014-03-31
CONTROL4 CORP
filed 2014-05-02
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On April 25, 2014, 23,701,332 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	March 31,
	2013	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,546	$26,885
Short-term investments	—	36,592
Accounts receivable, net	15,064	15,623
Inventories	15,312	17,120
Prepaid expenses and other current assets	1,773	2,022
Total current assets	116,695	98,242
Property and equipment, net	3,943	3,727
Long-term investments	—	22,107
Intangible assets, net	928	830
Other assets	1,120	1,143
Total assets	$122,686	$126,049
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,314	$14,395
Accrued liabilities	6,821	5,420
Deferred revenue	644	766
Current portion of notes payable	1,138	1,091
Total current liabilities	21,917	21,672
Notes payable	1,828	1,578
Other long-term liabilities	467	450
Total liabilities	24,212	23,700
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 22,785,104 and 23,579,068 shares issued and outstanding at December 31, 2013 and March 31, 2014 (unaudited), respectively	2	2
Additional paid-in capital	200,545	204,991
Accumulated deficit	(102,084)	(102,623)
Accumulated other comprehensive income (loss)	11	(21)
Total stockholders’ equity	98,474	102,349
Total liabilities and stockholders’ equity	$122,686	$126,049

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2014
	(unaudited)

Revenue	$26,571	$31,855
Cost of revenue	13,550	15,619
Gross margin	13,021	16,236
Operating expenses:
Research and development	6,066	6,775
Sales and marketing	5,605	6,301
General and administrative	2,828	3,688
Total operating expenses	14,499	16,764
Loss from operations	(1,478)	(528)
Other income (expense):
Interest, net	(75)	(19)
Other income, net	26	8
Total other expense	(49)	(11)
Loss before income taxes	(1,527)	(539)
Income tax benefit	56	—
Net loss	$(1,471)	$(539)
Net loss per common share:
Basic	$(0.59)	$(0.02)
Diluted	$(0.59)	$(0.02)
Weighted-average number of shares:
Basic	2,502	23,117
Diluted	2,502	23,117

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2013	2014
	(unaudited)
Net loss	$(1,471)	$(539)
Other comprehensive loss:
Foreign currency translation adjustment	(5)	1
Net unrealized losses on available-for-sale investments	—	(33)
Total other comprehensive loss	(5)	(32)
Comprehensive loss	$(1,476)	$(571)

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2014
	(unaudited)

Operating activities
Net loss	$(1,471)	$(539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	512	608
Amortization of intangible assets	68	98
Provision for doubtful accounts	70	59
Stock-based compensation	838	1,247
Warrant liability income	(25)	—
Changes in assets and liabilities:
Accounts receivable	(332)	(603)
Inventories	(94)	(1,783)
Prepaid expenses and other current assets	(338)	(246)
Other assets	(1,595)	(23)
Accounts payable	(1,319)	1,038
Accrued liabilities	77	(1,408)
Deferred revenue	493	122
Other long-term liabilities	179	(17)
Net cash used in operating activities	(2,937)	(1,447)
Investing activities
Purchases of available-for-sale investments	—	(59,775)
Proceeds from sales of available-for-sale investments	—	1,043
Purchases of property and equipment	(1,431)	(389)
Net cash used in investing activities	(1,431)	(59,121)
Financing activities
Proceeds from exercise of options for common stock	37	3,199
Proceeds from notes payable	435	—
Repayment of notes payable	(200)	(297)
Net cash provided by financing activities	272	2,902
Effect of exchange rate changes on cash and cash equivalents	(26)	5
Net decrease in cash and cash equivalents	(4,122)	(57,661)
Cash and cash equivalents at beginning of period	18,695	84,546
Cash and cash equivalents at end of period	$14,573	$26,885
Supplemental disclosure of cash flow information
Cash paid for interest	$63	$39
Cash paid for taxes	50	93

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive loss, and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other future interim or annual period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2014. The December 31, 2013 consolidated balance sheet included herein was derived from the audited financial statements as of that date.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the unaudited condensed consolidated financial statements.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Chief Executive Officer, in making decisions regarding resource allocation and accessing performance. To date, the Company has viewed its operations and manages its business as one operating segment.

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from dealers and distributors primarily located in the United States and Canada. The Company’s sales to dealers and distributors located outside the United States are generally denominated in United States dollars, except for sales to dealers and distributors located in the United Kingdom, which are denominated in pounds sterling. There were no individual account balances greater than 10% of total accounts receivable at December 31, 2013 and March 31, 2014.

No dealer or distributor accounted for more than 10% of total revenue for the three months ended March 31, 2013 and 2014.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. With the exception of Canada, no single foreign country accounted for more than 10% of total revenue for the three months ended March 31, 2013 and 2014. The following table sets forth revenue from the U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Three Months Ended March 31,
	2013	2014
Revenue-United States	$17,702	$21,547
Revenue-Canada	3,345	3,239
Revenue-all other international sources	5,524	7,069
Total revenue	$26,571	$31,855

International revenue (excluding Canada) as a percent of total revenue	21%	22%

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

Product Warranty

The Company provides its customers a limited product warranty of two years, which requires the Company to repair or replace (at its option) defective products during the warranty period at no cost to the customer. The Company estimates the costs that may be incurred to replace or repair defective products and records a reserve at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed systems, the Company’s historical experience and management’s judgment regarding anticipated rates of product warranty returns, net of refurbished products. The Company assesses the adequacy of its recorded warranty liability each period and makes adjustments to the liability as necessary. Warranty costs accrued includes amounts accrued for products at the time of shipment, adjustments for changes in estimated costs for warranties on products shipped in the period, and changes in estimated costs for warranties on products shipped in prior periods. It is not practicable for the Company to determine the amounts applicable to each of these components.

The following table presents the changes in the product warranty liability (in thousands):

Warranty Liability
Balance at December 31, 2013	$1,213
Warranty costs accrued	204
Warranty claims	(268)
Balance at March 31, 2014	$1,149

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net income per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options and the assumed conversion of outstanding convertible preferred stock and warrants using the if-converted method. In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, as any additional common shares would be anti-dilutive.

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended
	March 31,
	2013	2014
Numerator:
Net loss	$(1,471)	$(539)
Denominator:
Weighted average common stock outstanding for basic net loss per common share	2,502	23,117
Effect of dilutive securities—stock options, convertible preferred stock, and warrants to purchase common stock and preferred stock	—	—
Weighted average common shares and dilutive securities outstanding	2,502	23,117

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended
	March 31,
	2013	2014
Convertible preferred stock	15,294	—
Options to purchase common stock	4,629	4,853
Warrants to purchase common stock	541	—
Warrants to purchase preferred stock	194	—
Total	20,658	4,853

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, ‘‘Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists’’ The amended guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Therefore, this new guidance was effective for the Company beginning January 1, 2014. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows as it relates only to financial statement presentation.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2013	2014
Finished goods	$14,061	$16,043
Component parts	1,251	1,077
	$15,312	$17,120

Property and equipment, net consisted of the following (in thousands):

	December 31,	March 31,
	2013	2014
Computer equipment and software	$4,152	$4,354
Manufacturing tooling and test equipment	2,652	2,667
Furniture and fixtures	2,046	2,097
Lab and warehouse equipment	2,374	2,485
Marketing equipment	604	604
Leasehold improvements	1,450	1,436
	13,278	13,643
Less: accumulated depreciation	(9,335)	(9,916)
	$3,943	$3,727

Intangible assets, net consisted of the following (in thousands):

	December 31,	March 31,
	2013	2014
Acquired technology	$1,678	$1,678
Less: accumulated amortization	(750)	(848)
	$928	$830

Other assets consisted of the following (in thousands):

	December 31,	March 31,
	2013	2014
Prepaid licensing	$716	$695
Deposits	404	448
	$1,120	$1,143

Accrued liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2013	2014
Current portion of settlement obligations (see Note 4)	$907	$887
Sales returns and warranty accruals	2,137	2,152
Compensation accruals	3,233	1,831
Other accrued liabilities	544	550
	$6,821	$5,420

3. Fair Value Measurements

Assets Measured and Recorded at Fair Value on a Recurring Basis

The Company’s financial assets that are measured at fair value on a recurring basis consist of money market funds and available-for-sale investments. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs are used when little or no market data is available.

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three months ended March 31, 2014, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.  The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of December 31, 2013 and March 31, 2014 (in thousands):

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments

Cash	$5,533	$—	$—	$—	$5,533	$—	$—

Level 1:
Money market funds	79,013	—	—	—	79,013	—	—
Subtotal	79,013	—	—	—	79,013	—	—

Total	$84,546	$—	$—	$—	$84,546	$—	$—

	March 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments

Cash	$8,576	$—	$—	$8,576	$8,576	$—	$—

Level 1:
Money market funds	15,510	—	—	15,510	15,510	—	—
Subtotal	15,510	—	—	15,510	15,510	—	—

Level 2:
Asset-backed securities	4,466	—	(1)	4,465	—	—	4,465
Corporate bonds	37,085	3	(34)	37,054	—	19,412	17,642
Commercial paper	19,980	1	(2)	19,979	2,799	17,180	—
Subtotal	61,531	4	(37)	61,498	2,799	36,592	22,107

Total	$85,617	$4	$(37)	$85,584	$26,885	$36,592	$22,107

As of March 31, 2014, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments generally range from one to two years.  When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2014, the Company did not recognize any significant impairment charges.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short term nature of the accounts. The fair value of the notes payable approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company (see Note 4).  As a result, the balance of the notes payable are categorized within the Level 2 fair value hierarchy.

4. Long-Term Obligations

Loan and Security Agreement

In June 2013, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”), which consists of a revolving credit facility of $13.0 million (subject to certain borrowing base restrictions) and term borrowings to fund purchases of property and equipment. All borrowings under the SVB Agreement are collateralized by the general assets of the Company. The revolving credit facility has a variable rate of interest of prime (as published in the Wall Street Journal) or LIBOR plus 2.50%, as selected by the Company. The rate was 3.25% at March 31, 2014. In addition, the Company pays an annual commitment fee of $20,000 and a quarterly unused line of credit fee of 0.375% based on the difference between the borrowing commitment of $13.0 million and the then current balance. The SVB Agreement provided for an additional $2.75 million in term borrowings to fund purchase of property and equipment through May 2014, of which $2.0 million was available at March 31, 2014. Term borrowings are payable in 33 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at March 31, 2014.

Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to the Company’s accounts receivable and inventory levels. As of March 31, 2014, the total borrowing capacity was approximately $13.0 million, and no borrowings were outstanding. The revolving credit facility has a maturity date of May 29, 2015.

The SVB Agreement contains various restrictive and financial covenants and the Company was in compliance with each of these covenants as of March 31, 2014.

Settlement Obligation

The Company has entered into various settlement agreements relating to alleged patent infringements, which included future payments under non-interest bearing, unsecured notes payable. The carrying values of the notes payable have been discounted using an implied interest rate of 3.75% and are included in accrued and other long term liabilities in the accompanying consolidated balance sheets.

Future annual payments on the settlement obligations as of March 31, 2014 are shown in the table below (in thousands):

2014	$920
2015	20
2016	20
960
Less amount representing interest	(33)
Present value of settlement obligations	927
Less current portion of settlement obligations	(887)
Long-term portion of settlement obligations	$40

5. Income Taxes

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

Income tax benefit was $56,000 for the three months ended March 31, 2013, and income tax expense was $0 for the three months ended March 31, 2014, or approximately 4% and 0% of loss before income taxes, respectively.  The effective tax rate for the three months ended March 31, 2014 differs from the U.S. federal statutory rate of 34% primarily due to state income taxes, foreign income taxes, U.S. federal alternative minimum tax, incentive stock options, and the domestic valuation allowance offsetting most of the statutory rate.

At March 31, 2013 and 2014, the Company had a full valuation allowance against the deferred tax assets of its domestic operations as it believes it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, the assessment may conclude that the remaining portion of the deferred tax assets are realizable.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Hong Kong, China and India. The Company is subject to examination in the United States, the United Kingdom, Hong Kong, China, and India as well as various state jurisdictions. As of March 31, 2014, the Company was not under examination by any tax authorities. Tax years beginning in 2010 are subject to examination by tax authorities in the United States, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Tax years beginning in 2011 are subject to examination by the taxing authorities in Hong Kong. Tax years beginning in 2012 are subject to examination by the taxing authorities in the United Kingdom, China, and India.

6. Equity Compensation

Stock Options

In 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Plan”), which provided for the granting of nonqualified and incentive stock options, stock appreciation rights, stock awards and restricted stock. Under the 2003 Plan, the Company was able to grant nonqualified and incentive stock options to directors, employees and non-employees providing services to the Company. On June 11, 2013, the Company’s Board of Directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was subsequently approved by the Company’s stockholders. The 2013 Plan became effective as of the closing of the Company’s initial public offering. To the extent that any awards outstanding under the 2003 Plan are forfeited or lapse unexercised subsequent to August 1, 2013, the shares of common stock subject to such awards will become available for issuance under the 2013 Plan. The 2013 Plan provides for annual increases in the number of reserved shares of up to 5% of the outstanding number of shares of the Company’s Common Stock as of the preceding December 31. On January 1, 2014, the number of reserved shares was increased by 1,139,255 shares in accordance with the provisions of the 2013 Plan.

A summary of stock option activity for the three months ended March 31, 2014 is presented below:

	Shares Subject to Options Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	4,905,214		$6.31
Granted	787,244	$11.82	20.86
Exercised	(786,201)		4.06
Forfeited	(11,783)		14.39
Balance at March 31, 2014	4,894,474		8.96

Exercisable options at March 31, 2014	2,668,667		5.27	5.0
Vested and expected to vest at March 31, 2014	4,672,052		8.65	6.6

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Exercise Price	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)
$0.26 - 1.30	$0.64	63,440	1.0	63,440	1.0
1.35 - 2.60	2.22	299,241	1.8	299,241	1.8
2.65 - 3.90	3.17	252,213	2.6	252,213	2.6
3.95 - 5.20	4.87	765,480	3.9	765,480	3.9
5.25 - 6.50	6.18	1,510,915	7.1	960,056	6.9
6.55 - 7.80	7.49	108,979	6.3	96,014	6.3
7.85 - 9.10	8.84	230,734	8.2	101,721	8.2
9.15 – 22.92	15.89	1,663,472	9.1	130,502	8.7
		4,894,474		2,668,667

For the stock option awards vested during the three months ended March 31, 2014, the total fair value was $0.9 million.  The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

For the three months ended and as of March 31, 2014
Options Exercised	$14,032
Options Exercisable	42,533
Options Vested and Expected to Vest	58,783

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2013	2014
Expected volatility	—%	56 – 60%
Expected dividends	—%	0%
Expected terms (in years)	—	3.8 – 6.1
Risk-free rate	—%	1.1 – 2.0%

Total stock-based compensation expense has been classified as follows in the accompanying statements of operations (in thousands):

	Three Months Ended March 31,
	2013	2014
Cost of revenue	$16	$20
Research and development	236	478
Sales and marketing	184	222
General and administrative	402	527
Total stock-based compensation expense	$838	$1,247

At March 31, 2014, there was $17.4 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 3.3 years.

7. Related Party Transactions

The Company has entered into sales agreements with certain of its investors. The following table sets forth revenue from product sales to companies affiliated with these investors (in thousands):

	Three Months Ended
	March 31,
	2013	2014
Company 1	$558	$707
Company 2	126	161
Company 3	285	—
Company 4	119	—
	$1,088	$868

As of December 31, 2013 and March 31, 2014, the Company had accounts receivable from these companies each totaling $0.6 million.  Purchase and payment terms with these related parties are consistent with other non-affiliated companies.

8. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space under operating leases that expire between 2014 and 2018. The terms of the leases include periods of free rent, options for the Company to extend the leases (three to five years) and increasing rental rates over time. The Company recognizes rental expense under these operating leases on a straight line basis over the lives of the leases and has accrued for rental expense recorded but not paid.

Rental expense was approximately $0.3 million for each of the three months ended March 31, 2013 and 2014.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of March 31, 2014 (in thousands):

2014	$1,234
2015	1,665
2016	1,553
2017	1,332
2018	722
Thereafter	—
$6,506

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through September 2014 totaling approximately $20.3 million at March 31, 2014.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2014.

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

In management’s opinion, the Company is not currently involved in any legal proceedings other than specifically identified below, that individually or in the aggregate, could have a material effect on the Company’s financial condition, operations, or cash flows.  Currently, a range of loss associated with any individual material legal proceeding cannot be reasonably estimated.

On April 23, 2014, Olivistar, LLC (“Olivistar”), a limited liability company organized under the laws of Texas, filed a Complaint against the Company in the Eastern District of Texas.  During April 2014, Olivistar filed similar complaints against many other companies.  Olivistar’s Complaint asserts that the Company’s light switches and MyHome App infringe two United States patents that Olivistar owns by assignment: U.S. Patent No. 6,839,731, or the ‘731 patent, and U.S. Patent No. 8,239,481, or the ‘481 patent.  The Complaint seeks injunctive relief and monetary damages.  Based on the Company’s preliminary investigation of the patents at issue, the Company does not believe the products infringe any valid or enforceable claim of these patents; and, therefore, the Company will vigorously defend the lawsuit.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our Annual Report on Form 10-K for the year ended December

31, 2013 filed with the SEC on February 21, 2014, and our condensed consolidated financial statements and the notes thereto included elsewhere in this document.  Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our operations, financial condition and cash flows. MD&A is organized as follows:

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

•                  Results of Operations.  An analysis of our financial results comparing 2014 to 2013.

•                  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•                  Non-GAAP Financial Measures. A reconciliation of certain non-GAAP financial measures used by management to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans.

•                  Contractual Obligations and Off-Balance Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of March 31, 2014, including expected payment schedule.

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

We derive virtually all of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home. In 2013, we derived a smaller portion of our revenue from licensing our MyHome software, which allows consumers to access their home control system from within their home using their smartphone, tablet or laptop. In April 2013, we began bundling the MyHome software licenses with our controller appliances. As a result, we began selling MyHome software licenses only to legacy system owners. Sales of individual MyHome software licenses have declined since April 2013 and are insignificant in 2014. We also generate revenue from the sale of annual subscriptions to our 4Sight service, which allows consumers to remotely access and control their home control system, as well as receive alerts regarding activities in their home. 4Sight also allows dealers to perform remote diagnostic services. Although our subscription-based revenue is currently insignificant, we intend over time to develop additional subscription-based services and increase our subscription-based revenue.

Consumers purchase our products from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers design and install a solution to fit the specific needs of each consumer, whether it is a one-room home theatre solution or a whole-home automation solution that includes the integration of music, video, lighting, temperature, security and communications devices. Our products are installed in both new and existing residences. We refer to revenue from sales of our products through these dealers, retailers and distributors as core revenue. In addition, a portion of our revenue is attributable to small commercial installations and multi-dwelling units, including hotels. Core revenue does not include revenue from sales to hotels or multi-dwelling units or certification fees paid to us. Our revenue from sales to hotels, multi-dwelling units and other sources is generally project-based and has been significant in some periods and insignificant in other periods. During the year ended December 31, 2013, we sold our products directly to over 3,000 active direct dealers in the United States, Canada, the United Kingdom and 43 other countries, and partnered with 29 distributors to cover an additional 41 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, billing and service for dealers in each of those countries. We were founded in 2003 and began shipping our products and generating revenue in 2005. Our compounded annual growth rate for total revenue between 2006 and 2013 was 28%, as shown in the following table (dollars in millions):

	For the Year Ended December 31,
	2006	2007	2008	2009	2010	2011	2012	2013
Core revenue	$22.4	$35.9	$49.8	$56.2	$70.9	$88.3	$105.6	$126.4
Core revenue growth over prior year	211%	61%	39%	13%	26%	25%	20%	20%

Other revenue	$0.6	$4.2	$7.3	$11.5	$4.0	$5.1	$3.9	$2.1
Other revenue growth over prior year	515%	583%	75%	57%	-65%	28%	-24%	-46%

Total revenue	$23.0	$40.1	$57.1	$67.7	$74.9	$93.4	$109.5	$128.5
Total revenue growth over prior year	215%	75%	42%	19%	11%	25%	17%	17%

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

Factors and Trends Affecting Our Performance

A number of industry trends have facilitated our growth over the past several years, including the proliferation of connected devices and the ubiquity and growth of network-enabled homes. From 2006 through 2008, the majority of our sales were for use in new, single-family homes. During the slowdown in the new housing market beginning in 2008, our dealers redirected their focus to existing homes, and today, we estimate that the majority of our installations are in existing homes. We expect that future increases in either new home construction or existing home renovations will have a positive impact on our revenue. We recently announced an initiative with Toll Brothers, Inc., a leading home builder in the United States, for Toll Brothers to offer several pre-configured Control4 automation packages to prospective home buyers through on-site product demonstrations, videos, marketing collateral and other materials. Thus far in 2014, we have been working with Toll Brothers on operational logistics and implementation plans. We expect to begin shipping products to be installed in Toll Brothers developments in the second quarter of 2014. We plan to offer similar programs to other national and regional home builders in the United States.

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

•                  Increasing Our Brand Awareness.  Our historical marketing efforts have been focused on attracting and retaining qualified dealers and distributors. We recently expanded activities to deliver marketing tools for dealers in order to drive online awareness and sales leads in their markets;

•                  Optimizing Our North America Dealer Network.  We intend to continue to optimize the performance of and expand our network of dealers in North America to ensure that we have geographic coverage and technical expertise to address our existing markets and new markets into which we plan to expand. We have added, and expect to continue to add, field sales and service personnel to assist in the optimization of our North America channel;

•                  Expanding our International Dealer and Distributor Network.  We believe that our future growth will be significantly impacted by our ability to expand our dealer and distributor network outside of North America, adapt our products and services to foreign markets and increase our brand awareness internationally. In particular, we believe that we will have significant opportunities to expand our business in emerging markets such as China and India. We have added, and expect to continue to add, field sales and service personnel to assist in the optimization of our international channels; and

•                  Managing Competition.  The market for home automation is fragmented, highly competitive and continually evolving. A number of large technology companies such as Apple, Google, Microsoft and Samsung offer device control capabilities among some of their own products, applications and services could be engaged in ongoing development efforts to address the broader home automation market. For example, Google recently acquired Nest Labs, Inc. which manufactures thermostats and smoke detectors. Our ability to gain significant market share in the home automation market and interoperate with the new technologies developed by other large technology companies over the next several years will be key factors in our ability to continue to grow our business and meet or exceed our future expectations.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers

	Three Months Ended March 31,
	2013	2014
Authorized dealers at the beginning of the period	2,388	2,544
Additions	67	75
Terminations	(26)	(76)
Authorized dealers at end of the period	2,429	2,543
Number of active dealers	2,371	2,506
% of active dealers	98%	99%

International Direct Dealers

	Three Months Ended March 31,
	2013	2014
Authorized dealers at the beginning of the period	629	635
Additions	33	49
Terminations	(4)	(1)
Authorized dealers at the end of the period	658	683
Number of active dealers	514	612
% of active dealers	78%	90%

	Three Months Ended March 31,
	2013	2014
Number of controller appliances sold	17,758	16,224
Core revenue growth	19%	21%
International core revenue as a percentage of total revenue	20%	22%

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

Our active international direct dealer network is generally growing at a faster rate than our active North America dealer network, and we expect this trend to continue as we increase our presence in new and existing international markets. In addition, in some international markets, we plan to establish direct relationships with selected dealers that we previously served through distributors, which we expect will further increase our number of direct international dealers. The number of active international dealers increased 19% between March 31, 2013 and 2014, with 90% of those dealers placing an order during the trailing twelve-month period ending March 31, 2014. During that same period, the number of North American direct dealers increased 6%, with 99% of the dealers placing an order with us.

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

In the first quarter of 2014, we sold 16,224 controllers compared to 17,758 sold in the first quarter of 2013.  The reduction in total number of controllers sold is primarily due to the increase in controller pricing implemented in the second quarter of 2013.  In the first quarter of 2013, we announced a price increase on our HC-250 and HC-800 controllers to be effective on April 1, 2013.  That pricing announcement resulted in a significant number of controllers sold late in the first quarter of 2013, in advance of the price change.  Our total revenue for controller sales was higher in the first quarter of 2014 compared to the first quarter of 2013 as our average selling price per controller sold increased by 21%.

Core Revenue Growth

The majority of our revenue comes from sales of our products through our distribution channels comprised of dealers in the United States and Canada and dealers and distributors located throughout the rest of the world. We refer to revenue attributable to sales through dealers located in the United States and Canada as North America Core revenue, and revenue attributable to sales through dealers and distributors located throughout the rest of the world as International Core revenue. Core revenue does not include revenue from sales to hotels or multi-dwelling units or certification fees paid to us. Our revenue from sales to hotels, multi-dwelling units and other sources is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from these sources to continue to be attributable to large projects and will continue to be uneven from period to period. We, therefore, believe that our core revenue growth is a good measure of our market penetration and the growth of our business.

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

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International and a further breakdown between our Core revenue and other revenue:

	Three Months Ended March 31,
	2013	2014
	(in thousands)
North America Core Revenue	$20,470	$24,239
Other North America Revenue	576	547
Total North America Revenue	21,046	24,786
International Core Revenue	5,386	7,048
Other International Revenue	139	21
Total International Revenue	5,525	7,069
Total Revenue	$26,571	$31,855
North America Core Revenue as a % of Total Revenue	77%	76%
International Core Revenue as a % of Total Revenue	20%	22%

North America core revenue increased $3.8 million, or 18%, from 2013 to 2014 primarily as a result of a net increase in the number of active direct dealers selling our products and services and an increase in sales from existing direct dealers.

International core revenue increased $1.7 million, or 31%, from 2013 to 2014 primarily due to an increase in both the total number of dealers and distributors and the percentage of those dealers actively selling our products and services.

The growth in international core revenue was due primarily to increased sales in the United Kingdom and Latin America.  In addition, we continue to make investments internationally to improve our dealers’ abilities to sell and install our products, particularly in India and China where we opened technical support and training centers during 2013. We believe this will help us expand our presence in China and accelerate our transition from a distributor to direct to dealer channel model. We are also investing in new products and pricing programs to meet certain international market requirements.

Gross Margin

As a percentage of revenue, our gross margin has been and will continue to be affected by a variety of factors. Our gross margin is relatively consistent across our products. Our gross margin on third party products we sell through our online distribution platform is higher than our gross margin on our other product sales because we only recognize our net profit on these sales as revenue. Our gross margin is higher on software licensing and subscription revenue than it is on product sales. Our gross margin is also higher on our sales made directly through dealers than it is on our sales made through distributors. Gross margin may be negatively affected by price competition in our target markets and associated promotional or volume incentive rebates offered to our dealers and distributors.

Gross margin for the three-month periods ended March 31, 2013 and 2014 was as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2014
Gross margin	$13,021	$16,236
Percentage of revenue	49%	51%

As a percentage of revenue, our gross margin increased from 49% in 2013 to 51% in 2014. The increase was due to a variety of factors, including higher prices charged for our controller products and associated software, higher sales of third party products sold through our online distribution platform and lower component costs as a percent of revenue.

We expect the favorable impact on our gross margin percentage related to higher prices for our controller products and associated software will not continue in future periods as the price increase was effective on April 1, 2013.  However, future price changes or product introductions could have an impact on our gross margin percentage.

We expect the positive impact on our gross margin percentage resulting from increased sales of third party products sold through our online distribution platform to continue in future periods; however, the impact will be less significant as the growth rate of that revenue slows in future periods.

We expect product component cost reductions to continue to have a positive impact on our gross margin as a percentage of revenue as those reductions are the result of negotiated price decreases with our contract manufacturers that are long term in nature.

The impact of lower manufacturing overhead as a percentage of revenue on our gross margin percentage will vary depending on overhead spending in a given period. For the three months ended March 31, 2014, we received credits for duties paid in previous periods. We expect to receive duty draw back credits in future periods, which will have a favorable impact on our gross margin percentages; however, we anticipate that the favorable impact will be less significant in future periods.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineers and product managers. Research and development expenses also include prototyping and field testing expenses incurred in the development of our products, including products used for testing. We also include fees paid to agencies to obtain regulatory certifications.

Research and development expenses for the three-month periods ended March 31, 2013 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2014
Research and development	$6,066	$6,775
Percentage of revenue	23%	21%

Research and development expenses increased by $0.7 million, or 12%, in 2014 compared to 2013. These increases were primarily due to an increase in headcount and related expenses, including non-cash stock based compensation expense, to support on going and expanded product development activities.

We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to invest in the development of new solutions; however, we expect those expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related travel expenses for our sales and marketing personnel. Sales and marketing expenses also include expenses associated with trade shows, marketing events, advertising and other marketing related programs.

Sales and marketing expenses for the three-month periods ended March 31, 2013 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2014
Sales and marketing	$5,605	$6,301
Percentage of revenue	21%	20%

Sales and marketing expenses increased by $0.7 million, or 12%, in 2014 compared to 2013. The period over period increases in absolute dollars for sales and marketing expenses was primarily due to headcount increases and the related expenses. In addition, we increased our marketing expenses to grow our dealer and distributor networks throughout the world and deliver tools to the sales channel to support local marketing and sales lead generation.

We expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future as we add sales personnel, particularly in our international channel, and continue to invest in promotions to increase awareness of our products and brand.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for our employees in our executive administration, finance, information systems, human resource and legal departments. Also included in general and administrative expenses are outside legal fees, audit fees, facilities expenses and insurance costs.

General and administrative expenses for the three-month periods ended March 31, 2013 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2014
General and administrative	$2,828	$3,688
Percentage of revenue	11%	12%

General and administrative expenses increased by $0.9 million, or 30%, in 2014 compared to 2013. The increase in absolute dollars in general and administrative expenses was due primarily to increased headcount and related expenses, professional fees and insurance premiums associated with being a public company and facilities related costs.

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

As of March 31, 2014, we had $85.6 million in cash and cash equivalents and marketable securities, an increase of $1.1 million from December 31, 2013. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The maturities of our long-term investments generally range from one to two years, with the average maturity of our investment portfolio less than one year. Cash equivalents and marketable securities are comprised of money market and other funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by municipalities in the U.S., corporate securities, and asset-backed securities.

The following table shows selected financial information and statistics as of December 31, 2013 and March 31, 2014 (in thousands):

	December 31, 2013	March 31, 2014
Cash and cash equivalents	$84,546	$26,885
Investments	—	58,699
Accounts receivable, net	15,064	15,623
Inventories	15,312	17,120
Working capital	94,778	76,570

We maintain a revolving credit facility of $13.0 million. Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to our accounts receivable and inventory levels. As of March 31, 2014, our total borrowing capacity under the revolving credit facility was approximately $13.0 million, and no borrowings were outstanding. The revolving credit facility has a maturity date of May 29, 2015.

In June 2013, we were provided with an additional $2.75 million in capacity with our term borrowings to fund purchases of property and equipment through May 2014, of which $2.0 million was available at March 31, 2014. We have historically used the term borrowing facility to fund capital purchases on a quarterly basis. During the first quarter of 2014, we did not borrow against the term facility as our capital requirements were addressed from the receipt of proceeds from our initial public offering. We will continue to evaluate on a quarterly basis whether to borrow additional amounts based on our future cash needs.

Our credit facility and term loan agreements contain various restrictive and financial covenants and we were in compliance with each of these covenants as of December 31, 2013.

During the three months ended March 31, 2014, we received proceeds of $3.2 million from the exercise of options to purchase common stock.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our product solutions, to fund expansion of our business, to respond to competitive pressures, or to acquire or invest in complementary products, businesses or technologies. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt or other equity linked securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Cash Flow Analysis

A summary of our cash flows for the three-month periods ended March 31, 2013 and 2014 is set forth below (in thousands):

	Three Months Ended March 31,
	2013	2014
Cash and cash equivalents at beginning of period	$18,695	$84,546
Net cash used in operating activities	(2,937)	(1,447)
Net cash used in investing activities	(1,431)	(59,121)
Net cash provided by financing activities	272	2,902
Effect of exchange rate changes on cash and cash equivalents	(26)	5
Net change in cash for the period	(4,122)	(57,661)
Cash and cash equivalents at the end of the period	$14,573	$26,885

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash flows from operating activities of $1.5 million during the three months ended March 31, 2014 compared to the same period in 2013 is due primarily to the increase in net income.

Investing Activities

Cash provided by or used in investing activities primarily consist of purchases, maturities, and sales of marketable securities and purchases of property and equipment.

Cash used in investing activities increased from 2013 to 2014, primarily attributable to purchases of marketable securities. This increase was partially offset by lower spend related to property and equipment purchases which are primarily for computer equipment and software used internally, manufacturing tooling and test equipment that we purchase and own, but is located with at our partners’ contract manufacturing locations, furniture and fixtures for our facilities and lab and warehouse equipment for our engineering and supply chain organizations.

Financing Activities

Financing cash flows consist primarily of repayment of long term debt and proceeds from the exercise of options to acquire common stock.

During the three months ended March 31, 2014, we received proceeds of $3.2 million from the exercise of options to purchase common stock.

Net borrowings (repayments) on our term loan agreements were $0.2 million and $(0.3) million for the three months ended March 31, 2013 and 2014, respectively.

Non-GAAP Financial Measures

In addition to our GAAP operating results, we use certain non-GAAP financial measures to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States. Non-GAAP gross margin, non-GAAP income (loss) from operations, and non-GAAP net income (loss) exclude non-cash expenses related to stock-based compensation. We further exclude expenses related to stock warrants from non-GAAP net income (loss).

Management believes that it is useful to exclude stock-based compensation expense because the amount of such expense in any specific period may not directly correlate to the underlying performance of our business operations.

Furthermore, we believe it is useful to exclude expenses related to stock warrants because of the variable and unpredictable nature of these expenses which are not indicative of past or future operating performance. We believe that past and future periods are more comparable if we exclude those expenses.

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

	Three Months Ended
	March 31,
	2013	2014
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$13,021	$16,236
Stock-based compensation expense in cost of revenue	16	20
Non-GAAP gross margin	$13,037	$16,256
Revenue	$26,571	$31,855
Gross margin percentage	49.0%	51.0%
Non-GAAP gross margin percentage	49.1%	51.0%

Reconciliation of Loss from Operations to Non-GAAP Income (Loss) from Operations:
Loss from operations	$(1,478)	$(528)
Stock-based compensation expense	838	1,247
Non-GAAP income (loss) from operations	$(640)	$719
Revenue	$26,571	$31,855
Operating margin percentage	-5.6%	-1.7%
Non-GAAP operating margin percentage	-2.4%	2.3%

Reconciliation of Net Loss to Non-GAAP Net Income (Loss):
Net loss	$(1,471)	$(539)
Stock-based compensation expense	838	1,247
Convertible preferred stock warrant	(25)	—
Non-GAAP net income (loss)	$(658)	$708
Non-GAAP net income (loss) per common share:
Basic	$(0.26)	$0.03
Diluted	$(0.26)	$0.03
Weighted-average number of shares:
Basic	2,502	23,117
Diluted	2,502	25,746

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet activities. We do not have any off-balance interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily debt obligations and non-cancellable operating leases. In addition, in 2008 and 2013, we entered into settlement agreements with two different parties relating to alleged patent infringements, which included future payment obligations.

Our contractual cash obligations at March 31, 2014 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(in thousands)
Long-term debt obligations, including interest(1)	$3,297	$1,415	$1,722	$160	$—
Operating lease obligations	6,506	1,647	3,173	1,686	—
Settlement agreements	960	920	40	—	—
Purchase commitments	20,310	20,310	—	—	—
Total contractual obligations	$31,073	$24,292	$4,935	$1,846	$—

(1)                                 Interest was calculated on outstanding borrowings at the date indicated in the table above and assumes the rate remains constant during the following years. The credit facility has a variable rate of interest of prime or LIBOR plus 2.50%, as selected by us. The variable rate was 3.25% at March 31, 2014. Term borrowings are payable in equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at March 31, 2014.

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

Our critical accounting policies and estimates are detailed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K as filed with the SEC on February 21, 2014. None of our critical accounting policies and estimates have changed significantly since that filing.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures are detailed in Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report on Form 10-K as filed with the SEC on February 21, 2014.  Other than our interest rate risk described below, our market risk has not changed significantly since that filing.

Interest Rate Risk

Changes in U.S. interest rates could affect the interest earned on our cash, cash equivalents and investments as well as the fair value of our investments. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. A portion of our cash is managed by external managers within the guidelines of our investment policy.

Our exposure to changes in interest rates relates primarily to our investment portfolio. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points.  Based on investment positions as of March 31, 2014, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.5 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings, other than specifically identified below, that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows. Currently, a range of loss associated with any individual material legal proceeding cannot be reasonably estimated.

On April 23, 2014, Olivistar, LLC (“Olivistar”), a limited liability company organized under the laws of Texas, filed a Complaint against us in the Eastern District of Texas.  During April 2014, Olivistar filed similar complaints against many other companies.  Olivistar’s Complaint asserts that our light switches and our MyHome App infringe two United States patents that Olivistar owns by assignment: U.S. Patent No. 6,839,731, or the ‘731 patent, and U.S. Patent No. 8,239,481, or the ‘481 patent.  The Complaint seeks injunctive relief and monetary damages.  Based on our preliminary investigation of the patents at issue, we do not believe our products infringe any valid or enforceable claim of these patents; and, therefore, we will vigorously defend the lawsuit.

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

We began our operations in 2003. For substantially all of our history, we have experienced net losses and negative cash flows from operations. As of March 31, 2014, we had an accumulated deficit of $102.6 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not become profitable. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

The market for automation and control solutions for the connected home is increasingly competitive and global. Many large technology companies have expanded into the connected home market by developing their own solutions, or by acquiring other companies with home automation solution offerings. For example, in January 2013 Microsoft Corporation acquired id8 Group R2 Studios Inc., a home entertainment technology company, and in February 2014, Google acquired Nest Labs, which manufactures thermostats and smoke detectors. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer superior products and services. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control and automation capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service now offers residential security, energy and automation services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

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

Our quarterly revenue and results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly revenue or results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including but not limited to:

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

•                  The impact of harsh seasonal weather, natural disasters or manmade problems such as terrorism;

•                  Changes in our business and pricing policies, or those of our competitors;

•                  Competition, including entry into the industry by new competitors and new offerings by existing competitors;

•                  The impact of seasonality on our business;

•                  A systemic impairment or failure of one or more of our products that erodes dealer and/or end user confidence;

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

As of March 31, 2014, we have developed a global network of over 3,100 active direct dealers and 29 distributors to sell, install and support our solutions. We rely on our dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and maintain most of our existing relationships. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and expanding the mainstream consumer products our dealers offer. If we are unable to expand our network of dealers and distributors, our business could be harmed.

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

We are in the process of growing our relationships with strategic partners in order to attempt to reach markets that we cannot currently address cost-effectively and to increase awareness of our solution. If these relationships do not develop in the manner we intend, our future growth could be impacted. For example, in February 2014 we allowed our agreement with Cisco Systems to expire without renewal.  Furthermore, the termination of our relationship with a partner may cause us to incur expenses without corresponding revenue, incur a termination penalty and harm our sales and results of operations. For example, in 2012, we discontinued energy products for utility customers and, in connection with that decision, we incurred an expense related to an inventory purchase commitment and paid a fee to our counterparty to terminate the arrangement. Any loss of a major partner or distribution channel or other channel disruption could harm our results of operations and make us more dependent on alternate channels, damage our reputation, increase pricing and promotional pressures from other partners and distribution channels, increase our marketing costs, or harm buying and inventory patterns, payment terms or other contractual terms.

If we do not maintain the compatibility of our solutions with third-party products and applications that our consumers use, demand for our solutions could decline.

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of music, video, lighting, temperature and security. If we do not support the continued integration of our solutions with third-party products and applications, including through the provision of application programming interfaces, proxies and “drivers” that enable data to be transferred readily between our solutions and third-party products and applications, demand for our solutions could decline and we could lose sales. We will also be required to make our solutions compatible with new or additional third-party products and applications that are introduced into the markets that we serve. In addition, companies that provide popular point solutions have and may continue to eliminate or restrict our ability to control and be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

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

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the three-month period ended March 31, 2014, two contract manufacturers, Sanmina and LiteOn, manufactured 74% of our inventory purchases. Certain of our contract manufacturers and component vendors are located outside of the United States and may be subject to political, economic, social and legal uncertainties that may harm our relationships with these parties. If we fail to manage our relationships with our contract manufacturers or component vendors effectively, or if our contract manufacturers or component vendors experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’ or component vendors’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers or component vendors, we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor can be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

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

The market for home automation and control solutions is developing, and it is uncertain whether, how rapidly or how consistently this market will develop, and even if it does develop, whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with traditional solutions, concerns for additional costs and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market. Our ability to expand the sales of our solutions to a broader consumer base depends on several factors, including the awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the ability to develop relationships with dealers and distributors, the effectiveness of our marketing programs, the costs of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to mainstream consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the three-month period ended March 31, 2014, we spent $6.8 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

As of December 31, 2013, our net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $77.4 million and $75.6 million, respectively. Under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Purchases of our common stock in amounts greater than specified levels, which will be beyond our control, could create an additional limitation on our ability to utilize our NOLs for tax purposes in the future. Limitations imposed on our ability to utilize NOLs could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOLs. In addition, at the state level there may be periods during which the use of NOLs is suspended or otherwise limited, which would accelerate or permanently increase state taxes owed.

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

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules implemented by the Securities and Exchange Commission (“SEC”), The NASDAQ Stock Market LLC, and other applicable securities or exchange-related rules and regulations. In addition, our management team has also had to adapt to the requirements of being a public company. We expect complying with these rules and regulations will substantially increase our legal and financial compliance costs and make some activities more difficult, time consuming or costly, particularly if we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

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

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Sanmina and LiteOn, two of our contract manufacturers that manufactured 74% of our inventory purchases for the three-month period ended March 31, 2014, have manufacturing facilities located in China. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our solutions from dealers and distributors in the region, which may harm our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

We have a limited history of marketing, selling, and supporting our products and services internationally. However, consumers in countries outside of North America accounted for 22% of our revenue for the three-month period ended March 31, 2014, and we expect that percentage to grow in the future. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets.

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

We are defendants in legal proceedings from time to time. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and employment-related claims. We may not be able to accurately assess the risks related to these suits, and we may be unable to accurately assess our level of exposure. Furthermore, we are unable to predict the outcome of assertions of infringement made against us and therefore cannot estimate the range of possible loss. A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition. In 2012 and 2013, we entered into three separate settlement agreements relating to alleged patent infringements, which included future royalty payments on certain products, the payment of a lump sum amount for alleged past damages, and/or the payment of a fixed amount in exchange for a covenant not to sue.

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

The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have been subject to patent litigation in the past and we may be subject to similar litigation in the future.  For example, in April 2014, Olivistar, LLC (“Olivistar”) filed a lawsuit against us alleging that our light switches and our MyHome App infringe two United States patents that Olivistar owns by assignment.  The litigation is in its early stages, and we intend to vigorously defend the lawsuit.  See “Legal Proceedings” for additional information.  Given that our solution integrates with all aspects of the home, the risk that our solution may be subject to these allegations is exacerbated. As we seek to extend our solutions, we could be constrained by the intellectual property rights of others. In addition, our dealer and distributor contracts require us to indemnify them against certain liabilities they may incur as a result of our infringement of any third-party intellectual property.

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

As of March 31, 2014, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 56.9% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

None.

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

Date: May 2, 2014		CONTROL4 CORPORATION

	By:	/s/ Dan Strong
Dan Strong
Chief Financial Officer
(Principal Financial and Accounting Officer)