Form 10-Q
period 2014-06-30
CONTROL4 CORP
filed 2014-08-04
CIK 1259515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On July 24, 2014, 23,816,737 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	June 30,
	2013	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,546	$18,413
Short-term investments	—	47,573
Accounts receivable, net	15,064	16,692
Inventories	15,312	15,990
Prepaid expenses and other current assets	1,773	2,187
Total current assets	116,695	100,855
Property and equipment, net	3,943	3,941
Long-term investments	—	22,543
Intangible assets, net	928	732
Other assets	1,120	1,288
Total assets	$122,686	$129,359
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,314	$12,517
Accrued liabilities	6,821	6,399
Deferred revenue	644	729
Current portion of notes payable	1,138	1,089
Total current liabilities	21,917	20,734
Notes payable	1,828	1,322
Other long-term liabilities	467	434
Total liabilities	24,212	22,490
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 22,785,104 and 23,790,827 shares issued and outstanding at December 31, 2013 and June 30, 2014 (unaudited), respectively	2	2
Additional paid-in capital	200,545	207,450
Accumulated deficit	(102,084)	(100,612)
Accumulated other comprehensive income	11	29
Total stockholders’ equity	98,474	106,869
Total liabilities and stockholders’ equity	$122,686	$129,359

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(unaudited)		(unaudited)

Revenue	$32,543	$36,661	$59,114	$68,516
Cost of revenue	15,987	17,694	29,537	33,313
Cost of revenue — inventory purchase commitment	(180)	—	(180)	—
Gross margin	16,736	18,967	29,757	35,203
Operating expenses:
Research and development	6,195	7,097	12,261	13,872
Sales and marketing	5,396	6,364	11,001	12,665
General and administrative	2,948	3,440	5,776	7,128
Litigation settlement	240	35	240	35
Total operating expenses	14,779	16,936	29,278	33,700
Income from operations	1,957	2,031	479	1,503
Other income (expense):
Interest, net	(132)	20	(207)	1
Other income (expense), net	(767)	63	(741)	71
Total other income (expense)	(899)	83	(948)	72
Income (loss) before income taxes	1,058	2,114	(469)	1,575
Income tax expense	(85)	(103)	(29)	(103)
Net income (loss)	$973	$2,011	$(498)	$1,472
Net income (loss) per common share:
Basic	$0.39	$0.08	$(0.20)	$0.06
Diluted	$0.05	$0.08	$(0.20)	$0.06
Weighted-average number of shares:
Basic	2,511	23,715	2,507	23,417
Diluted	20,358	25,671	2,507	25,709

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(unaudited)		(unaudited)
Net income (loss)	$973	$2,011	$(498)	$1,472
Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	16	(6)	17
Net unrealized gains on available-for-sale investments	—	34	—	1
Total other comprehensive income (loss)	(1)	50	(6)	18
Comprehensive income (loss)	$972	$2,061	$(504)	$1,490

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2014
	(unaudited)

Operating activities
Net income (loss)	$(498)	$1,472
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,084	1,245
Amortization of intangible assets	135	196
Provision for doubtful accounts	101	163
Gain on inventory purchase commitment	(180)	—
Stock-based compensation	1,708	2,655
Excess tax benefit from exercise of options for common stock	—	(9)
Warrant liability expense	737	—
Changes in assets and liabilities:
Accounts receivable	(2,494)	(1,734)
Inventories	(251)	(597)
Prepaid expenses and other current assets	208	(403)
Other assets	(2,035)	(168)
Accounts payable	1,288	(932)
Accrued liabilities	(394)	(431)
Deferred revenue	147	85
Other long-term liabilities	1,119	(33)
Net cash provided by operating activities	675	1,509
Investing activities
Purchases of available-for-sale investments	—	(73,259)
Proceeds from sales of available-for-sale investments	—	1,043
Proceeds from maturities of available-for-sale investments	—	2,100
Purchases of property and equipment	(1,972)	(1,230)
Business acquisition	(88)	—
Net cash used in investing activities	(2,060)	(71,346)
Financing activities
Proceeds from exercise of options for common stock	149	4,241
Excess tax benefit from exercise of options for common stock	—	9
Proceeds from notes payable	1,145	—
Repayment of notes payable	(514)	(555)
Net cash provided by financing activities	780	3,695
Effect of exchange rate changes on cash and cash equivalents	(25)	9
Net decrease in cash and cash equivalents	(630)	(66,133)
Cash and cash equivalents at beginning of period	18,695	84,546
Cash and cash equivalents at end of period	$18,065	$18,413
Supplemental disclosure of cash flow information
Cash paid for interest	$167	$78
Cash paid for taxes	61	100
Supplemental schedule of non-cash investing and financing activities
Options for common stock granted in connection with a business acquisition	174	—

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive income (loss), and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other future interim or annual period.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from dealers and distributors primarily located in the United States and Canada. The Company’s sales to dealers and distributors located outside the United States are generally denominated in United States dollars, except for sales to dealers and distributors located in the United Kingdom, which are denominated in pounds sterling. There were no individual account balances greater than 10% of total accounts receivable at December 31, 2013 and June 30, 2014.

No dealer or distributor accounted for more than 10% of total revenue for the three and six months ended June 30, 2013 and 2014.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. With the exception of Canada, no single foreign country accounted for more than 10% of total revenue for the three and six months ended June 30, 2013 and 2014. The following table sets forth revenue from the United States, Canada and all other international dealers and distributors combined (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue-United States	$21,102	$25,074	$38,804	$46,621
Revenue-Canada	4,066	3,423	7,411	6,662
Revenue-all other international sources	7,375	8,164	12,899	15,233
Total revenue	$32,543	$36,661	$59,114	$68,516

International revenue (excluding Canada) as a percent of total revenue	23%	22%	22%	22%

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

The following table presents the changes in the product warranty liability (in thousands):

Warranty Liability
Balance at December 31, 2013	$1,213
Warranty costs accrued	458
Warranty claims	(517)
Balance at June 30, 2014	$1,154

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Numerator:
Net income (loss)	$973	$2,011	$(498)	$1,472
Denominator:
Weighted average common stock outstanding for basic net income (loss) per common share	2,511	23,715	2,507	23,417
Effect of dilutive securities—stock options, convertible preferred stock, and warrants to purchase common stock and preferred stock	17,847	1,956	—	2,292
Weighted average common shares and dilutive securities outstanding	20,358	25,671	2,507	25,709

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Convertible preferred stock	—	—	15,294	—
Options to purchase common stock	111	1,115	4,654	746
Warrants to purchase common stock	—	—	541	—
Warrants to purchase preferred stock	—	—	194	—
Total	111	1,115	20,683	746

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, ‘‘Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.’’ The amended guidance requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance was effective for the Company beginning January 1, 2014. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows as it relates only to financial statement presentation.

In May 2014, the FASB issued ASU 2004-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  The Company is still evaluating the impact of adopting this guidance as well as whether the Company will apply the amendments retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this update at the date of initial application.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2013	2014
Finished goods	$14,061	$14,985
Component parts	1,251	1,005
	$15,312	$15,990

Property and equipment, net consisted of the following (in thousands):

	December 31,	June 30,
	2013	2014
Computer equipment and software	$4,152	$4,082
Manufacturing tooling and test equipment	2,652	2,682
Lab and warehouse equipment	2,374	2,563
Furniture and fixtures	2,046	2,386
Leasehold improvements	1,450	1,572
Marketing equipment	604	654
	13,278	13,939
Less: accumulated depreciation	(9,335)	(9,998)
	$3,943	$3,941

Intangible assets, net consisted of the following (in thousands):

	December 31,	June 30,
	2013	2014
Acquired technology	$1,678	$1,678
Less: accumulated amortization	(750)	(946)
	$928	$732

Other assets consisted of the following (in thousands):

	December 31,	June 30,
	2013	2014
Prepaid licensing	$716	$674
Deposits	404	614
	$1,120	$1,288

Accrued liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2013	2014
Sales returns and warranty accruals	$2,137	$2,127
Compensation accruals	3,233	1,837
Other accrued liabilities	544	1,548
Current portion of settlement obligations (see Note 4)	907	887
	$6,821	$6,399

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

The fair values for substantially all of the Company’s financial assets are based on quoted prices in active markets or observable inputs. For Level 2 securities, the Company uses a third party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information.

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three and six months ended June 30, 2014, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.  The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of December 31, 2013 and June 30, 2014 (in thousands):

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments

Cash	$5,533	$—	$—	$5,533	$5,533	$—	$—

Level 1:
Money market funds	79,013	—	—	79,013	79,013	—	—
Subtotal	79,013	—	—	79,013	79,013	—	—

Total	$84,546	$—	$—	$84,546	$84,546	$—	$—

	June 30, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments

Cash	$10,714	$—	$—	$10,714	$10,714	$—	$—

Level 1:
Money market funds	7,699	—	—	7,699	7,699	—	—
Subtotal	7,699	—	—	7,699	7,699	—	—

Level 2:
Asset-backed securities	4,463	2	—	4,465	—	—	4,465
Corporate bonds	47,765	10	(13)	47,762	—	29,684	18,078
Commercial paper	17,887	2	—	17,889	—	17,889	—
Subtotal	70,115	14	(13)	70,116	—	47,573	22,543

Total	$88,528	$14	$(13)	$88,529	$18,413	$47,573	$22,543

As of June 30, 2014, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years.  When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three and six months ended June 30, 2014, the Company did not recognize any significant impairment charges.

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

4. Long-Term Obligations

Loan and Security Agreement

In June 2013, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”), which consists of a revolving credit facility of $13.0 million (subject to certain borrowing base restrictions) and term borrowings to fund purchases of property and equipment. All borrowings under the SVB Agreement are collateralized by the general assets of the Company. The revolving credit facility has a variable rate of interest of prime (as published in the Wall Street Journal) or LIBOR plus 2.50%, as selected by the Company. The rate was 3.25% at June 30, 2014. In addition, the Company pays an annual commitment fee of $20,000 and a quarterly unused line of credit fee of 0.375% based on the difference between the borrowing commitment of $13.0 million and the then current balance. The SVB Agreement provided for an additional $2.75 million in term borrowings to fund purchases of property and equipment through May 2014, of which $2.0 million remained unused upon expiration of the borrowing period. Term borrowings are payable in 30 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at June 30, 2014.

Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to the Company’s accounts receivable and inventory levels. As of June 30, 2014, the total borrowing capacity was approximately $13.0 million, and no borrowings were outstanding. The revolving credit facility has a maturity date of May 29, 2015.

The SVB Agreement contains various restrictive and financial covenants and the Company was in compliance with each of these covenants as of June 30, 2014.

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

Future annual payments on the settlement obligations as of June 30, 2014 are shown in the table below (in thousands):

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

Income tax expense was $85,000 and $103,000 for the three months ended June 30, 2013 and 2014, respectively, or approximately 8% and 5% of income before income taxes, respectively.  Income tax expense was $29,000 and $103,000 for the six months ended June 30, 2013 and 2014, respectively, or approximately 6% and 7% of income before income taxes, respectively.  The effective tax rate for the three and six months ended June 30, 2014 differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, state income taxes, foreign income taxes, U.S. federal alternative minimum tax, and incentive stock options.

Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, we have a full valuation allowance against our deferred tax assets. To the extent that we generate positive income and expect, with reasonable certainty, to continue to generate positive income we may release all or a portion of our valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is made.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Hong Kong, China and India. The Company is subject to examination in the United States, the United Kingdom, Hong Kong, China, and India as well as various state jurisdictions. As of June 30, 2014, the Company was not under examination by any tax authorities. Tax years beginning in 2010 are subject to examination by tax authorities in the United States, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Tax years beginning in 2011 are subject to examination by the taxing authorities in Hong Kong. Tax years beginning in 2012 are subject to examination by the taxing authorities in the United Kingdom, China, and India.

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

A summary of stock option activity for the six months ended June 30, 2014 is presented below:

	Shares Subject to Options Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	4,905,214		$6.31
Granted	838,878	$11.72	20.68
Exercised	(997,960)		4.25
Expired	(136)		7.40
Forfeited	(48,189)		16.69
Balance at June 30, 2014	4,697,807		9.18

Exercisable options at June 30, 2014	2,694,980		5.62	5.1
Vested and expected to vest at June 30, 2014	4,507,086		8.90	6.5

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Exercise Price	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)
$0.52 - 1.72	$0.98	52,971	1.2	52,971	1.2
1.97 - 3.38	2.43	410,623	1.9	410,623	1.9
3.58 - 6.14	5.54	1,897,260	5.5	1,600,058	5.2
6.34 - 9.94	8.27	1,062,937	7.8	527,829	7.6
11.28 - 16.97	11.99	442,984	7.9	101,799	6.6
17.66 - 22.92	21.01	831,032	9.6	1,700	9.1
		4,697,807		2,694,980

For the stock option awards vested during the three and six months ended June 30, 2014, the total fair value was $1.4 million and $2.4 million, respectively. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

For the six months ended and as of June 30, 2014
Options Exercised	$16,907
Options Exercisable	37,576
Options Vested and Expected to Vest	49,142

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Expected volatility	56-59%	59%	56-59%	56-60%
Expected dividends	0%	0%	0%	0%
Expected terms (in years)	3.3-7.2	6.0-6.1	3.3-7.2	3.8-6.1
Risk-free rate	0.8-1.7%	1.7-1.9%	0.8-1.7%	1.1-2.0%

Total stock-based compensation expense has been classified as follows in the accompanying statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Cost of revenue	$15	$28	$31	$48
Research and development	319	642	555	1,120
Sales and marketing	172	292	356	514
General and administrative	364	446	766	973
Total stock-based compensation expense	$870	$1,408	$1,708	$2,655

At June 30, 2014, there was $16.0 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 3.1 years.

7. Related Party Transactions

The Company has entered into sales agreements with certain of its investors. The following table sets forth revenue from product sales to companies affiliated with these investors (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Company 1	$807	$883	$1,365	$1,590
Company 2	360	242	486	403
Company 3	134	2	419	2
Company 4	9	—	128	—
	$1,310	$1,127	$2,398	$1,995

As of December 31, 2013 and June 30, 2014, the Company had accounts receivable from these companies totaling $0.6 million and $0.9 million, respectively.  Purchase and payment terms with these related parties are consistent with other non-affiliated companies.

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

Rental expense was approximately $0.3 million and $0.4 million for the three months ended June 30, 2013 and 2014, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2013 and 2014, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of June 30, 2014 (in thousands):

2014	$934
2015	1,922
2016	1,816
2017	1,581
2018	838
$7,091

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through December 2014 totaling approximately $22.3 million at June 30, 2014.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2014.

Employment Agreements

The Company has signed employment agreements with certain executive officers who are entitled to receive certain benefits if their employment is terminated by the Company, including severance payments, accelerated vesting of stock options and continuation of certain insurance benefits.

Legal Matters

The Company is subject to various lawsuits and other claims that arise from time to time in the ordinary course of business. These actions may be based on alleged patent infringement or other matters. For example, on April 23, 2014, Olivistar, LLC (“Olivistar”), a limited liability company organized under the laws of Texas, filed a Complaint against the Company in the Eastern District of Texas alleging that the Company’s light switches and MyHome App infringe two United States patents that Olivistar owns by assignment. On July 15, 2014, the Company filed an Answer to Olivistar’s Complaint, which seeks injunctive relief and monetary damages. Based on the Company’s preliminary investigation of the patents at issue, the Company does not believe that the products infringe any valid or enforceable claim. The Company intends to defend itself vigorously with respect to these and any other claims or litigation.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2014, and our condensed consolidated financial statements and the notes thereto included elsewhere in this document.  Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.  Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations or growth; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends or market opportunities and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations.  Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q and not give undue reliance to these forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report.  All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

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

•                  Contractual Obligations and Off-Balance Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of June 30, 2014, including expected payment schedule.

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

Consumers purchase our products from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers design and install a solution to fit the specific needs of each consumer, whether it is a one-room home theatre solution or a whole-home automation solution that includes the integration of music, video, lighting, temperature, security and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry. Core revenue does not include revenue from sales to hotels or certification fees paid to us. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. During the year ended December 31, 2013, we sold our products directly to over 3,000 active direct dealers in the United States, Canada, the United Kingdom and 43 other countries, and partnered with 29 distributors to cover an additional 41 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, billing and service for dealers in each of those countries. We were founded in 2003 and began shipping our products and generating revenue in 2005. Our compounded annual growth rate for total revenue between 2006 and 2013 was 28%, as shown in the following table (dollars in millions):

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

For example, during the second quarter of 2014, we announced a new initiative to encourage customers to upgrade legacy Control4 systems with our current primary controllers, so that they can enjoy better system performance, the latest Control4 OS, an improved user experience and enhanced functionality and features.

To date, nearly all of our revenue growth has been organic. We have completed small acquisitions, but those acquisitions have been technology and distribution-related and have not contributed materially to our revenue. For example, in July 2014, we acquired the home automation products and related intellectual property assets of Card Access, Inc. (“Card Access”), an engineering and technology company based in Utah. We previously sold these products through a distribution agreement with Card Access. The accounting for, and determination of, the final purchase price for this acquisition, which we determined to be an immaterial transaction, will be finalized in the third quarter of 2014. We plan to continue to identify, acquire and integrate strategic technologies, assets and businesses that we believe will enhance the overall strength of our business. The purchase of these products and technologies will allow us to streamline sales, technical support and training, enhancing our dealers’ ability to grow their businesses.

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

Factors and Trends Affecting Our Performance

A number of industry trends have facilitated our growth over the past several years, including the proliferation of connected devices and the ubiquity and growth of network-enabled homes. From smartphones to smart watches to smart cars, technology is transforming nearly every aspect of our lives, streamlining daily routines and providing quick, easy access to the capabilities and content we want most. Not only are new technologies providing convenience on-the-go, but they are becoming increasingly accessible even in homes under $400,000.

From 2006 through 2008, the majority of our sales were for use in new, single-family homes. During the slowdown in the new housing market beginning in 2008, our dealers redirected their focus to existing homes, and today, we estimate that the majority of our installations are in existing homes. We expect that future increases in either new home construction or existing home renovations will have a positive impact on our revenue. We recently announced an initiative with Toll Brothers, Inc., a leading home builder in the United States, for Toll Brothers to offer several pre-configured Control4 automation packages to prospective home buyers through on-site product demonstrations, videos, marketing collateral and other materials. Thus far in 2014, we have been working with Toll Brothers on operational logistics and implementation plans; and, therefore, revenues to date resulting from this initiative have been minimal. However, we now have our products and marketing materials in model homes or design studios in seven developments in key regions, and we have increased the number of Toll Brothers authorized dealers to 28 as of July 30, 2014.  In the third quarter of 2014, we intend to support the newly on-boarded dealers in the sales and marketing of Control4 packages to new Toll Brothers homeowners in targeted markets. Additionally, we plan to begin working with other national builders on similar strategic alliance terms. Furthermore, we continue to work regionally, throughout the U.S., with our dealers and their local builders to enable hundreds of new housing projects and multi-dwelling communities with Control4 automation for intelligent lighting, aware and efficient heating and cooling, interactive audio & video intercom, and sensors to improve safety and security.

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

•                  Increasing Our Brand Awareness.  Our historical marketing efforts have been focused on attracting and retaining qualified dealers and distributors. We recently expanded activities to deliver marketing tools for dealers in order to drive online awareness and sales leads in their markets, including development of unique dealer microsites accessible from our website. As a result, traffic to our dealers’ microsites increased over 75% since the launch of these initiatives in late 2013;

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

•                  Expanding our International Dealer and Distributor Network.  We believe that our future growth will be significantly impacted by our ability to expand our dealer and distributor network outside of North America, adapt our products and services to foreign markets and increase our brand awareness internationally. In particular, we believe that we will have significant opportunities to expand our business in emerging markets such as China and India. We have added, and expect to continue to add, field sales and service personnel to assist in the optimization of our international channels; and

•                  Managing Competition.  The market for home automation is fragmented, highly competitive and continually evolving. A number of large technology companies such as Apple, Google, Microsoft and Samsung offer device control capabilities among some of their own products, applications and services and could be engaged in ongoing development efforts to address the broader home automation market. For example, Google recently acquired Nest Labs, Inc. which manufactures thermostats and smoke detectors; Nest Labs, Inc. announced its plans to acquire Dropcam, a home-monitoring camera company; and Apple introduced HomeKit, a new framework for communicating with and controlling connected devices in a user’s home. Our ability to gain significant market share in the home automation market and interoperate with the new technologies developed by other large technology companies over the next several years will be key factors in our ability to continue to grow our business and meet or exceed our future expectations.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Authorized dealers at the beginning of the period	2,429	2,543	2,388	2,544
Additions	85	94	152	169
Terminations	(38)	(32)	(64)	(108)
Authorized dealers at the end of the period	2,476	2,605	2,476	2,605
Number of active, authorized dealers	2,416	2,547	2,416	2,547
% of active, authorized dealers	98%	98%	98%	98%

International Direct Dealers

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Authorized dealers at the beginning of the period	658	683	629	635
Additions	44	53	77	102
Terminations	(1)	(4)	(5)	(5)
Authorized dealers at the end of the period	701	732	701	732
Number of active, authorized dealers	536	640	536	640
% of active, authorized dealers	76%	87%	76%	87%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Number of controller appliances sold	15,208	17,516	32,966	33,740
Core revenue growth	20%	13%	19%	16%
International Core revenue as a percentage of total revenue	21%	22%	21%	22%

Number of North America and International Direct Dealers

Because our dealers promote, sell, install and support our products, a broader dealer network allows us to reach more potential consumers across more geographic regions. We expect our dealer network to continue to grow, both in North America and internationally. While we have historically focused on dealers affiliated with the Custom Electronics Design and Installation Association (“CEDIA”), we believe there is an opportunity to establish relationships with dealers outside of CEDIA, including electrical contractors, heating and cooling specialists, and security system installers. We define an active, authorized dealer (“active dealer”) as one that has placed an order with us in the trailing 12-month period.

Our active international direct dealer network is generally growing at a faster rate than our active North America dealer network, and we expect this trend to continue as we increase our presence in new and existing international markets. In addition, in some international markets, we plan to establish direct relationships with selected dealers that we previously served through distributors, which we expect will further increase our number of direct international dealers. The number of active international dealers increased 19% between the six months ended June 30, 2013 and 2014, compared to an increase of 5% in the number of active North American direct dealers during the same period.

While we believe that we continue to have significant international opportunities, it is difficult to anticipate the exact timing and amount of growth, particularly in new and emerging markets. During the six months ended June 30, 2014, we experienced 17% year-over-year growth in International Core revenue, driven primarily by strong sales in two of our more mature geographies, Latin America and the United Kingdom. Divergent regional and local economic trends, particularly relating to new home construction and strengthening of the U.S. dollar versus certain local currencies are examples of challenges we must address in order to continue our international expansion. Such challenges may cause our growth rate to be slower than anticipated, offsetting our efforts to expand into these emerging geographies. For example, during 2013, we opened our technical support and training centers in China and India. While we believe this will help us expand our presence in these markets and accelerate acquisition of new dealers, revenue growth in these markets is still below our expectations.

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

During the three and six months ended June 30, 2014, we sold 17,516 and 33,740 controllers, respectively, compared to 15,208 and 32,966 controllers sold in the same periods in 2013. Controller sales grew 15% during the three months ended June 30, 2014 compared to 2013. This growth is consistent with our overall growth in revenue of 13% during the same period. Year to date controller sales are up only 2% as a result of a reduction in the total number of controllers sold during the first quarter of 2014 compared to the same period in 2013. The year over year reduction in the first quarter of 2014 was due primarily to the increase in controller pricing implemented in the second quarter of 2013.  In the first quarter of 2013, we announced a price increase on our HC-250 and HC-800 controllers to be effective on April 1, 2013.  That pricing announcement resulted in a significant number of controllers sold late in the first quarter of 2013, in advance of the price change.  Our total revenue for controller sales was higher in the first quarter of 2014 compared to the first quarter of 2013 as our average selling price per controller sold increased by 21%.

Core Revenue Growth

The majority of our revenue comes from sales of our products through our distribution channels comprised of dealers in the United States and Canada and dealers and distributors located throughout the rest of the world. We refer to revenue attributable to sales through dealers located in the United States and Canada as North America Core revenue, and revenue attributable to sales through dealers and distributors located throughout the rest of the world as International Core revenue. Core revenue does not include revenue from sales to hotels or certification fees paid to us. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be attributable to large projects and will continue to be uneven from period to period. We, therefore, believe that our Core revenue growth is a good measure of our market penetration and the growth of our business.

International Core Revenue as a Percentage of Total Revenue

We believe that the international market represents a large and underpenetrated opportunity for us. In recent years, we have established offices in the U.K., China, and India, we have formed relationships with international dealers and distributors and we have expanded foreign language support for our solutions. We track International revenue as a percentage of total revenue as a key measure of our success in expanding our business internationally.

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International and a further breakdown between our Core revenue and other revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)
North America Core Revenue	$24,929	$27,744	$45,399	$51,983
Other North America Revenue	240	753	816	1,300
Total North America Revenue	25,169	28,497	46,215	53,283
International Core Revenue	6,964	8,161	12,350	15,209
Other International Revenue	410	3	549	24
Total International Revenue	7,374	8,164	12,899	15,233
Total Revenue	$32,543	$36,661	$59,114	$68,516
North America Core Revenue as a % of Total Revenue	77%	76%	77%	76%
International Core Revenue as a % of Total Revenue	21%	22%	21%	22%

North America Core revenue increased by $2.8 million, or 11%, and $6.6 million, or 15%, in the three and six months ended June 30, 2014, primarily as a result of a net increase in the number of active direct dealers selling our products and services and an increase in sales from existing direct dealers. The year over year growth was impeded, in part, by slower than anticipated sales in Canada where Core revenue decreased by $0.6 million, or 16%, and $0.7 million, or 10%, in the three and six months ended June 30, 2014, respectively. The revenue decline in Canada was due primarily to the timing of sales to several large dealers, turnover in our field sales team in Canada and general softness in the Canadian housing market. Revenue in Canada was approximately 13% and 10% of our total revenue for the six months ended June 30, 2013 and 2014, respectively.  Our future growth in North America Core revenue will continue to be impeded to the extent that we experience declining or negative growth in Canada during future periods.

International Core revenue increased by $1.2 million, or 17%, and $2.9 million, or 23%, in the three and six months ended June 30, 2014, primarily due to an increase in both the total number of dealers and distributors and the percentage of those dealers actively selling our products and services.

The growth in International Core revenue was due primarily to increased sales in the United Kingdom and Latin America. During the third quarter of 2013, we opened our technical support and training centers in China and India.  In addition, in 2014, we increased the number of field sales personnel in Asia to broaden our sales reach, particularly in China. While we believe this will help us expand our presence in these markets and accelerate acquisition of new dealers, revenue growth in these markets is still below our expectations.

Gross Margin

As a percentage of revenue, our gross margin has been and will continue to be affected by a variety of factors. Our gross margin is relatively consistent across our products. Our gross margin on third party products we sell through our online distribution platform is higher than our gross margin on our other product sales because we only recognize our net profit on these sales as revenue. Our gross margin is higher on software licensing and subscription revenue than it is on product sales. Our gross margin is also higher on our sales made directly through dealers than it is on our sales made through distributors. Gross margin may be negatively affected by price competition in our target markets and associated promotional or volume incentive rebates offered to our dealers and distributors. For example, during the second quarter of 2014, we announced a new initiative to encourage customers to upgrade legacy Control4 systems with our current primary controllers, and the products sold under this program included discounted pricing.

Gross margin for the three and six months ended June 30, 2013 and 2014 was as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Gross margin	$16,736	$18,967	$29,757	$35,203
Percentage of revenue	51%	52%	50%	51%

As a percentage of revenue, our gross margin increased from 51% and 50%, in the three and six months ended June 30, 2013, to 52% and 51% during the same periods in 2014. The increase was due to a variety of factors, including component cost reductions, lower manufacturing overhead expenses as a percentage of revenue and favorable channel sales mix.

We expect product component cost reductions to continue to have a positive impact on our gross margin as a percentage of revenue as those reductions are the result of negotiated price decreases with our contract manufacturers that are long term in nature.

The impact of lower manufacturing overhead as a percentage of revenue on our gross margin percentage will vary depending on overhead spending in a given period. For the three and six months ended June 30, 2014, we received credits for duties paid in previous periods of $78,000 and $151,000, respectively. We expect to receive duty draw back credits in future periods, which will have a favorable impact on our gross margin percentages; however, we anticipate that the favorable impact will be less significant in future periods as we are now current on our claims relating to prior periods.

We expect the positive impact on our gross margin percentage resulting from increased sales of third party products sold through our online distribution platform to continue in future periods; however, the impact will be less significant if the growth rate of that revenue slows in future periods.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineers and product managers. Research and development expenses also include prototyping and field testing expenses incurred in the development of our products. We also include fees paid to agencies to obtain regulatory certifications.

Research and development expenses for the three and six months ended June 30, 2013 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Research and development	$6,195	$7,097	$12,261	$13,872
Percentage of revenue	19%	19%	21%	20%

Research and development expenses increased by $0.9 million, or 15%, and $1.6 million, or 13%, in the three and six months ended June 30, 2014, compared to the same periods in 2013. These increases were primarily due to an increase in headcount and related expenses, including non-cash stock based compensation expense, to support ongoing and expanded product development activities.

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

Sales and marketing expenses for the three and six months ended June 30, 2013 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Sales and marketing	$5,396	$6,364	$11,001	$12,665
Percentage of revenue	17%	17%	19%	18%

Sales and marketing expenses increased by $1.0 million, or 18%, and $1.7 million, or 15%, in the three and six months ended June 30, 2014, compared to the same periods in compared to the same periods in 2013. The period over period increases in absolute dollars for sales and marketing expenses was primarily due to headcount increases and the related expenses as well as increased marketing expenses to grow our dealer and distributor networks throughout the world and deliver tools to the sales channel to support local marketing and sales lead generation.

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

General and administrative expenses for the three and six months ended June 30, 2013 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
General and administrative	$2,948	$3,440	$5,776	$7,128
Percentage of revenue	9%	9%	10%	10%

General and administrative expenses increased by $0.5 million, or 17%, and $1.4 million, or 23%, in the three and six months ended June 30, 2014, compared to the same periods in 2013. The increase in absolute dollars in general and administrative expenses was due primarily to increased professional fees and insurance premiums associated with being a public company and non-cash stock compensation expense.

We expect our general and administrative expenses to increase in absolute dollars primarily as a result of the increased cost associated with being a public company. However, we also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Other Income (Expense), net

Other income (expense), net consists primarily of foreign currency transaction gains (losses) and non-cash expense associated with the revaluation of preferred stock warrant liabilities. Other income (expense), net for the three and six months ended June 30, 2013 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Other income (expense), net	$(767)	$63	$(741)	$71

Other income (expense), net decreased by $0.8 million, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. The decrease is primarily due to the change in the fair value of the warrant liability. As of June 30, 2013, we adjusted the liability based upon the mid-point of the estimated preliminary price range for our initial public offering. As a result, we recognized $0.8 million and $0.7 million of other expense during the three and six months ended June 30, 2013. Upon the closing of our initial public offering, the holders of the Series G-1 warrants net-exercised their warrants in exchange for 76,964 shares of our common stock. The warrant liability of $1.3 million was reclassified from long-term liabilities to additional paid-in capital, a component of stockholders’ equity, and we ceased to record any further periodic fair value adjustments relating to the warrant liability.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2013 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Income tax expense	$(85)	$(103)	$(29)	$(103)

Income tax expense was approximately 8% and 5% of income before income taxes for the three months ended June 30, 2013 and 2014, respectively. Income tax expense was approximately 6% and 7% of income before income taxes for the six months ended June 30, 2013 and 2014, respectively. The effective tax rate for the three and six months ended June 30, 2014 differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, state income taxes, foreign income taxes, U.S. federal alternative minimum tax and incentive stock options.

Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, we have a full valuation allowance against our deferred tax assets. To the extent that we generate positive income and expect, with reasonable certainty, to continue to generate positive income we may release all or a portion of our valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is made.

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

As of June 30, 2014, we had $87.8 million in cash and cash equivalents and net marketable securities, an increase of $3.3 million from December 31, 2013. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The maturities of our long-term investments range from one to two years, with the average maturity of our investment portfolio less than one year. Cash equivalents and marketable securities are comprised of money market and other funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by municipalities in the U.S., corporate securities, and asset-backed securities.

The following table shows selected financial information and statistics as of December 31, 2013 and June 30, 2014 (in thousands):

	December 31, 2013	June 30, 2014
Cash and cash equivalents	$84,546	$18,413
Investments, net	—	69,393
Accounts receivable, net	15,064	16,692
Inventories	15,312	15,990
Working capital	94,778	80,121

We maintain a revolving credit facility of $13.0 million. Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to our accounts receivable and inventory levels. As of June 30, 2014, our total borrowing capacity under the revolving credit facility was approximately $13.0 million, and no borrowings were outstanding. The revolving credit facility has a maturity date of May 29, 2015.

In June 2013, we were provided with an additional $2.75 million in capacity with our term borrowings to fund purchases of property and equipment through May 2014. We have historically used the term borrowing facility to fund capital purchases on a quarterly basis. During the three and six months ended June 30, 2014, we did not borrow against the term facility as our capital requirements were addressed from the receipt of proceeds from our initial public offering and the facility expired in May 2014 with approximately $2.0 million in unused capacity. We intend to fund our near-term purchases of property and equipment with available cash and cash equivalents.

Our credit facility and term loan agreements contain various restrictive and financial covenants and we were in compliance with each of these covenants as of June 30, 2014.

During the three and six months ended June 30, 2014, we received proceeds of $1.0 million and $4.2 million, respectively, from the exercise of options to purchase common stock.

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

Cash Flow Analysis

A summary of our cash flows for the six months ended June 30, 2013 and 2014 is set forth below (in thousands):

	Six Months Ended June 30,
	2013	2014
Cash and cash equivalents at beginning of period	$18,695	$84,546
Net cash provided by operating activities	675	1,509
Net cash used in investing activities	(2,060)	(71,346)
Net cash provided by financing activities	780	3,695
Effect of exchange rate changes on cash and cash equivalents	(25)	9
Net change in cash and cash equivalents for the period	(630)	(66,133)
Cash and cash equivalents at the end of the period	$18,065	$18,413

Operating Activities

Cash provided by or used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash flows from operating activities of $0.8 million during the six months ended June 30, 2014 compared to the same period in 2013 is due primarily to the increase in net income.

Investing Activities

Cash provided by or used in investing activities primarily consist of purchases, maturities, and sales of marketable securities and purchases of property and equipment.

Cash used in investing activities increased from 2013 to 2014, primarily attributable to purchases of marketable securities. This increase was partially offset by lower spend related to property and equipment purchases which are primarily for computer equipment and software used internally, manufacturing tooling and test equipment that we purchase and own, but is located at our partners’ contract manufacturing locations, furniture and fixtures for our facilities and lab and warehouse equipment for our engineering and supply chain organizations.

Financing Activities

Financing cash flows consist primarily of borrowing against and repayment of long term debt and proceeds from the exercise of options to acquire common stock.

During the six months ended June 30, 2014, we received proceeds of $4.2 million from the exercise of options to purchase common stock.

Net borrowings (repayments) on our term loan agreements were $0.6 million and $(0.6) million for the six months ended June 30, 2013 and 2014, respectively.

Non-GAAP Financial Measures

In addition to our GAAP operating results, we use certain non-GAAP financial measures to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States. Non-GAAP gross margin, non-GAAP income from operations, and non-GAAP net income exclude non-cash expenses related to stock-based compensation as well as gains or losses on inventory purchase commitments. We further exclude expenses related to litigation settlements from non-GAAP income from operations and non-GAAP net income as well as expenses related to stock warrants from non-GAAP net income.

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

Furthermore, we believe it is useful to exclude expenses related to litigation settlements and stock warrants because of the variable and unpredictable nature of these expenses, which are not indicative of past or future operating performance. We believe that past and future periods are more comparable if we exclude those expenses.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$16,736	$18,967	$29,757	$35,203
Stock-based compensation expense in cost of revenue	15	28	31	48
Cost of revenue — inventory purchase commitment	(180)	—	(180)	—
Non-GAAP gross margin	$16,571	$18,995	$29,608	$35,251
Revenue	$32,543	$36,661	$59,114	$68,516
Gross margin percentage	51.4%	51.7%	50.3%	51.4%
Non-GAAP gross margin percentage	50.9%	51.8%	50.1%	51.4%

Reconciliation of Income from Operations to Non-GAAP Income from Operations:
Income from operations	$1,957	$2,031	$479	$1,503
Stock-based compensation expense	870	1,408	1,708	2,655
Cost of revenue — inventory purchase commitment	(180)	—	(180)	—
Litigation settlements	240	35	240	35
Non-GAAP income from operations	$2,887	$3,474	$2,247	$4,193
Revenue	$32,543	$36,661	$59,114	$68,516
Operating margin percentage	6.0%	5.5%	0.8%	2.2%
Non-GAAP operating margin percentage	8.9%	9.5%	3.8%	6.1%

Reconciliation of Net Income (Loss) to Non-GAAP Net Income:
Net income (loss)	$973	$2,011	$(498)	$1,472
Stock-based compensation expense	870	1,408	1,708	2,655
Cost of revenue — inventory purchase commitment	(180)	—	(180)	—
Litigation settlements	240	35	240	35
Convertible preferred stock warrants	762	—	737	—
Non-GAAP net income	$2,665	$3,454	$2,007	$4,162
Non-GAAP net income per common share:
Basic	$1.06	$0.15	$0.80	$0.18
Diluted	$0.13	$0.13	$0.10	$0.16
Weighted-average number of shares:
Basic	2,511	23,715	2,507	23,417
Diluted	20,358	25,671	19,966	25,709

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

Our contractual cash obligations at June 30, 2014 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(in thousands)
Long-term debt obligations, including interest (1)	$2,932	$1,370	$1,463	$99	$—
Operating lease obligations	7,091	1,884	3,607	1,600	—
Settlement agreements	960	920	40	—	—
Purchase commitments	22,309	22,309	—	—	—
Total contractual obligations	$33,292	$26,483	$5,110	$1,699	$—

(1)                                 Interest was calculated on outstanding borrowings at the date indicated in the table above and assumes the rate remains constant during the following years. The credit facility has a variable rate of interest of prime or LIBOR plus 2.50%, as selected by us. The variable rate was 3.25% at June 30, 2014. Term borrowings are payable in equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at June 30, 2014.

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points.  Based on investment positions as of June 30, 2014, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.5 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We are subject to various lawsuits and other claims that arise from time to time in the ordinary course of business. These actions may be based on alleged patent infringement or other matters. For example, on April 23, 2014, Olivistar, LLC (“Olivistar”), a limited liability company organized under the laws of Texas, filed a Complaint against us in the Eastern District of Texas alleging that the our light switches and MyHome App infringe two United States patents that Olivistar owns by assignment. On July 15, 2014, we filed an Answer to Olivistar’s Complaint, which seeks injunctive relief and monetary damages. Based on our preliminary investigation of the patents at issue, we do not believe that the products infringe any valid or enforceable claim. We intend to defend ourselves vigorously with respect to these and any other claims or litigation.

In management’s opinion, we are not currently involved in any legal proceedings that, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

We began our operations in 2003. For substantially all of our history, we have experienced net losses and negative cash flows from operations. As of June 30, 2014, we had an accumulated deficit of $100.6 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not become profitable. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

The market for automation and control solutions for the connected home is increasingly competitive and global. Many large technology companies have expanded into the connected home market by developing their own solutions, or by acquiring other companies with home automation solution offerings. For example, in January 2013, Microsoft Corporation acquired id8 Group R2 Studios Inc., a home entertainment technology company; in February 2014, Google acquired Nest Labs, which manufactures thermostats and smoke detectors; in June 2014, Nest Labs announced its plans to acquire Dropcam, a home-monitoring camera company; and in June 2014, Apple introduced HomeKit, a new framework for communicating with and controlling connected devices in a user’s home. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer superior products and services. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control and automation capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service now offers residential security, energy and automation services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

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

•                  Political or regulatory changes in the markets in which we operate;

•                  The cost of component parts used in our products;

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

As of June 30, 2014, we have developed a global network of over 3,100 active direct dealers and 29 distributors to sell, install and support our solutions. We rely on our dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and maintain most of our existing relationships. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and expanding the mainstream consumer products our dealers offer. If we are unable to expand our network of dealers and distributors, our business could be harmed.

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

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the six months ended June 30, 2014, two contract manufacturers, Sanmina and LiteOn, manufactured 74% of our inventory purchases. Certain of our contract manufacturers and component vendors are located outside of the United States and may be subject to political, economic, social and legal uncertainties that may harm our relationships with these parties. If we fail to manage our relationships with our contract manufacturers or component vendors effectively, or if our contract manufacturers or component vendors experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’ or component vendors’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers or component vendors, we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor can be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

Growth of our business will depend on market awareness and a strong brand, and any failure to develop, maintain, protect and enhance our brand would hurt our ability to retain or attract consumers.

Because of the early stage of development of the mainstream home automation market, we believe that building and maintaining market awareness, brand recognition and goodwill is critical to our success. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful. Our efforts in developing our brand may be affected by the marketing efforts of our competitors, social media commentary and our reliance on our dealers, distributors and strategic partners to promote our brand. If we are unable to cost-effectively maintain and increase positive awareness of our brand, our business, results of operations and financial condition could be harmed.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the six months ended June 30, 2014, we spent $13.9 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

Our gross margins are likely to vary due to consumer demand, product mix, new product introductions, unit volumes, commodity and supply chain costs, product delivery costs, geographic sales mix, excess and obsolete inventory and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new solutions in a timely manner at the cost we expect, or if consumer demand for our solutions is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react that lower our margins, then our overall gross margin will be less than we project. The impact of these factors on gross margins can create unanticipated fluctuations in our results of operations, which may cause volatility in our stock price.

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

Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act, and we continue to take advantage of the exemptions available to us through the JOBS Act.

We are currently undertaking the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Sanmina and LiteOn, two of our contract manufacturers that manufactured 74% of our inventory purchases for the six months ended June 30, 2014, have manufacturing facilities located in China. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our solutions from dealers and distributors in the region, which may harm our results of operations for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

We have a limited history of marketing, selling, and supporting our products and services internationally. However, consumers in countries outside of North America accounted for 22% of our revenue for the six months ended June 30, 2014, and we expect that percentage to grow in the future. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets.

If we are not able to increase the sales of our solutions to consumers located outside of North America, our results of operations or revenue growth may be harmed. In addition, in connection with our expansion into foreign markets, we are a receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our net sales as expressed in U.S. dollars. There is also a risk that we will have to adjust local currency product pricing due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

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

•                  Difficulties in managing and staffing international operations, including differences in labor laws, which may result in higher personnel-related liabilities and expenses;

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

We monitor the use of all open source software in our products, solutions, processes and technology and seek to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution when we do not wish to do so. Despite these precautions, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our solutions without our knowledge or if we have otherwise incorporated unfavorable open source software into our solutions, we could, under certain circumstances, be required to disclose the related source code to our solutions. This could harm our intellectual property position and our business, results of operations and financial condition.

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

As of June 30, 2014, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 54.7% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Date: August 4, 2014		CONTROL4 CORPORATION

	By:	/s/ Dan Strong
Dan Strong
Chief Financial Officer
(Principal Financial and Accounting Officer)