Form 10-Q
period 2014-09-30
CONTROL4 CORP
filed 2014-10-31
CIK 1259515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On October 24, 2014, 23,880,867 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	September 30,
	2013	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,546	$17,450
Restricted cash	—	325
Short-term investments	—	48,730
Accounts receivable, net	15,064	19,215
Inventories	15,312	15,546
Prepaid expenses and other current assets	1,773	2,179
Total current assets	116,695	103,445
Property and equipment, net	3,943	4,208
Long-term investments	—	23,225
Intangible assets, net	928	1,570
Goodwill	—	99
Other assets	1,120	1,144
Total assets	$122,686	$133,691
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,314	$14,217
Accrued liabilities	6,821	4,902
Deferred revenue	644	743
Current portion of notes payable	1,138	1,013
Total current liabilities	21,917	20,875
Notes payable	1,828	1,106
Other long-term liabilities	467	440
Total liabilities	24,212	22,421
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 22,785,104 and 23,870,761 shares issued and outstanding at December 31, 2013 and September 30, 2014 (unaudited), respectively	2	2
Additional paid-in capital	200,545	209,187
Accumulated deficit	(102,084)	(97,849)
Accumulated other comprehensive income (loss)	11	(70)
Total stockholders’ equity	98,474	111,270
Total liabilities and stockholders’ equity	$122,686	$133,691

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(unaudited)		(unaudited)

Revenue	$33,641	$39,120	$92,755	$107,636
Cost of revenue	16,592	18,847	46,129	52,160
Cost of revenue — inventory purchase commitment	—	—	(180)	—
Gross margin	17,049	20,273	46,806	55,476
Operating expenses:
Research and development	6,409	6,647	18,670	20,519
Sales and marketing	5,596	6,876	16,597	19,541
General and administrative	3,002	3,530	8,613	10,658
Litigation settlements	200	10	440	45
Total operating expenses	15,207	17,063	44,320	50,763
Income from operations	1,842	3,210	2,486	4,713
Other income (expense):
Interest, net	(205)	24	(412)	25
Other income (expense), net	197	(221)	(709)	(150)
Total other income (expense)	(8)	(197)	(1,121)	(125)
Income before income taxes	1,834	3,013	1,365	4,588
Income tax expense	(103)	(250)	(132)	(353)
Net income	$1,731	$2,763	$1,233	$4,235
Net income per common share:
Basic	$0.12	$0.12	$0.19	$0.18
Diluted	$0.07	$0.11	$0.06	$0.16
Weighted-average number of shares:
Basic	14,389	23,840	6,511	23,559
Diluted	23,556	25,590	21,206	25,671

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(unaudited)		(unaudited)
Net income	$1,731	$2,763	$1,233	$4,235
Other comprehensive income (loss):
Foreign currency translation adjustment	12	(53)	6	(35)
Net unrealized losses on available-for-sale investments	—	(46)	—	(46)
Total other comprehensive income (loss)	12	(99)	6	(81)
Comprehensive income	$1,743	$2,664	$1,239	$4,154

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2014
	(unaudited)

Operating activities
Net income	$1,233	$4,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,609	1,880
Amortization of intangible assets	218	330
Provision for doubtful accounts	112	271
Gain on inventory purchase commitment	(180)	—
Stock-based compensation	2,648	3,994
Excess tax benefit from exercise of options for common stock	—	(18)
Warrant liability expense	709	—
Changes in assets and liabilities:
Accounts receivable	(2,978)	(4,338)
Inventories	(2,947)	(175)
Restricted cash	—	(334)
Prepaid expenses and other current assets	(98)	(402)
Other assets	(243)	(24)
Accounts payable	2,150	956
Accrued liabilities	(838)	(2,072)
Deferred revenue	95	99
Other long-term liabilities	(1,138)	(26)
Net cash provided by operating activities	352	4,376
Investing activities
Purchases of available-for-sale investments	—	(86,765)
Proceeds from sales of available-for-sale investments	—	2,850
Proceeds from maturities of available-for-sale investments	—	11,915
Purchases of property and equipment	(2,575)	(2,148)
Business acquisitions, net of cash acquired	(88)	(1,116)
Net cash used in investing activities	(2,663)	(75,264)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	65,556	—
Proceeds from exercise of options for common stock	367	4,630
Excess tax benefit from exercise of options for common stock	—	18
Proceeds from notes payable	1,145	—
Repayment of notes payable	(986)	(847)
Net cash provided by financing activities	66,082	3,801
Effect of exchange rate changes on cash and cash equivalents	19	(9)
Net decrease in cash and cash equivalents	63,790	(67,096)
Cash and cash equivalents at beginning of period	18,695	84,546
Cash and cash equivalents at end of period	$82,485	$17,450
Supplemental disclosure of cash flow information
Cash paid for interest	$419	$150
Cash paid for taxes	131	227
Supplemental schedule of non-cash investing and financing activities
Options for common stock granted in connection with a business acquisition	174	—
Elimination of liability upon net exercise of warrants to purchase preferred stock	1,310	—
Conversion of redeemable convertible preferred stock to common stock	116,313	—

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive income and cash flows are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or any other future interim or annual period.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2014. The December 31, 2013 consolidated balance sheet included herein was derived from the audited financial statements as of that date.

Reclassifications

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation. A reclassification was made from general and administrative expenses to other income (expense) related to foreign currency transaction gains (losses). As a result, income from operations is impacted by $0.2 million for the three months ended September 30, 2013, and by $10,000 for the nine months ended September 30, 2013, but this reclassification did not impact previously reported net income, or related per share amounts, for either period. In addition, a reclassification was made related to international hospitality revenue previously disclosed as United States hospitality revenue. The reclassification did not materially impact previous disclosures related to geographic information. Furthermore, this reclassification had no effect on previously reported amounts related to total revenue, income from continuing operations, net income or related per share amounts, and does not impact previous disclosures regarding concentrations of revenue.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in United States dollars, except for sales to dealers and distributors located in the United Kingdom and the European Union, which are generally denominated in pounds sterling and the euro, respectively. There were no individual account balances greater than 10% of total accounts receivable at December 31, 2013 and September 30, 2014.

No dealer or distributor accounted for more than 10% of total revenue for the three and nine months ended September 30, 2013 and 2014.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. With the exception of Canada, no single foreign country accounted for more than 10% of total revenue for the three and nine months ended September 30, 2013 and 2014. The following table sets forth revenue from the United States, Canada and all other international dealers and distributors combined (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue-United States	$22,140	$25,517	$60,933	$71,211
Revenue-Canada	3,641	4,140	10,690	10,802
Revenue-all other international sources	7,860	9,463	21,132	25,623
Total revenue	$33,641	$39,120	$92,755	$107,636

International revenue (excluding Canada) as a percent of total revenue	23%	24%	23%	24%

Use of Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to revenue recognition, sales returns, provisions for doubtful accounts, asset impairment, product warranty, inventory obsolescence, litigation, determination of fair value of stock options, deferred tax asset valuation allowances and income taxes. Actual results may differ from those estimates.

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

The following table presents the changes in the product warranty liability (in thousands):

Warranty Liability
Balance at December 31, 2013	$1,213
Warranty costs accrued	679
Warranty claims	(778)
Balance at September 30, 2014	$1,114

Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net income per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options and the assumed conversion of outstanding convertible preferred stock and warrants using the if-converted method. In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, as any additional common shares would be anti-dilutive.

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Numerator:
Net income	$1,731	$2,763	$1,233	$4,235
Denominator:
Weighted average common stock outstanding for basic net income per common share	14,389	23,840	6,511	23,559
Effect of dilutive securities—stock options, convertible preferred stock, and warrants to purchase common stock and preferred stock	9,167	1,750	14,695	2,112
Weighted average common shares and dilutive securities outstanding	23,556	25,590	21,206	25,671

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Convertible preferred stock	—	—	—	—
Options to purchase common stock	253	1,245	355	912
Warrants to purchase common stock	—	—	—	—
Warrants to purchase preferred stock	—	—	1	—
Total	253	1,245	356	912

Restricted Cash

Restricted cash as of September 30, 2014, is composed of a guarantee made by our subsidiary in the United Kingdom to HM Revenue & Customs related to a customs duty deferment account.

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

In August 2014, the FASB issued ASU 2014-15, ‘‘Presentation of Financial Statements — Going Concern (Subtopic 205-40).’’ The amended guidance requires an entity to prepare financial statements under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting, if liquidation of the entity becomes imminent. The guidance is effective for the annual period ending on December 31, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have an impact on the Company’s results of operations, financial position, or cash flows.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,	September 30,
	2013	2014
Finished goods	$14,061	$14,689
Component parts	1,251	857
	$15,312	$15,546

Property and equipment, net consisted of the following (in thousands):

	December 31,	September 30,
	2013	2014
Computer equipment and software	$4,152	$4,240
Lab and warehouse equipment	2,374	2,737
Manufacturing tooling and test equipment	2,652	2,655
Furniture and fixtures	2,046	2,587
Leasehold improvements	1,450	1,646
Marketing equipment	604	662
	13,278	14,527
Less: accumulated depreciation	(9,335)	(10,319)
	$3,943	$4,208

Intangible assets, net consisted of the following (in thousands):

	December 31,	September 30,
	2013	2014
Acquired technology	$1,678	$2,650
Less: accumulated amortization	(750)	(1,080)
	$928	$1,570

Other assets consisted of the following (in thousands):

	December 31,	September 30,
	2013	2014
Prepaid licensing	$716	$653
Deposits	404	491
	$1,120	$1,144

Accrued liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2013	2014
Sales returns and warranty accruals	$2,137	$2,075
Compensation accruals	3,233	1,569
Other accrued liabilities	544	1,238
Current portion of settlement obligations	907	20
	$6,821	$4,902

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

The fair values for substantially all of the Company’s financial assets are based on quoted prices in active markets or observable inputs. For Level 2 securities, the Company uses a third-party pricing service which provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application and corroborative information.

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three and nine months ended September 30, 2014, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.  The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of December 31, 2013 and September 30, 2014 (in thousands):

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments

Cash	$5,533	$—	$—	$5,533	$5,533	$—	$—

Level 1:
Money market funds	79,013	—	—	79,013	79,013	—	—
Subtotal	79,013	—	—	79,013	79,013	—	—

Total	$84,546	$—	$—	$84,546	$84,546	$—	$—

	September 30, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments

Cash	$8,310	$—	$—	$8,310	$8,310	$—	$—

Level 1:
Money market funds	8,440	—	—	8,440	8,440	—	—
Subtotal	8,440	—	—	8,440	8,440	—	—

Level 2:
Asset-backed securities	4,461	—	(3)	4,458	—	—	4,458
Corporate bonds	54,146	4	(47)	54,103	—	37,837	16,266
Commercial paper	11,593	—	—	11,593	700	10,893	—
U.S. agency securities	2,501	—	—	2,501	—	—	2,501
Subtotal	72,701	4	(50)	72,655	700	48,730	23,225

Total	$89,451	$4	$(50)	$89,405	$17,450	$48,730	$23,225

As of September 30, 2014, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three and nine months ended September 30, 2014, the Company did not recognize any significant impairment charges.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, accounts payable and accrued liabilities approximate their fair value because of the short term nature of the accounts. The fair value of the notes payable approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company (see Note 4).  As a result, the balance of the notes payable is categorized within the Level 2 fair value hierarchy.

4. Long-Term Obligations

Loan and Security Agreement

In June 2013, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”), which consists of a revolving credit facility of $13.0 million (subject to certain borrowing base restrictions) and term borrowings to fund purchases of property and equipment. All borrowings under the SVB Agreement are collateralized by the general assets of the Company. The revolving credit facility has a variable rate of interest of prime (as published in the Wall Street Journal) or LIBOR plus 2.50%, as selected by the Company. The rate was 3.25% at September 30, 2014. In addition, the Company pays an annual commitment fee of $20,000 and a quarterly unused line of credit fee of 0.375% based on the difference between the borrowing commitment of $13.0 million and the then current balance. In addition, the SVB Agreement provided for term borrowings to fund purchases of property and equipment through May 2014. Term borrowings are payable in 42 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at September 30, 2014.

Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to the Company’s accounts receivable and inventory levels. As of September 30, 2014, the total borrowing capacity was approximately $13.0 million, and no borrowings were outstanding. The revolving credit facility has a maturity date of May 29, 2015.

The SVB Agreement contains various restrictive and financial covenants and the Company was in compliance with each of these covenants as of September 30, 2014.

5. Income Taxes

In order to determine the quarterly provision for income taxes, the Company considers the estimated annual effective tax rate, which is based on expected annual taxable income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense was $0.1 million and $0.3 million for the three months ended September 30, 2013 and 2014, respectively, or approximately 6% and 8% of income before income taxes, respectively.  Income tax expense was $0.1 million and $0.4 million for the nine months ended September 30, 2013 and 2014, respectively, or approximately 10% and 8% of income before income taxes, respectively.  The effective tax rate for the three and nine months ended September 30, 2014 differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, state income taxes, foreign income taxes, U.S. federal alternative minimum tax, and incentive stock options.

Significant judgment is required in determining our provision for income taxes, recording valuation allowances against deferred tax assets and evaluating our uncertain tax positions. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, we have a full valuation allowance against our deferred tax assets. To the extent that we generate positive income and expect, with reasonable certainty, to continue to generate positive income we may release all or a portion of our valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets, a decrease to income tax expense for the period such release is made. In addition, our effective tax rate in subsequent periods would increase, and more closely approximate the federal statutory rate of 34%, after giving consideration to state income taxes, foreign income taxes and effect of exercising incentive stock options.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Hong Kong, China and India. The Company is subject to examination in the United States, the United Kingdom, Hong Kong, China, and India as well as various state jurisdictions. As of September 30, 2014, the Company was not under examination by any tax authorities. Tax years beginning in 2010 are subject to examination by tax authorities in the United States, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Tax years beginning in 2011 are subject to examination by the taxing authorities in Hong Kong. Tax years beginning in 2012 are subject to examination by the taxing authorities in the United Kingdom, China, and India.

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

A summary of stock option activity for the nine months ended September 30, 2014 is presented below:

	Shares Subject to Options Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2013	4,905,214		$6.31
Granted	1,060,278	$10.91	19.34
Exercised	(1,077,534)		4.29
Expired	(136)		7.40
Forfeited	(69,338)		15.53
Balance at September 30, 2014	4,818,484		9.47

Exercisable options at September 30, 2014	2,786,424		5.86	5.1
Vested and expected to vest at September 30, 2014	4,627,382		9.21	6.5

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Exercise Price	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)
$0.52 - 1.72	$0.98	52,095	0.8	52,095	0.8
1.97 - 3.38	2.41	383,489	1.6	383,489	1.6
3.58 - 6.14	5.54	1,855,137	5.3	1,625,426	5.1
6.34 - 9.94	8.27	1,044,732	7.5	586,174	7.3
11.28 - 16.97	12.77	656,299	8.4	121,117	6.3
17.66 - 22.92	21.01	826,732	9.4	18,123	8.9
		4,818,484		2,786,424

For the stock option awards vested during the three and nine months ended September 30, 2014, the total fair value was $1.0 million and $3.4 million, respectively. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

For the nine months ended and as of September 30, 2014
Options Exercised	$17,856
Options Exercisable	19,883
Options Vested and Expected to Vest	23,644

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Expected volatility	57%	57-58%	56-59%	56-60%
Expected dividends	0%	0%	0%	0%
Expected terms (in years)	5.5-6.1	6.1	3.3-7.2	3.8-6.1
Risk-free rate	1.5-1.7%	1.8-1.9%	0.8-1.7%	1.1-2.0%

Total stock-based compensation expense has been classified as follows in the accompanying statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Cost of revenue	$15	$29	$46	$77
Research and development	419	562	974	1,682
Sales and marketing	187	296	543	810
General and administrative	319	452	1,085	1,425
Total stock-based compensation expense	$940	$1,339	$2,648	$3,994

At September 30, 2014, there was $16.1 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 3.0 years.

7. Related Party Transactions

The Company has entered into sales agreements with companies affiliated with certain of its investors. The following table sets forth revenue from product sales to these companies (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Company 1	$694	$1,011	$2,059	$2,601
Company 2	—	139	128	542
Company 3	262	9	748	11
Company 4	4	—	423	—
	$960	$1,159	$3,358	$3,154

As of December 31, 2013 and September 30, 2014, the Company had accounts receivable from these companies totaling $0.6 million and $0.9 million, respectively.  Purchase and payment terms with these related parties are consistent with other non-affiliated companies.

8. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space under operating leases that expire between 2015 and 2018. The terms of the leases include periods of free rent, options for the Company to extend the leases (three to five years) and increasing rental rates over time. The Company recognizes rental expense under these operating leases on a straight line basis over the lives of the leases and has accrued for rental expense recorded but not paid.

Rental expense was approximately $0.3 million and $0.5 million for the three months ended September 30, 2013 and 2014, respectively, and $1.0 million and $1.3 million for the nine months ended September 30, 2013 and 2014, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of September 30, 2014 (in thousands):

2014	$466
2015	1,917
2016	1,811
2017	1,578
2018	835
$6,607

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through May 2015 totaling approximately $25.4 million at September 30, 2014.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2014.

Employment Agreements

The Company has signed employment agreements with certain executive officers who are entitled to receive certain benefits if their employment is terminated by the Company, including severance payments, accelerated vesting of stock options and continuation of certain insurance benefits.

Legal Matters

The Company is subject to various lawsuits and other claims that arise from time to time in the ordinary course of business. These actions may be based on alleged patent infringement or other matters. For example, on April 23, 2014, Olivistar, LLC (“Olivistar”), a limited liability company organized under the laws of Texas, filed a Complaint against the Company in the Eastern District of Texas alleging that the Company’s light switches and MyHome App infringe two United States patents that Olivistar owns by assignment. On July 15, 2014, the Company filed an Answer to Olivistar’s Complaint, and on August 8, 2014, the parties entered into a settlement agreement, which resulted in Olivistar dismissing its Complaint with prejudice.

On August 12, 2014 and September 16, 2014, respectively, the Company received letters from Nokia Corporation alleging that the Company manufactures or supplies products that practice IEEE 802.11 Standards related to wireless technology, and that Nokia is the owner of a portfolio of patents essential to that standard. The Company is conducting an investigation of the claims made by Nokia regarding its patent portfolio. Nokia has not initiated litigation against the Company, but the Company believes that Nokia may do so. The Company intends to defend itself vigorously with respect to this and any other claims or litigation.

The Company establishes reserves for specific liabilities in connection with legal actions that it deems to be probable and estimable. In management’s opinion, the Company is not currently involved in any legal proceedings other than specifically identified above, that individually or in the aggregate, could have a material effect on the Company’s financial condition, operations, or cash flows. Currently, a range of loss associated with any individual material legal proceeding cannot be reasonably estimated.

9. Acquisition

On September 10, 2014, Control4 Corporation (“Control4”), through its wholly owned subsidiary, Control4 EMEA, LTD (“Control4 EMEA”), completed the acquisition of Extra Vegetables Limited, a company incorporated in England and Wales (“Extra Vegetables”), pursuant to a Stock Purchase Agreement dated August 28, 2014, by and among Control4 EMEA and all of the shareholders of Extra Vegetables (the “Purchase Agreement”). Extra Vegetables developed integration modules and third-party device drivers for Control4 and other third-party home automation systems.

Pursuant to the terms of the Purchase Agreement, Control4 EMEA purchased all of the issued and outstanding shares of Extra Vegetables from its shareholders (each a “Selling Shareholder,” and together, the “Selling Shareholders”) and Extra Vegetables became a wholly owned subsidiary of Control4 EMEA. Each Selling Shareholder also agreed to become an employee of Control4 EMEA or Control4. The total consideration transferred was $0.9 million in cash, which included a base purchase price of $0.7 million and $0.2 million as payment for the Company’s net working capital.

Total consideration transferred was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary fair values at the acquisition date as set forth below, with such preliminary fair values being subject to final review and analysis and consideration of the tax implications of the fair value allocations. While, from the acquisition date, the Extra Vegetables products will be provided without charge of a separate fee, the Company believes that the acquisition of Extra Vegetables will strengthen the Company’s interoperability development efforts for the connected home, accelerate the development and time-to-market for essential third-party device drivers, offer more comprehensive technical support, deliver better functionality, and provide more integration opportunities, while eliminating complexity for the Company’s dealers and distributors managing multiple vendors, licensing, and permission models. Management estimated the fair values of tangible and intangible asset and liabilities in accordance with the applicable accounting guidance for business combinations. The preliminary amount of consideration transferred is subject to potential adjustments in the event that the accounts receivable becomes uncollectible or preliminary estimates of accrued liabilities, including income taxes payable, are inaccurate. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

The Company’s preliminary allocation of consideration transferred for Extra Vegetables is as follows (in thousands):

Estimated Fair Value
Cash	$265
Other assets acquired	125
Intangible assets	596
Goodwill	79
Total assets acquired	1,065
Taxes payable	175
Other liabilities assumed	8
Total net assets acquired	$882

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of developed technology and non-compete agreements, which had preliminary estimated fair values of $574,000 and $22,000, respectively. The assets were measured at fair value reflecting the highest and best use of nonfinancial assets in combination with other assets and liabilities using an income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using a discount rate of 22%, which is based on the estimated internal rate of return for the acquisition and represents the rate that market participants might use to value the intangible assets. The projected cash flows were determined using key assumptions such as: estimates of revenues and operating profits; the time and resources needed to recreate integration modules and drivers; the life of the product; and associated risks related to viability and product alternatives. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of four years for developed technology and two years for non-competition agreements. This amortization is not deductible for income tax purposes.

Goodwill

The $79,000 of goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to Extra Vegetables’ assembled workforce as well as the benefits expected from combining the Company’s research and engineering operations with Extra Vegetables’. This goodwill is not deductible for income tax purposes.

Other

From the date of acquisition through September 30, 2014, the Company recorded revenue and net income associated with Extra Vegetables of approximately $7,000 and $3,500, respectively. Additionally, the Company incurred, and expects to incur, approximately $95,000 in total acquisition-related costs accounted for in general and administrative expenses.

Pro Forma Information

The unaudited pro forma information presented below includes the effects of the Extra Vegetables acquisition as if it had been consummated as of January 1, 2013, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, including adjustments related to the amortization of acquired intangible assets. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings, which may result from the consolidation of Extra Vegetables. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations. In fact, the Company plans to provide the Extra Vegetables products in Control4’s driver database and make them freely available to Control4 dealers through the Company’s installation software; therefore, the Company will not generate any direct, stand-alone product revenue from the Extra Vegetables technology in future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(in thousands)
Revenue	$33,961	$39,443	$93,691	$108,724
Income from operations	2,046	3,433	3,095	5,460
Net income	$1,868	$2,936	$1,661	$4,792
Net income per share, basic	$0.13	$0.12	$0.26	$0.20
Net income per share, diluted	$0.08	$0.11	$0.08	$0.19

10. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2013	$—
Current period acquisitions	99
Balance at September 30, 2014	$99

For a discussion of the significant changes in goodwill, see Note 9. The Company’s goodwill is not deductible for income tax purposes.

Intangible assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of December 31, 2013 and September 30, 2014 (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$1,647	$(742)	$905
Non-competition agreements	31	(8)	23
Total intangible assets	$1,678	$(750)	$928

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$2,597	$(1,060)	$1,537
Non-competition agreements	53	(20)	33
Total intangible assets	$2,650	$(1,080)	$1,570

For a discussion of the significant changes in intangible assets, see Note 9. The weighted average amortization period is 4.4 years for developed technology, 2.0 years for non-competition agreements, and 4.3 years in total.

The Company recorded amortization expense during the respective periods for these intangible assets as follows: (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Amortization of intangible assets	$83	$134	$218	$330

Amortization of finite lived intangible assets as of September 30, 2014 is as follows for the next four years (in thousands):

Amount
2014	$160
2015	612
2016	418
2017	237
2018	143
$1,570

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our operations, financial condition and cash flows. MD&A is organized as follows:

•                  Overview.  Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•                  Factors and Trends Affecting our Performance.  A summary of certain market factors and trends that we believe are important to our business that we must successfully address in order to continue to grow our business.

•                  Key Operating and Financial Metrics.  Key operating and financial metrics that we use to evaluate and manage our business.

•                  Results of Operations.  An analysis of our financial results comparing 2014 to 2013.

•                  Liquidity and Capital Resources.  An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and potential sources of liquidity.

•                  Non-GAAP Financial Measures. A reconciliation of certain non-GAAP financial measures used by management to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans.

•                  Contractual Obligations and Off-Balance Sheet Arrangements.  An overview of contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of September 30, 2014, including expected payment schedule.

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

We derive virtually all of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home. In 2013, we derived a smaller portion of our revenue from licensing our MyHome software, which allows consumers to access their home control system from within their home using their smartphone, tablet or laptop. In April 2013, we began bundling the MyHome software licenses with our controller appliances. As a result, we began selling MyHome software licenses only to legacy system owners. Sales of individual MyHome software licenses have declined since April 2013 and are insignificant in 2014. We also generate revenue from the sale of annual subscriptions to our 4Sight subscription service, which allows consumers to remotely access and control their home control system, as well as receive alerts regarding activities in their home. 4Sight also allows dealers to perform remote diagnostic services.

Consumers purchase our products from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors design and install a solution to fit the specific needs of each consumer, whether it is a one-room home theatre solution or a whole-home automation solution that includes the integration of music, video, lighting, temperature, security and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry. Core revenue does not include revenue from sales to hotels or certification fees paid to us. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. During the year ended December 31, 2013, we sold our products directly to over 3,000 active direct dealers in the United States, Canada, the United Kingdom and 43 other countries, and partnered with 29 distributors to cover an additional 41 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, billing and service for dealers in each of those countries.

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

Our revenue growth has resulted primarily from a combination of adding new dealers and distributors to our sales channels, as well as increasing revenue from existing dealers and distributors by enhancing and expanding our product offerings and solutions and delivering enhanced dealer installation and marketing tools. For example, during the third quarter of 2014 we announced the release of our new operating system, Control4 OS 2.6 and Composer Express, a mobile configuration tool that enables Control4 Dealers to simplify and accelerate the set-up process for home automation systems.  In addition, during 2014, we announced a new initiative to encourage customers to upgrade legacy Control4 systems with our current primary controllers, so that they can enjoy better system performance, the latest Control4 OS, an improved user experience and enhanced functionality and features.

To date, nearly all of our revenue growth has been organic. We have completed small acquisitions, but those acquisitions have been technology and distribution-related and have not contributed materially to our revenue. For example, during the third quarter of 2014, we acquired the operations of two small technology businesses.  In July 2014, we acquired the home automation products and related intellectual property assets of Card Access, Inc. (“Card Access”), an engineering and technology company based in Utah. We previously sold these products through a distribution agreement with Card Access. We determined the Card Access acquisition to be an immaterial transaction. In September 2014, we acquired Extra Vegetables, Ltd (“Extra Vegetables”), a UK-based company that developed integration modules and third-party drivers for Control4 and other third-party home automation systems. While the acquired drivers will be provided in Control4’s driver database and made freely available to Control4 dealers through our installation software, the acquisition will strengthen the Company’s interoperability strategy. We plan to continue to identify, acquire and integrate strategic technologies, assets and businesses that we believe will enhance the overall strength of our business. The purchase of these products and technologies will allow us to streamline sales, technical support and training, enhancing our dealers’ ability to grow their businesses.

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

Factors and Trends Affecting Our Performance

A number of industry trends have facilitated our growth over the past several years, including the proliferation of connected devices and the ubiquity and growth of network-enabled homes. From smartphones to smart watches to smart cars, technology is transforming nearly every aspect of our lives, streamlining daily routines and providing quick, easy access to the capabilities and content we want most. Not only are new technologies providing convenience on-the-go, but they are becoming increasingly accessible.

From 2006 through 2008, the majority of our sales were for use in new, single-family homes. During the slowdown in the new housing market beginning in 2008, our dealers redirected their focus to existing homes, and today, we estimate that the majority of our installations are in existing homes. We expect that future increases in either new home construction or existing home renovations will have a positive impact on our revenue. In February 2014, we announced an initiative with Toll Brothers, Inc., a leading home builder in the United States, for Toll Brothers to offer several pre-configured Control4 automation packages to prospective home buyers through on-site product demonstrations, videos, marketing collateral and other materials. Since that time, we have focused our efforts on identifying and training 28 Toll Brothers authorized Control4 dealers, as well as distributing sales and marketing packages and materials to model homes and design studios in seven developments in the key regions. Toll Brothers dealers are now actively selling Control4 solutions to prospective homebuyers for these developments. Additionally, we plan to begin working with other national builders on similar strategic alliance terms. Furthermore, we continue to work regionally, throughout the U.S., with our dealers and their local builders to enable hundreds of new housing projects and multi-dwelling communities with Control4 automation for intelligent lighting, aware and efficient heating and cooling, interactive audio & video intercom, and sensors to improve safety and security. In many of these markets, dealers and builders are taking advantage of our regional builder program, whereby the developer commits to install an entry-level Control4 base package in every unit as a standard offering, providing our dealers the opportunity to up-sell additional Control4 solutions to the owner before initial move-in.

We believe that the growth of our business and our future success are dependent upon many factors, including the rates at which consumers adopt our products and services, our ability to strengthen and expand our dealer and distributor network, our ability to expand internationally and our ability to meet competitive challenges. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain or expand the growth of our business and improve our results of operations. These challenges include:

•                  Increasing Adoption Rates of Our Products and Services.  We are focused on increasing adoption rates of our products and services through enhancements to our software platform and product offerings. We intend to accomplish these enhancements through both continued investment in research and development activities and acquisitions of complementary businesses and technologies.

•                  Increasing Our Brand Awareness.  Our historical marketing efforts have been focused on attracting and retaining qualified dealers and distributors and providing them with consumer-facing materials and tools to market to prospects on their own. We recently expanded activities to drive online awareness and sales leads in their local markets. As a result, traffic to our dealers’ sites has increased over 75% since the launch of these initiatives in late 2013. As we begin the planning process for 2015, we look to expand our consumer marketing activities more aggressively to further accelerate lead generation and drive brand awareness in targeted local markets. In September 2014, we hired an advertising agency and are now developing our end-user marketing strategy.

•                  Optimizing Our North America Dealer Network.  We intend to continue to optimize the performance of and expand our network of dealers in North America to ensure that we have geographic coverage and technical expertise to address our existing markets and new markets into which we plan to expand. We have added, and expect to continue to add, field sales and service personnel to assist in the optimization of our North America channel.

•                  Expanding our International Dealer and Distributor Network.  We believe that our future growth will be significantly impacted by our ability to expand our dealer and distributor network outside of North America, adapt our products and services to foreign markets and increase our brand awareness internationally. In particular, we believe that we will have significant opportunities to expand our business in emerging markets such as China and India. We have added, and expect to continue to add, field sales and service personnel to assist in the optimization of our international channels.

•                  Managing Competition.  The market for home automation is fragmented, highly competitive and continually evolving. A number of large technology companies such as Apple, Google, Microsoft and Samsung offer device control capabilities among some of their own products, applications and services and could be engaged in ongoing development efforts to address the broader home automation market. For example, during 2014, Google acquired Nest Labs, Inc. which manufactures thermostats and smoke detectors; Nest Labs, Inc. acquired Dropcam, a home-monitoring camera company; Apple introduced HomeKit, a new framework for communicating with and controlling connected devices in a user’s home; and Samsung acquired home automation startup SmartThings. Our ability to gain significant market share in the home automation market and interoperate with the new technologies developed by other large technology companies over the next several years will be key factors in our ability to continue to grow our business and meet or exceed our future expectations.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Authorized dealers at the beginning of the period	2,476	2,605	2,388	2,544
Additions	67	69	219	238
Terminations	(20)	(36)	(84)	(144)
Authorized dealers at the end of the period	2,523	2,638	2,523	2,638
Number of active, authorized dealers	2,457	2,566	2,457	2,566
% of active, authorized dealers	97%	97%	97%	97%

International Direct Dealers

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Authorized dealers at the beginning of the period	701	732	629	635
Additions	36	40	113	142
Terminations	(137)	(12)	(142)	(17)
Authorized dealers at the end of the period	600	760	600	760
Number of active, authorized dealers	554	670	554	670
% of active, authorized dealers	92%	88%	92%	88%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Number of controller appliances sold	16,154	20,230	49,120	53,970

Core revenue growth	18%	15%	19%	16%
International Core revenue as a percentage of total revenue	23%	23%	22%	22%

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

Our active international direct dealer network is generally growing at a faster rate than our active North America dealer network, and we expect this trend to continue as we increase our presence in new and existing international markets. In addition, in some international markets, we plan to establish direct relationships with selected dealers that we previously served through distributors, which we expect will further increase our number of direct international dealers. The number of active international dealers increased 21% between the nine months ended September 30, 2013 and 2014, compared to an increase of 4% in the number of active North American direct dealers during the same period.

While we believe that we continue to have significant international opportunities, it is difficult to anticipate the exact timing and amount of growth, particularly in new and emerging markets. During the nine months ended September 30, 2014, we experienced 20% year-over-year growth in International Core revenue, driven primarily by strong sales in one of our more mature geographies, the United Kingdom. Divergent regional and local economic and political trends, particularly relating to new home construction and strengthening of the U.S. dollar versus certain local currencies are examples of challenges we must address in order to continue our international expansion. Such challenges may cause our growth rate to be slower than anticipated, offsetting our efforts to expand into these emerging geographies. That said, we are starting to see increasing revenue growth in China and India, suggesting that our investments in those markets, including the opening of technical support and training centers in the third quarter of 2013, are contributing to increased contribution margin and profitability.

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

During the three and nine months ended September 30, 2014, we sold 20,230 and 53,970 controllers, respectively, compared to 16,154 and 49,120 controllers sold in the same periods in 2013. Controller sales grew 25% during the three months ended September 30, 2014 compared to 2013. This compares to our overall growth in revenue of 16% during the same period. The higher growth rate in controller sales during the three months ended September 30, 2014 is due primarily to sales promotions on our HC-250 and HC-800 controllers during the month of September. Year to date controller sales are up only 10% as a result of a reduction in the total number of controllers sold during the first quarter of 2014 compared to the same period in 2013. The year over year reduction in the first quarter of 2014 was due primarily to the increase in controller pricing implemented in the second quarter of 2013.  In the first quarter of 2013, we announced a price increase on our HC-250 and HC-800 controllers to be effective on April 1, 2013. That pricing announcement resulted in a significant number of controllers sold late in the first quarter of 2013, in advance of the price change. Our total revenue for controller sales was higher in the first quarter of 2014 compared to the first quarter of 2013 as our average selling price per controller sold increased by 21%.

Core Revenue Growth

The majority of our revenue comes from sales of our products through our distribution channels comprised of dealers in the United States and Canada, and dealers and distributors located throughout the rest of the world. We refer to revenue attributable to sales through dealers located in the United States and Canada as North America Core revenue, and revenue attributable to sales through dealers and distributors located throughout the rest of the world as International Core revenue. Core revenue does not include revenue from sales to hotels or certification fees paid to us. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be attributable to large projects and will continue to be uneven from period to period. We therefore believe that our Core revenue growth is a good measure of our market penetration and the growth of our business.

International Core Revenue as a Percentage of Total Revenue

We believe that the international market represents a large and underpenetrated opportunity for us. In recent years, we have established offices in the U.K., China, and India, we have formed relationships with international dealers and distributors, and we have expanded foreign language support for our solutions. We track International revenue as a percentage of total revenue as a key measure of our success in expanding our business internationally.

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International and a further breakdown between our Core revenue and other revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)
North America Core Revenue	$25,353	$29,098	$70,752	$81,081
International Core Revenue	7,710	8,916	20,060	24,125
Other Revenue	578	1,106	1,943	2,430
Total Revenue	$33,641	$39,120	$92,755	$107,636
North America Core Revenue as a % of Total Revenue	75%	74%	76%	75%
International Core Revenue as a % of Total Revenue	23%	23%	22%	22%

North America Core revenue increased by $3.7 million, or 15%, and $10.3 million, or 15%, in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily as a result of a net increase in the number of active direct dealers selling our products and services and an increase in sales from existing direct dealers. During the second quarter of 2014, we experienced slower than anticipated sales in Canada, which impeded our year over year growth in North America. The revenue decline in Canada was due primarily to the timing of sales to several large dealers, turnover in our field sales team in Canada and general softness in the Canadian housing market. We saw a reversal of this trend in the third quarter. Core revenue in Canada increased by $0.5 million, or 14%, and $0.1 million, or 1%, respectively, in the three and nine months ended September 30, 2014, respectively. Revenue in Canada was approximately 12% and 10% of our total revenue for the nine months ended September 30, 2013 and 2014, respectively.

International Core revenue increased by $1.2 million, or 16%, and $4.1 million, or 20%, respectively, in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to an increase in both the total number of dealers and distributors and the percentage of those dealers actively selling our products and services.

The growth in International Core revenue was due primarily to increased sales in the United Kingdom. During the third quarter of 2013, we opened our technical support and training centers in China and India. In addition, in early 2014 and again recently, we increased the number of field sales personnel in Asia to broaden our sales reach, particularly in China. Revenue growth in these countries suggests that our investments in these markets are contributing to increased gross margin and profitability. For example, revenue has increased 44% and 16% in China for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.

Other revenue, which consists primarily of sales in the hospitality industry, increased by $0.5 million, or 91%, and $0.5 million, or 25%, in the three and nine months ended September 30, 2014, respectively. Hospitality revenue is generally project-based, and, as a result, fluctuates from period to period.

Gross Margin

As a percentage of revenue, our gross margin has been and will continue to be affected by a variety of factors. Our gross margin is relatively consistent across our products. Our gross margin on third-party products we sell through our online distribution platform is higher than our gross margin on our other product sales because we only recognize our net profit on these sales as revenue. Our gross margin is higher on software licensing and subscription revenue than it is on product sales. Our gross margin is also higher on our sales made directly through dealers than it is on our sales made through distributors. Gross margin may be negatively affected by price competition in our target markets and associated promotional or volume incentive rebates offered to our dealers and distributors. For example, in 2014, we announced a new initiative to encourage customers to upgrade legacy Control4 systems with our current primary controllers, and the products sold under this program included discounted pricing.

Gross margin for the three and nine months ended September 30, 2013 and 2014 was as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Gross margin	$17,049	$20,273	$46,806	$55,476
Percentage of revenue	51%	52%	50%	52%

As a percentage of revenue, our gross margin increased from 51% and 50%, respectively, in the three and nine months ended September 30, 2013, to 52% and 52%, respectively, during the same periods in 2014. The increase was due to a variety of factors, including component cost reductions, lower manufacturing overhead expenses as a percentage of revenue and favorable channel sales mix.

We expect product component cost reductions to continue to have a positive impact on our gross margin as a percentage of revenue as those reductions are the result of negotiated price decreases with our contract manufacturers that are long term in nature.

The impact of lower manufacturing overhead as a percentage of revenue on our gross margin percentage will vary depending on overhead spending in a given period. For the three and nine months ended September 30, 2014, we received credits for duties paid in previous periods of $32,000 and $183,000, respectively. We expect to receive duty draw back credits in future periods, which will have a favorable impact on our gross margin percentages; however, we anticipate that the favorable impact will be less significant in future periods as we are now current on our claims relating to prior periods.

We expect the positive impact on our gross margin percentage resulting from increased sales of third-party products sold through our online distribution platform to continue in future periods; however, the impact will be less significant if the growth rate of that revenue slows in future periods.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineers and product managers. Research and development expenses also include prototyping and field-testing expenses incurred in the development of our products. We also include fees paid to agencies to obtain regulatory certifications.

Research and development expenses for the three and nine months ended September 30, 2013 and 2014, respectively, were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Research and development	$6,409	$6,647	$18,670	$20,519
Percentage of revenue	19%	17%	20%	19%

Research and development expenses increased by $0.2 million, or 4%, and $1.8 million, or 10%, in the three and nine months ended September 30, 2014 respectively, compared to the same periods in 2013. These increases were primarily due to an increase in headcount and related expenses, including non-cash stock based compensation expense, to support ongoing and expanded product development activities.

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

Sales and marketing expenses for the three and nine months ended September 30, 2013 and 2014 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Sales and marketing	$5,596	$6,876	$16,597	$19,541
Percentage of revenue	17%	18%	18%	18%

Sales and marketing expenses increased by $1.3 million, or 23%, and $2.9 million, or 18%, respectively, in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The period over period increases in absolute dollars for sales and marketing expenses were primarily due to headcount increases and the related expenses as well as increased marketing expenses to launch new solutions at the CEDIA Expo in September, grow our dealer and distributor networks throughout the world and to deliver tools to the sales channel to support local marketing and sales lead generation.

We expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future as we add sales personnel, particularly in our international channel, and continue to invest in marketing and advertising to increase awareness of our products and brand.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for our employees in our executive administration, finance, information systems, human resource and legal departments. Also included in general and administrative expenses are outside legal fees, audit fees, facilities expenses and insurance costs.

General and administrative expenses for the three and nine months ended September 30, 2013 and 2014, respectively, were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
General and administrative	$3,002	$3,530	$8,613	$10,658
Percentage of revenue	9%	9%	9%	10%

General and administrative expenses increased by $0.5 million, or 18%, and $2.0 million, or 24%, respectively, in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases in absolute dollars in general and administrative expenses were due primarily to increased professional fees and insurance premiums associated with being a public company and non-cash stock compensation expense.

We expect our general and administrative expenses to increase in absolute dollars primarily as a result of the increased cost associated with being a public company. However, we also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign currency transaction gains (losses) and non-cash expenses associated with the revaluation of preferred stock warrant liabilities. Other income (expense), net for the three and nine months ended September 30, 2013 and 2014, respectively, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Other income (expense), net	$197	$(221)	$(709)	$(150)

Other income (expense), net decreased by $0.4 million and increased by $0.6 million, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The fluctuations were primarily due to foreign currency transaction gains and losses as well as the change in the fair value of the warrant liability. Upon the effective date of our initial public offering in August 2013, we adjusted the liability to fair value based upon the offering price of $16.00 per share. As a result, we recognized $29,000 of other income and $0.7 million of other expense during the three and nine months ended September 30, 2013, respectively. Upon the closing of our initial public offering, the holders of the Series G-1 warrants net-exercised their warrants in exchange for 76,964 shares of our common stock. The warrant liability of $1.3 million was reclassified from long-term liabilities to additional paid-in capital, a component of stockholders’ equity, and we ceased to record any further periodic fair value adjustments relating to the warrant liability.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2013 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Income tax expense	$(103)	$(250)	$(132)	$(353)

Income tax expense was approximately 6% and 8% of income before income taxes for the three months ended September 30, 2013 and 2014, respectively. Income tax expense was approximately 10% and 8% of income before income taxes for the nine months ended September 30, 2013 and 2014, respectively. The effective tax rate for the three and nine months ended September 30, 2014 differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, state income taxes, foreign income taxes, U.S. federal alternative minimum tax and incentive stock options.

Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, we have a full valuation allowance against our deferred tax assets. To the extent that we generate positive income and expect, with reasonable certainty, to continue to generate positive income, we may release all or a portion of our valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is made.

Liquidity and Capital Resources

Primary Sources of Liquidity

Historically, we have experienced negative cash flows from operating activities primarily due to our continued investment in research and development and sales and marketing resources needed to design, develop, market and sell our solutions. On August 7, 2013, we completed our initial public offering of common stock in which we sold and issued 4,600,000 shares of common stock and received net proceeds of approximately $65.6 million after deducting underwriting discounts and commissions and offering expenses. Our future capital requirements will depend on many factors, including our rate of revenue growth, potential acquisitions of businesses, technologies or other assets, the expansion of our sales and marketing activities, continued investment in research and development, expansion into new territories, the timing of new product introductions, and the continued market acceptance of our products.

As of September 30, 2014, we had $89.4 million in unrestricted cash and cash equivalents and net marketable securities, an increase of $4.9 million from December 31, 2013. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The maturities of our long-term investments range from one to two years, with the average maturity of our investment portfolio less than one year. Cash equivalents and marketable securities are comprised of money market and other funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by municipalities in the U.S., corporate securities, and asset-backed securities.

The following table shows selected financial information and statistics as of December 31, 2013 and September 30, 2014 (in thousands):

	December 31, 2013	September 30, 2014
Cash and cash equivalents	$84,546	$17,450
Short- and long-term investments, net	—	71,955
Accounts receivable, net	15,064	19,215
Inventories	15,312	15,546
Working capital	94,778	82,570

We maintain a revolving credit facility of $13.0 million. Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to our accounts receivable and inventory levels. As of September 30, 2014, our total borrowing capacity under the revolving credit facility was approximately $13.0 million, and no borrowings were outstanding. The revolving credit facility has a maturity date of May 29, 2015.

In September 2013, we were provided with an additional $2.75 million in capacity with our term borrowings to fund purchases of property and equipment through May 2014. We have historically used the term borrowing facility to fund capital purchases on a quarterly basis. During the three and nine months ended September 30, 2014, we did not borrow against the term facility as our capital requirements were addressed from the receipt of proceeds from our initial public offering and the facility expired in May 2014 with approximately $2.0 million in unused capacity. We intend to fund our near-term purchases of property and equipment with available cash and cash equivalents.

Our credit facility and term loan agreements contain various restrictive and financial covenants, and we were in compliance with each of these covenants as of September 30, 2014.

During the three and nine months ended September 30, 2014, we received proceeds of $0.4 million and $4.6 million, respectively, from the exercise of options to purchase common stock.

During the three months ended September 30, 2014, we finalized two business acquisitions and made combined net cash payments of $1.1 million.

During the three months ended September 30, 2014, we paid $0.9 million as a final payment on a litigation settlement obligation entered into in 2013.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our product solutions, to fund expansion of our business, to respond to competitive pressures, or to acquire or invest in complementary products, businesses or technologies. We cannot assure that any additional financing will be available to us on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt or other equity linked securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Cash Flow Analysis

A summary of our cash flows for the nine months ended September 30, 2013 and 2014 is set forth below (in thousands):

	Nine Months Ended September 30,
	2013	2014
Cash and cash equivalents at beginning of period	$18,695	$84,546
Net cash provided by operating activities	352	4,376
Net cash used in investing activities	(2,663)	(75,264)
Net cash provided by financing activities	66,082	3,801
Effect of exchange rate changes on cash and cash equivalents	19	(9)
Net change in cash and cash equivalents for the period	63,790	(67,096)
Cash and cash equivalents at the end of the period	$82,485	$17,450

Operating Activities

Cash provided by or used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash flows from operating activities of $4.0 million during the nine months ended September 30, 2014, compared to the same period in 2013, was due primarily to the increase in net income, offset by growth in accounts receivables of $4.3 million. The increase in accounts receivable is temporary, resulting from a combination of higher quarterly sales and a larger percentage of those sales occurring in the last month of the three month period ended September 30, 2014, compared to the same period in 2013.

Investing Activities

Cash provided by or used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, businesses acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities increased from 2013 to 2014, primarily attributable to purchases of marketable securities. This increase was partially offset by lower spending related to property and equipment purchases which are primarily for computer equipment and software used internally, manufacturing tooling and test equipment that we purchase and own, but is located at our partners’ contract manufacturing locations, furniture and fixtures for our facilities and lab and warehouse equipment for our engineering and supply chain organizations.

Financing Activities

Financing cash flows consist primarily of borrowing against and repayment of long term debt and proceeds from the exercise of options to acquire common stock.

During the nine months ended September 30, 2014, we received proceeds of $4.6 million from the exercise of options to purchase common stock.

Net borrowings (repayments) on our term loan agreements were $0.2 million and $(0.9) million for the nine months ended September 30, 2013 and 2014, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$17,049	$20,273	$46,806	$55,476
Stock-based compensation expense in cost of revenue	15	29	46	77
Cost of revenue — inventory purchase commitment		—	(180)	—
Non-GAAP gross margin	$17,064	$20,302	$46,672	$55,553
Revenue	$33,641	$39,120	$92,755	$107,636
Gross margin percentage	50.7%	51.8%	50.5%	51.5%
Non-GAAP gross margin percentage	50.7%	51.9%	50.3%	51.6%

Reconciliation of Income from Operations to Non-GAAP Income from Operations:
Income from operations	$1,842	$3,210	$2,486	$4,713
Stock-based compensation expense	940	1,339	2,648	3,994
Cost of revenue — inventory purchase commitment	—	—	(180)	—
Litigation settlements	200	10	440	45
Non-GAAP income from operations	$2,982	$4,559	$5,394	$8,752
Revenue	$33,641	$39,120	$92,755	$107,636
Operating margin percentage	5.5%	8.2%	2.7%	4.4%
Non-GAAP operating margin percentage	8.9%	11.7%	5.8%	8.1%

Reconciliation of Net Income to Non-GAAP Net Income:
Net income	$1,731	$2,763	$1,233	$4,235
Stock-based compensation expense	940	1,339	2,648	3,994
Cost of revenue — inventory purchase commitment	—	—	(180)	—
Litigation settlements	200	10	440	45

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(in thousands, except percentages and per share data)
Convertible preferred stock warrants	(28)	—	709	—
Non-GAAP net income	$2,843	$4,112	$4,850	$8,274
Non-GAAP net income per common share:
Basic	$0.20	$0.17	$0.74	$0.35
Diluted	$0.12	$0.16	$0.23	$0.32
Weighted-average number of shares:
Basic	14,389	23,840	6,511	23,559
Diluted	23,556	25,590	21,206	25,671

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

Our contractual cash obligations at September 30, 2014 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations, including interest (1)	$2,569	$1,244	$1,286	$39	$—
Operating lease obligations	6,607	1,890	3,501	1,216	—
Purchase commitments	25,419	25,419	—	—	—
Total contractual obligations	$34,595	$28,553	$4,787	$1,255	$—

(1)                                 Interest was calculated on outstanding borrowings at the date indicated in the table above and assumes the rate remains constant during the following years. The credit facility has a variable rate of interest of either prime or LIBOR plus 2.50%, as selected by us. The variable rate was 3.25% at September 30, 2014. Term borrowings are payable in equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at September 30, 2014.

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points.  Based on investment positions as of September 30, 2014, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.5 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

On April 23, 2014, Olivistar, LLC (“Olivistar”), a limited liability company organized under the laws of Texas, filed a Complaint against us in the Eastern District of Texas alleging that the our light switches and MyHome App infringe two United States patents that Olivistar owns by assignment. On July 15, 2014, we filed an Answer to Olivistar’s Complaint, and on August 8, 2014, the parties entered into a settlement agreement, which resulted in Olivistar dismissing its Complaint with prejudice.

On August 12, 2014 and September 16, 2014, respectively, we received letters from Nokia Corporation alleging that we manufacture or supply products that practice IEEE 802.11 Standards related to wireless technology, and that Nokia is the owner of a portfolio of patents essential to that standard. We are conducting an investigation of the claims made by Nokia regarding its patent portfolio. Nokia has not initiated litigation against us, but we believe that Nokia may do so. We intend to defend ourselves vigorously with respect to this and any other claims or litigation.

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

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of September 30, 2014, we had an accumulated deficit of $97.8 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not remain profitable. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

The market for automation and control solutions for the connected home is increasingly competitive and global. Many large technology companies have expanded into the connected home market by developing their own solutions, or by acquiring other companies with home automation solution offerings. For example, in 2013, Microsoft Corporation acquired id8 Group R2 Studios Inc., a home entertainment technology company; in 2014, Google acquired Nest Labs, a manufacturer of thermostats and smoke detectors; Nest Labs acquired Dropcam, a home-monitoring camera company;Apple introduced HomeKit, a new framework for communicating with and controlling connected devices in a user’s home; and Samsung acquired home automation startup, SmartThings. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer superior products and services. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control and automation capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service now offers residential security, energy and automation services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

We expect competition from these large technology companies and managed service providers to increase in the future. This increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. To remain competitive and to maintain our position as a leading provider of automation and control solutions for the connected home, we will need to invest continuously in product development, marketing, dealer and distributor service and support, and product delivery infrastructure. We may not have sufficient resources to continue to make the investments in all of the areas needed to maintain our competitive position. In addition, most of our competitors have longer operating histories, greater name recognition, larger consumer bases and significantly greater financial, technical, sales, marketing and other resources than us, which may provide them with an advantage in developing, marketing or servicing new solutions. Increased competition could reduce our market share, revenue and operating margins, increase our operating costs, harm our competitive position or otherwise harm our business and results of operations.

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

We depend on our dealer and distributor network to sell and install our solution. As a result, we do not develop or control our sales pipeline, making it difficult for us to accurately predict future sales. In addition, because the production of certain of our products requires long lead times, we enter into agreements for the manufacture and purchase of certain of our products well in advance of the time in which those products will be sold. These contracts are based on our best estimates of our near-term product needs. If we underestimate consumer demand, we may forego revenue opportunities, lose market share and damage our relationships. Conversely, if we overestimate consumer demand, we may purchase more inventory than we are able to sell at any given time, or at all. If we fail to accurately estimate demand for our products, we could have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our costs of revenues and reduce our liquidity. Our failure to accurately manage inventory relative to demand would adversely affect our results of operations.

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

•                  The timing and success of introductions of new products, solutions or upgrades by us or by our competitors, and the entrance of new competitors;

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

As of September 30, 2014, we have developed a global network of over 3,200 active direct dealers and 29 distributors to sell, install and support our solutions. We rely on our dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and maintain most of our existing relationships. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and expanding the mainstream consumer products our dealers offer. If we are unable to expand our network of dealers and distributors, our business could be harmed.

We rely on our dealers and distributors to sell our solution, and if our dealers and distributors fail to perform, our ability to sell and distribute our products and services will be limited, and our results of operations may be harmed.

Substantially all of our revenue is generated through the sales of our solution by our dealers and distributors. Our dealers and distributors are independent businesses that voluntarily sell our products as well as the products of other companies to consumers. We provide our dealers and distributors with specific training and programs to assist them in selling, installing and servicing our products, but we cannot assure that these steps will be effective. We have observed, and expect to continue to observe, high volatility in the monthly, quarterly and annual sales performance of individual dealers and distributors. Although we can make estimated forecasts of cumulative sales of large numbers of dealers and distributors, we cannot assure their accuracy collectively or individually. Accordingly, we may not be able to reduce or slow our spending quickly enough if our actual sales fall short of our expectations. As a result, we expect that our revenues, results of operations and cash flows may fluctuate significantly on a quarterly basis. We believe that period-to-period comparisons of our revenues, results of operations and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Our dealers and distributors may be unsuccessful in marketing, selling, installing and supporting our products and services. If we are unable to develop and maintain effective sales incentive programs for our third-party dealers and distributors, we may not be able to incentivize them to sell our products to consumers and, in particular, to larger businesses and organizations. Our dealers and distributors may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales, and support of such competitive products. Our dealers and distributors may have incentives to promote our competitors’ products to the detriment of our own, or may cease selling our products altogether. Our agreements with our dealers and distributors may generally be terminated for any reason by either party with advance notice. We cannot assure that we will retain these dealers and distributors, or that we will be able to secure additional or replacement dealers and distributors. Further, if we alter our sales process in a region by switching from a distributor to a direct dealer model, our sales may be impacted leading up to or in connection with such change in sales process. In addition, while we take certain steps to protect ourselves from liability for the actions of our dealers and distributors, consumers may seek to recover amounts from us for any damages caused by dealers in connection with system installations, or the failure of a system to perform properly due to an incorrect installation by a dealer. In addition, our dealers and distributors may use our name and our brand in ways we do not authorize, and any such improper use may harm our reputation or expose us to liability for their actions.

If we fail to effectively manage our existing sales channels, if our dealers or distributors are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality dealers and distributors in each of the regions in which we sell products, and keep them motivated to sell our products, then our results of operations may be harmed. The termination of our relationship with any significant dealer or distributor may also adversely impact our sales and results of operations.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of music, video, lighting, temperature and security. If we do not support the continued integration of our solutions with third-party products and applications, including through the provision of application programming interfaces, proxies and “drivers” that enable data to be transferred readily between our solutions and third-party products and applications, demand for our solutions could decline and we could lose sales. We will also be required to make our solutions compatible with new or additional third-party products and applications that are introduced into the markets that we serve. In addition, companies that provide popular point solutions have eliminated or restricted, and may continue to eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

Our inability to adapt to technological change could impair our ability to remain competitive.

The market for home automation and control solutions is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Our ability to attract new consumers and increase revenue from existing consumers will depend in significant part on our ability to anticipate changes in industry standards and to continue to enhance or introduce existing solutions on a timely basis to keep pace with technological developments. We are currently changing several aspects of our operating system, and may utilize Android open source technology in the future, which may cause difficulties including compatibility, stability and time to market. The success of this possible change, or any enhanced or new product or solution will depend on several factors, including the timely completion and market acceptance of the enhanced or new product or solution. Similarly, if any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices. Any delay or failure in the introduction of new or enhanced solutions could harm our business, results of operations and financial condition.

We currently rely on contract manufacturers to manufacture our products and component vendors to supply parts used in our products. The majority of our components are supplied by a single source. Any disruption in our supply chain, or our failure to successfully manage our relationships with our contract manufacturers or component vendors could harm our business.

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the nine months ended September 30, 2014, two contract manufacturers, Sanmina and LiteOn, manufactured 72% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social and legal uncertainties that may harm our relationships with these parties. If we fail to manage our relationships with our contract manufacturers or component vendors effectively, or if our contract manufacturers or component vendors experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’ or component vendors’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers or component vendors, we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor can be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

Growth of our business will depend on market awareness and a strong brand, and any failure to develop, maintain, protect and enhance our brand would hurt our ability to retain or attract consumers.

Because of the early stage of development of the mainstream home automation market, we believe that building and maintaining market awareness, brand recognition and goodwill is critical to our success. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaign to further promote our brand, this effort may not be successful. Our efforts in developing our brand may be affected by the marketing efforts of our competitors, social media commentary and our reliance on our dealers, distributors and strategic partners to promote our brand effectively. If we are unable to cost-effectively maintain and increase positive awareness of our brand, our business, results of operations and financial condition could be harmed.

We operate in the emerging and evolving home automation market, which may develop more slowly or differently than we expect. If the mainstream home automation market does not grow as we expect, or if we cannot expand our solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur additional operating losses.

The market for home automation and control solutions is developing, and it is uncertain whether, how rapidly or how consistently this market will develop, and even if it does develop, whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with traditional solutions, concerns for additional costs and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market. Our ability to expand the sales of our solutions to a broader consumer base depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the ability to develop relationships with dealers and distributors, the effectiveness of our marketing programs, the costs of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to mainstream consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

Our consumers may experience service failures or interruptions due to defects in the software, infrastructure, third-party components or processes that comprise our existing or new solutions, or due to dealer errors in product installation or servicing, any of which could harm our business.

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

We have little recurring revenue or backlog, and our revenue is generated from orders of our solutions from new and existing consumers, which may cause our quarterly results to fluctuate. We may experience seasonality in the sales of our solutions. Historically, our revenue is generally higher in the fourth quarter and lower in the first quarter. Seasonal variations in our sales may lead to significant fluctuations in our cash flows and results of operations on a quarterly basis. Given our seasonal sales, if we experience a delay in signing or a failure to sign a significant partner agreement in any particular quarter, then our results of operations for such quarter and for subsequent quarters may be below the expectations of securities analysts or investors, which may result in a decline in our stock price.

We may not generate significant revenue as a result of our current research and development efforts.

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the nine months ended September 30, 2014, we spent $20.5 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

•                  Failing to assimilate the operations and personnel, or failing to retain the key personnel of the acquired company or business;

•                  Failing to integrate the acquired technologies, or incurring significant expense to integrate acquired technologies into our solutions;

•                  Disrupting our ongoing business;

•                  Dissipating or diverting our management resources;

•                  Failing to maintain uniform standards, controls and policies;

•                  Incurring significant accounting charges;

•                  Impairing relationships with employees, dealers, distributors, partners or consumers;

•                  Finding that the acquired technology, asset or business does not further our business strategy, that we overpaid for the technology, asset or business, or that we may be required to write off acquired assets or investments partially or entirely;

•                  Failing to realize the expected synergies of the transaction;

•                  Being exposed to unforeseen liabilities and contingencies that were not identified during diligence conducted prior to acquiring the company; and

•                  Being unable to generate sufficient revenue from acquisitions to offset the associated acquisition costs.

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

•                  Attracting, training, motivating and retaining our employees, particularly our technical and management personnel;

•                  Maintaining existing relationships and developing new relationships with contract manufacturers;

•                  Improving our operational, financial and management controls; and

•                  Improving our information reporting systems and procedures.

If we do not manage the size, complexity and diverse nature of our business effectively, we could experience delayed product releases and longer response times by our dealers in assisting our consumers in implementing our solutions, and could lack adequate resources to support our consumers on an ongoing basis, any of which could harm our reputation in the market, our ability to successfully implement our business plan and our ability to generate revenue from new or existing consumers.

If we fail to retain our key employees, our business would be harmed and we might not be able to implement our business plan successfully.

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified executive, managerial, engineering and sales personnel. Competition for talented personnel is intense, and we cannot be certain that we can retain our executive, managerial, engineering and sales personnel or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel could harm our business, results of operations and financial condition.

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

Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. For example, in 2013, Microsoft Corporation acquired id8 Group R2 Studios Inc., a home entertainment technology company; in 2014, Google Inc. acquired Nest Labs, a manufacturer of thermostats and smoke detectors; Nest Labs acquired Dropcam, a home-monitoring camera company; Apple Inc. introduced HomeKit, a framework for communicating with and controlling connected devices in a user’s home; and Samsung Electronics Co., Ltd. acquired home automation startup, SmartThings. These transactions and product introductions, as well as any additional consolidations, acquisitions, alliances or cooperative relationships in our industry, could lead to pricing pressure, reduce our market share or result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our business, results of operations and financial condition.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to opine on the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an “emerging growth company” for up to five years following our initial public offering or such earlier time that we are no longer an emerging growth company. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Significant judgment is required in determining our worldwide provision for income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, our tax provision, results of operations or cash flows could be harmed. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for any particular year for extended periods of time.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Sanmina and LiteOn, two of our contract manufacturers that manufactured 72% of our inventory purchases for the nine months ended September 30, 2014, have manufacturing facilities located in China. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our solutions from dealers and distributors in the region, which may harm our results of operations for a particular period. In addition, acts of terrorism and cyber terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

We have a limited history of marketing, selling, installing and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 24% of our total revenue for the nine months ended September 30, 2014, and we expect that percentage to grow in the future. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets.

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

•                  Political, social and economic instability abroad, terrorist attacks and security concerns in general, including cyber security; and

•                  Reduced or varied protection for intellectual property rights in some countries.

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

The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), and similar anti-corruption laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. In addition, U.S.-based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-corruption laws may conflict with local customs and practices. Although we periodically train our employees and agents about these anti-corruption laws, we cannot assure that our training is effective in reducing the risks attendant to such anti-corruption laws. Our global operations require us to import from and export to several countries, which geographically stretches our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs, which could harm our business, financial condition and results of operations. Our employees or other agents may engage in prohibited conduct and render us responsible under the FCPA, the U.K. Bribery Act or similar anti-corruption laws. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could harm our business.

Risks Related to Our Intellectual Property

From time to time, we are defendants in legal proceedings as to which we are unable to assess our exposure and which could become significant liabilities in the event of an adverse judgment.

We are defendants in legal proceedings from time to time. Companies in our industry have been subject to claims related to patent infringement and product liability, as well as contract and employment-related claims. We may not be able to accurately assess the risks related to these suits, and we may be unable to accurately assess our level of exposure. Furthermore, we are unable to predict the outcome of assertions of infringement made against us and therefore cannot estimate the range of possible loss. A court determination that our products or manufacturing processes infringe the intellectual property rights of others could result in significant liability and/or require us to make material changes to our products and/or manufacturing processes. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition. In the past, we have entered into settlement agreements relating to alleged patent infringements, which have included future royalty payments on certain products, the payment of a lump sum amount for alleged past damages, and/or the payment of a fixed amount in exchange for a covenant not to sue.

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

To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and we cannot assure that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

As of September 30, 2014, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 49.7% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds from Public Offering of Common Stock

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On August 7, 2013, we closed our initial public offering, or IPO, in which we sold 4,600,000 shares of common stock at a price to the public of $16.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-189736), which was declared effective by the SEC on August 1, 2013. We raised $65.6 million in net proceeds after deducting underwriting discounts and commissions of $5.2 million and offering expenses of $2.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on

August 2, 2013 pursuant to Rule 424(b). We invested the funds received in accordance with our board approved investment policy. The managing underwriters of our IPO were Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc.

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

Date: October 31, 2014		CONTROL4 CORPORATION

	By:	/s/ Dan Strong
Dan Strong
Chief Financial Officer
(Principal Financial and Accounting Officer)