Form 10-Q
period 2015-03-31
CONTROL4 CORP
filed 2015-05-06
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On April 23, 2015, 24,406,181 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	March 31,
	2014	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,187	$14,637
Restricted cash	311	297
Short-term investments	53,523	50,707
Accounts receivable, net	20,155	18,749
Inventories	14,212	19,762
Prepaid expenses and other current assets	2,075	2,473
Total current assets	119,463	106,625
Property and equipment, net	5,089	5,987
Long-term investments	14,509	18,770
Intangible assets, net	1,409	5,923
Goodwill	231	2,753
Other assets	1,329	1,319
Total assets	$142,030	$141,377
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,016	$17,479
Accrued liabilities	4,750	4,233
Deferred revenue	843	929
Current portion of notes payable	915	842
Total current liabilities	21,524	23,483
Notes payable	913	719
Other long-term liabilities	1,291	1,011
Total liabilities	23,728	25,213
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 24,305,381 and 24,402,371 shares issued and outstanding at December 31, 2014 and March 31, 2015 (unaudited), respectively	2	2
Additional paid-in capital	212,388	214,728
Accumulated deficit	(93,928)	(98,159)
Accumulated other comprehensive loss	(160)	(407)
Total stockholders’ equity	118,302	116,164
Total liabilities and stockholders’ equity	$142,030	$141,377

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2015
	(unaudited)

Revenue	$31,855	$32,083
Cost of revenue	15,619	16,472
Gross margin	16,236	15,611
Operating expenses:
Research and development	6,775	7,995
Sales and marketing	6,301	7,367
General and administrative	3,688	4,621
Total operating expenses	16,764	19,983
Loss from operations	(528)	(4,372)
Other income (expense):
Interest, net	(19)	21
Other income (expense), net	8	(410)
Total other expense	(11)	(389)
Loss before income taxes	(539)	(4,761)
Income tax benefit	—	(530)
Net loss	$(539)	$(4,231)
Net loss per common share:
Basic	$(0.02)	$(0.17)
Diluted	$(0.02)	$(0.17)
Weighted-average number of shares:
Basic	23,117	24,344
Diluted	23,117	24,344

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended March 31,
	2014	2015
	(unaudited)
Net loss	$(539)	$(4,231)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	1	(180)
Net unrealized gains (losses) on available-for-sale investments, net of tax	(21)	25
Total other comprehensive loss	(20)	(155)
Comprehensive loss	$(559)	$(4,386)

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2014	2015
	(unaudited)

Operating activities
Net loss	$(539)	$(4,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	608	603
Amortization of intangible assets	98	325
Provision for doubtful accounts	59	71
Stock-based compensation	1,247	1,849
Changes in assets and liabilities:
Accounts receivable	(603)	1,716
Inventories	(1,783)	(3,389)
Prepaid expenses and other current assets	(246)	(375)
Other assets	(23)	47
Accounts payable	1,038	519
Accrued liabilities	(1,408)	(1,049)
Deferred revenue	122	86
Other long-term liabilities	(17)	(347)
Net cash used in operating activities	(1,447)	(4,175)
Investing activities
Purchases of available-for-sale investments	(59,775)	(25,500)
Proceeds from sales of available-for-sale investments	1,043	—
Proceeds from maturities of available-for-sale investments	—	24,095
Purchases of property and equipment	(389)	(808)
Business acquisition, net of cash acquired	—	(8,380)
Net cash used in investing activities	(59,121)	(10,593)
Financing activities
Proceeds from exercise of options for common stock	3,199	491
Repayment of notes payable	(297)	(267)
Net cash provided by financing activities	2,902	224
Effect of exchange rate changes on cash and cash equivalents	5	(6)
Net decrease in cash and cash equivalents	(57,661)	(14,550)
Cash and cash equivalents at beginning of period	84,546	29,187
Cash and cash equivalents at end of period	$26,885	$14,637
Supplemental disclosure of cash flow information
Cash paid for interest	$39	$36
Cash paid for taxes	93	66
Supplemental schedule of non-cash investing and financing activities
Landlord paid tenant improvements	—	53
Net unrealized gains (losses) on available-for-sale investments	(33)	40

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive loss, and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other future interim or annual period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2015. The December 31, 2014 consolidated balance sheet included herein was derived from the audited financial statements as of that date.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in United States dollars, except for sales to dealers and distributors located in the United Kingdom and the European Union, which are generally denominated in pounds sterling and the euro, respectively. There were no individual account balances greater than 10% of total accounts receivable at December 31, 2014 and March 31, 2015.

No dealer or distributor accounted for more than 10% of total revenue for the three months ended March 31, 2014 and 2015.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. With the exception of Canada, no single foreign country accounted for more than 10% of total revenue for the three months ended March 31, 2014 and 2015. The following table sets forth revenue from the U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Three Months Ended March 31,
	2014	2015
Revenue-United States	$21,043	$21,217
Revenue-Canada	3,230	3,086
Revenue-all other international sources	7,582	7,780
Total revenue	$31,855	$32,083

International revenue (excluding Canada) as a percent of total revenue	24%	24%

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

The following table presents the changes in the product warranty liability (in thousands):

Warranty Liability
Balance at December 31, 2014	$1,191
Warranty costs accrued	750
Warranty claims	(612)
Balance at March 31, 2015	$1,329

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net income per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options. In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, as any additional common shares would be anti-dilutive.

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share (in thousands):

	Three Months Ended
	March 31,
	2014	2015
Numerator:
Net loss	$(539)	$(4,231)
Denominator:
Weighted average common stock outstanding for basic net loss per common share	23,117	24,344
Effect of dilutive securities—stock options	—	—
Weighted average common shares and dilutive securities outstanding	23,117	24,344

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended
	March 31,
	2014	2015
Options to purchase common stock	4,853	4,815

Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, ‘‘Presentation of Financial Statements — Going Concern (Subtopic 205-40).’’ The amended guidance requires an entity to prepare financial statements under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting, if liquidation of the entity becomes imminent. The guidance is effective for the annual period ending on December 31, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of this guidance will impact its results of operations, financial position, or cash flows.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2014	2015
Finished goods	$13,324	$16,796
Component parts	888	2,966
	$14,212	$19,762

Property and equipment, net consisted of the following (in thousands):

	December 31,	March 31,
	2014	2015
Computer equipment and software	$4,390	$4,588
Manufacturing tooling and test equipment	2,777	2,928
Manufacturing equipment	—	794
Furniture and fixtures	2,298	2,618
Lab and warehouse equipment	2,652	2,786
Marketing equipment	662	662
Leasehold improvements	2,357	2,730
	15,136	17,106
Less: accumulated depreciation	(10,047)	(11,119)
	$5,089	$5,987

Other assets consisted of the following (in thousands):

	December 31,	March 31,
	2014	2015
Prepaid licensing	$632	$609
Deposits	697	710
	$1,329	$1,319

Accrued liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2014	2015
Sales returns and warranty accruals	$2,019	$2,148
Compensation accruals	1,614	1,305
Other accrued liabilities	1,117	780
	$4,750	$4,233

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

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three months ended March 31, 2015, the Company did not record significant realized gains or losses on the sales of available-for-sale investments. The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of December 31, 2014 and March 31, 2015 (in thousands):

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments

Cash	$13,077	$—	$—	$13,077	$13,077	$—	$—

Level 1:
Money market funds	16,110	—	—	16,110	16,110	—	—
Subtotal	16,110	—	—	16,110	16,110	—	—

Level 2:
Asset-backed securities	4,458	—	(3)	4,455	—	—	4,455
Corporate bonds	54,321	2	(46)	54,277	—	46,726	7,551
Commercial paper	6,797	—	—	6,797	—	6,797	—
U.S. agency securities	2,503	—	—	2,503	—	—	2,503
Subtotal	68,079	2	(49)	68,032	—	53,523	14,509

Total	$97,266	$2	$(49)	$97,219	$29,187	$53,523	$14,509

	March 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments

Cash	$4,875	$—	$—	$4,875	$4,875	$—	$—

Level 1:
Money market funds	9,762	—	—	9,762	9,762	—	—
U.S. government notes	1,000	—	—	1,000	—	—	1,000
Subtotal	10,762	—	—	10,762	9,762	—	1,000

Level 2:
Asset-backed securities	7,056	1	(2)	7,055	—	—	7,055
Corporate bonds	52,525	14	(26)	52,513	—	43,307	9,206
Commercial paper	4,397	—	—	4,397	—	4,397	—
U.S. agency securities	4,509	3	—	4,512	—	3,003	1,509
Subtotal	68,487	18	(28)	68,477	—	50,707	17,770

Total	$84,124	$18	$(28)	$84,114	$14,637	$50,707	$18,770

As of March 31, 2015, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity. During the three months ended March 31, 2015, the Company did not recognize any significant impairment charges.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their fair value because of the short term nature of the accounts. The fair value of the notes payable approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company (see Note 5). As a result, the balance of the notes payable is categorized within the Level 2 fair value hierarchy.

4. Goodwill and Intangible Assets

On January 30, 2015, the Company, through its newly formed, wholly owned subsidiary, Control4 Australia Pty., Ltd (“Control4 Australia”), completed the acquisition of Nexus Technologies Pty Ltd. (“Nexus”), an Australia-based provider of audio/video distribution products (under the brand of “Leaf”), pursuant to a Share Sale Agreement dated January 30, 2015, by and among Control4 Australia and all of the shareholders of Nexus, under which Control4 Australia purchased all of the issued and outstanding shares of Nexus from its shareholders and Nexus became a wholly owned subsidiary of Control4 Australia. The total consideration transferred was $8.5 million in cash. Of the cash consideration, $750,000 of cash was deposited in escrow as partial security for the indemnification obligations of the Nexus shareholders pursuant to the Share Sale Agreement, which will be released to the Nexus shareholders one year from the acquisition date, provided that there are no claims made against the escrow amount. Additionally, the Company incurred approximately $0.6 million in acquisition-related expenses accounted for in general and administrative expenses. The Company had previously sold select Leaf products to its North American dealer network. Through this acquisition, the Company believes it will be able to offer a complete array of video distribution solutions under the Control4 brand to

Control4 customers worldwide, gain market share in the growing audio and video (A/V) category, and leverage Leaf’s valuable engineering expertise to develop new and innovative A/V solutions.

The Company determined the Nexus acquisition was not a significant acquisition under Rule 3-05 of Regulation S-X.

Total consideration transferred was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below. Management estimated the fair values of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations. The preliminary amount of consideration transferred is subject to potential adjustments in the event that the preliminary estimates of inventory or intangible assets prove to be inaccurate, and due to tax-related matters that could have a material impact on the consolidated financial statements.The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

The Company’s preliminary allocation of consideration transferred for Nexus is as follows (in thousands):

Estimated Fair Value
Cash	$121
Inventory	2,346
Other assets acquired	1,247
Intangible assets	5,030
Goodwill	2,618
Total assets acquired	11,362
Accounts payable	2,273
Other liabilities assumed	589
Net assets acquired	$8,500

Amortizable Intangible assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of December 31, 2014 and March 31, 2015 (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$2,597	$(1,214)	$1,383
Non-competition agreements	53	(27)	26
Total intangible assets	$2,650	$(1,241)	$1,409

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$7,076	$(1,524)	$5,552
Customer relationships	360	(12)	348
Non-competition agreements	53	(30)	23
Total intangible assets	$7,489	$(1,566)	$5,923

The weighted average amortization period for acquired technology, customer relationships and non-competition agreements is 4.8 years, 5.0 years, and 2.0 years, respectively; and 4.8 years for all amortizable intangible assets in total.

The Company recorded amortization expense during the respective periods for these intangible assets as follows: (in thousands):

	Three Months Ended
	March 31,
	2014	2015
Amortization of intangible assets	$98	$325

Amortization of finite lived intangible assets as of March 31, 2015 for the next five years is as follows (in thousands):

Amount
2015	$1,177
2016	1,384
2017	1,204
2018	1,109
2019	968
2020	81
$5,923

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2014	$231
Current period acquisitions	2,618
Foreign currency translation adjustment	(96)
Balance at March 31, 2015	$2,753

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to assembled workforces as well as the benefits expected from combining the Company’s research and engineering operations with the acquired companies.  The Company’s goodwill associated with Nexus has tax basis but is not currently deductible for income tax purposes, due to Australian tax laws. The Company’s remaining goodwill does not have tax basis and, therefore, is not deductible for income tax purposes.

5. Long-Term Obligations

Loan and Security Agreement

In June 2013, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”), which consists of a revolving credit facility of $13.0 million (subject to certain borrowing base restrictions) and term borrowings to fund purchases of property and equipment. All borrowings under the SVB Agreement are collateralized by the general assets of the Company. The revolving credit facility has a variable rate of interest of prime (as published in the Wall Street Journal) or LIBOR plus 2.50%, as selected by the Company. The rate was 3.25% at March 31, 2015. In addition, the Company pays an annual commitment fee of $20,000 and a quarterly unused line fee of 0.375% based on the difference between the borrowing commitment of $13.0 million and the then-current balance. In addition, the SVB Agreement provided for term borrowings to fund purchases of property and equipment through May 2014. Term borrowings are payable in 42 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at March 31, 2015.

Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to the Company’s accounts receivable and inventory levels. As of March 31, 2015, the total borrowing capacity was approximately $13.0 million, and no borrowings were outstanding. The revolving credit facility has a maturity date of May 29, 2015. The Company believes that it has sufficient working capital to fund its operating and investing activities and does not intend to renew the revolving credit facility.

The SVB Agreement contains various restrictive and financial covenants and the Company was in compliance with each of these covenants as of March 31, 2015.

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

Income tax benefit was $0 and $0.5 million for the three months ended March 31, 2014 and 2015, respectively, or approximately 0% and 11% of income before income taxes, respectively. The effective tax rate for the three months ended March 31, 2015 differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, state income taxes, and the impact of incentive stock options as well as other permanent differences. The rate is increased by foreign income taxes and the U.S. federal alternative minimum tax.

Significant judgment is required in determining the provision for income taxes, recording valuation allowances against deferred tax assets and evaluating uncertain tax positions. In evaluating the Company’s ability to recover deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, the forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company has a full valuation allowance against all deferred tax assets. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive domestic income, the Company may release all or a portion of the valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets, a decrease to income tax expense for the period such release is made. In addition, the effective tax rate in subsequent periods would increase, and more closely approximate the federal statutory rate of 34%, after giving consideration to state income taxes, foreign income taxes and the effect of exercising incentive stock options.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, Hong Kong, China, Germany, and India. The Company is subject to examination in the United States, the United Kingdom, Australia, Hong Kong, China, Germany, and India as well as various state jurisdictions. As of March 31, 2015, the Company was not under examination by any tax authorities. Tax years beginning in 2011 are subject to examination by tax authorities in the United States, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Tax years beginning in 2011 are subject to examination by the taxing authorities in Australia and Hong Kong. Tax years beginning in 2012 are subject to examination by the taxing authorities in China, Hong Kong, and India. Tax years beginning in 2013 are subject to examination by the taxing authorities in the United Kingdom. Tax years beginning in 2014 are subject to examination by the taxing authorities in Germany.

7. Equity Compensation

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

A summary of stock option activity for the three months ended March 31, 2015 is presented below:

	Shares Subject to Options Outstanding	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2014	4,851,221		$10.57
Granted	41,000	$6.87	13.14
Exercised	(96,990)		5.05
Expired	(5,074)		11.41
Forfeited	(14,081)		12.35
Balance at March 31, 2015	4,776,076		10.70

Exercisable options at March 31, 2015	2,721,289		7.49	5.7
Vested and expected to vest at March 31, 2015	4,596,162		10.50	6.9

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Exercise Price	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)	Number of Underlying Shares	Weighted- Average Remaining Contractual Life (in years)
$0.78 - 1.72	$1.10	26,639	0.5	26,639	0.5
1.97 - 3.38	2.57	238,762	1.6	238,762	1.6
3.58 - 6.14	5.66	1,510,318	5.4	1,412,151	5.4
6.34 - 9.94	8.29	981,727	7.0	668,671	6.9
11.28 - 16.97	13.91	1,214,668	8.8	162,600	6.2
17.66 - 22.92	21.00	803,962	8.9	212,466	8.8
		4,776,076		2,721,289

For the stock option awards vested during the three months ended March 31, 2015, the total fair value was $2.9 million. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

For the three months ended and as of March 31, 2015
Options Exercised	$782
Options Exercisable	14,232
Options Vested and Expected to Vest	15,915

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2014	2015
Expected volatility	56 – 60%	54 – 55%
Expected dividends	0%	0%
Expected terms (in years)	3.8 – 6.1	6.1
Risk-free rate	1.1 – 2.0%	1.3 – 1.6%

Total stock-based compensation expense has been classified as follows in the accompanying statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2015
Cost of revenue	$20	$47
Research and development	478	772
Sales and marketing	222	454
General and administrative	527	576
Total stock-based compensation expense	$1,247	$1,849

At March 31, 2015, there was $16.9 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 2.9 years.

8. Related Party Transactions

The former owner of Nexus, who is now an employee of the Company, owns and operates a Control4 authorized distributorship in Dubai. The following table sets forth revenue from product sales to that distributor for the period from the acquisition date to March 31, 2015 (in thousands):

	Three Months Ended
	March 31,
	2014	2015
Dubai authorized distributor	$—	$145

As of March 31, 2015, the Company had accounts receivable from this related party totaling $0.3 million. Original purchase and payment terms with this related party are consistent with other non-affiliated companies. Pursuant to the purchase agreement, future purchases will require cash payment in advance of delivery, and the former owner has agreed to use his best efforts to sell the distributorship.

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

Rental expense was approximately $0.3 million and $0.5 million for the three months ended March 31, 2014 and 2015, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of March 31, 2015 (in thousands):

2015	$1,573
2016	1,995
2017	1,770
2018	875
$6,213

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through September 2015 totaling approximately $28.6 million at March 31, 2015.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2015.

Employment Agreements

The Company has signed employment agreements with certain executive officers who are entitled to receive certain benefits if their employment is terminated by the Company, including severance payments, accelerated vesting of stock options and continuation of certain insurance benefits.

Legal Matters

On August 12, 2014 and September 16, 2014, respectively, the Company received letters from Nokia Corporation alleging that the Company manufactures or supplies products that practice IEEE 802.11 Standards related to wireless technology, and that Nokia is the owner of a portfolio of patents essential to that standard. The Company is conducting an investigation of the claims made by Nokia regarding its patent portfolio. Nokia has not initiated litigation against the Company, but the Company believes that Nokia may do so. The Company intends to defend itself vigorously with respect to this and any other related claims or litigation. Since no complaint has been filed and the outcome of any potential legal proceedings related to these claims is uncertain at this time, we cannot estimate the amount of liability, if any, that could result from an adverse resolution of this matter.

On April 15, 2015, Intuitive Building Controls, Inc. (“IBC”), a corporation organized under the laws of Texas, filed a Complaint against the Company in the Eastern District of Texas. During April 2015, IBC filed similar complaints against many other companies. IBC’s Complaint asserts that the Company’s lighting control systems, specifically including its controllers and in-wall touch screens, infringe three United States patents that IBC owns by assignment: U.S. Patent Nos. 6,118,230 (the “‘230 patent”), 6,160,359 (the “‘359 patent”) and 5,945,993 (the “‘993 patent). The Complaint seeks injunctive relief and monetary damages. Based on the Company’s preliminary investigation of the patents at issue, the Company does not believe its products infringe any valid or enforceable claim of these patents; and, therefore, the Company will vigorously defend the lawsuit.

On April 28, 2015, the Company received a letter from Certified Measurement, LLC (“Certified Measurement”), alleging that some of the Company’s products infringe three patents owned by assignment by Certified Measurement because they acquire physical measurements (such as motion, temperature, lighting, etc.), time-stamp the measurement data, and then perform cryptographic operations. Certified Measurement is a wholly owned subsidiary of Patent Properties, Inc. (“Patent Properties”). The Company is conducting an investigation of the claims made by Certified Measurement regarding its three patents. Certified Measurement has not initiated litigation against the Company, but the Company believes that Certified Measurement may do so. The Company intends to defend itself vigorously with respect to this and any other related claims or litigation. Since no complaint has been filed and the outcome of any potential legal proceedings related to these claims is uncertain at this time, the Company cannot estimate the amount of liability, if any, which could result from an adverse resolution of this matter.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2015, and our condensed consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations or growth; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends or market opportunities and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our operations, financial condition and cash flows. MD&A is organized as follows:

•                  Overview. Discussion of our business and overall analysis of financial and other highlights affecting our business in order to provide context for the remainder of MD&A.

•                  Factors and Trends Affecting our Performance. A summary of certain market factors and trends that we believe are important to our business which we must successfully address in order to continue to grow our business.

•                  Key Operating and Financial Metrics. Key operating and financial metrics that we use to evaluate and manage our business.

•                  Results of Operations. An analysis of our financial results comparing 2015 to 2014.

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

•                  Contractual Obligations and Off-Balance Sheet Arrangements. Overview of contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of March 31, 2015, including expected payment schedule.

•                  Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Control4 is a leading provider of automation and control solutions for the connected home. We unlock the potential of connected devices, making entertainment systems easier to use, homes more comfortable and energy efficient, and families more secure. We provide our consumers with the ability to integrate music, video, lighting, temperature, security, communications and other functionalities into a unified home automation solution that is designed to enhance our consumers’ daily lives. At the center of our solution is our advanced software platform, which we provide through our products and that interfaces with thousands of connected devices that are developed by us and by third parties.

Consumers purchase our solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater solution or a whole-home automation solution that includes the integration of music, video, lighting, temperature, security and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, which is excluded from our calculation of Core revenue. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be attributable to large projects and will continue to be uneven from period to period. During the three months ended March 31, 2015, we sold our products directly to over 3,300 active direct dealers in the United States, Canada, the United Kingdom and 47 other countries, and partnered with 28 distributors to cover an additional 41 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers with which they have a relationship and provide warehousing, training, technical support, billing and service for such dealers in each of those countries.

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

Over the past five years, we have experienced double digit annual Core revenue growth. Our Core revenue growth during that period has been the result of both the net addition of new independent dealers and distributors to our sales channels and an increase in revenue from our existing network of independent dealers and distributors. We believe our ability to grow our core sales channel has been enhanced through product innovation and expansion of our product offerings and helping our independent dealers and distributors grow their business and gross margins by providing enhanced dealer installation and marketing tools. For example, over the past twelve months we have announced that we:

•                  Released Control4® OS 2.7, with enhanced functionality including HD video intercom and support for our award winning product suite which includes:

•                  New gesture-capable, glass-edge, Control4® Touch Screens, which feature a HD camera, high-quality speakers and microphone, and a fast, high-resolution display providing full frame-rate HD video;

•                  New wireless thermostat, built for comfort control and automation, and jointly developed with climate control specialist Aprilaire; and

•                  New handheld system remote which can provide instant access to entertainment and control of the entire home.

•                  Released an update to our Composer Express software that simplifies installation and configuration for automated entertainment solutions;

•                  Partnered with over 120 manufacturers of consumer electronics, security, lighting and HVAC that have now adopted the Control4 Simple Device Discovery Protocol (SDDP), making it easier to connect and integrate their products with one another via the Control4 home automation platform. Manufacturers who have embraced SDDP include household names such as Dish Networks, Panasonic, Sony and TiVo;

•                  Introduced new lighting design tools and services to assist our independent dealers in the sales and installation of Control4 wireless and panelized lighting systems;

•                  Released Control4 Hospitality 2.5.3, an update to our powerful hotel automation solution, which adds simple, seamless, and secure wireless music streaming capabilities for hotel guests and improved energy intelligence solutions for hotel owners; and

•                  Partnered with national and regional builders, leveraging the opportunity to sell Control4 to prospective homebuyers.

While our historical revenue growth has been organic, we have completed several small acquisitions which we believe enhance our product offerings and position us for continued growth in the future. Recent acquisitions of technology and distribution-related business are as follows:

•                  In January 2015, we acquired Nexus Technologies Pty Ltd. (“Nexus”), a developer and manufacturer of the Leaf Brand of custom audio/video distribution and switching systems. We previously sold certain Leaf products under our Control4 brand and sold other Leaf Products through our on-line ordering platform. Through this acquisition, we will be able to offer a complete array of video distribution solutions under the Control4 brand to Control4 customers worldwide, gain market share in the growing audio and video (A/V) category, and leverage Leaf’s valuable engineering expertise to develop new and innovative A/V solutions. We determined that the Nexus acquisition is not a significant acquisition under Rule 3-05 of Regulation S-X;

•                  In September 2014, we acquired Extra Vegetables Limited, a UK-based company that developed integration modules and third-party drivers for Control4 and other third-party home automation systems. The acquired drivers will be provided in Control4’s driver database and made freely available to Control4’s independent dealers through our installation software, strengthening the Company’s interoperability strategy; and,

•                  In July 2014, we acquired the home automation products and related intellectual property assets of Card Access, Inc., an engineering and technology company based in Utah. We previously sold these products through a distribution agreement with Card Access. We determined that the Card Access acquisition is not a significant acquisition under Rule 3-05 of Regulation S-X.

We plan to continue to identify, acquire and integrate strategic technologies, assets and businesses that we believe will enhance the overall strength of our business, allow us to streamline sales, technical support and training, and enhance our dealers’ ability to grow their businesses.

We have historically experienced seasonal variations in our revenue as a result of holiday-related factors that are common in our industry. Our revenue is generally highest in the fourth quarter due to consumers’ desires to complete their home installations prior to the Thanksgiving and Christmas holidays. We generally see decreased sales in the first quarter due to the number of installations that were completed in the fourth quarter and the resulting decline in dealer activity in the first quarter as well as the impact of winter weather on new construction and travel in certain geographies. We generally expect these seasonal trends to continue in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics.

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

In new home construction, our builder programs continue to gain traction with regional builders as well as with national builders. Toll Brothers’ embrace of Control4 solutions continues to expand, and in December 2014, we signed another leading U.S national home-builder to a similar program and expect to start installation of model homes in select communities in the coming months. We also plan to continue to engage other regional and national builders in similar strategic alliances. We believe home automation is increasingly becoming a higher priority for home buyers, and we are now well-positioned to benefit from the U.S. housing market resurgence.

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

•                  Increasing Our Brand Awareness. In 2014, we tested a number of lead generation strategies that yielded good responses from interested homeowners. In the process, we discovered the need for us to play a more active role in lead qualification and delivery to dealers to ensure proper follow through and closure. Before we begin a planned 2015 test consumer ad campaign to boost brand awareness and interest in our solutions, we have created a small team of telemarketing and inside sales representatives to ensure inbound inquiries are qualified and directed to experienced independent dealers who are able to provide a high level of service to a new customer.  In the first few months of operation we can already see that the involvement of these groups is helping alert dealers to new business opportunities and encouraging prompt follow up on leads, resulting in consultations, development of bids and ultimately, installation projects. Also, on April 22, 2015 we hosted a live streaming online event, our first ever consumer-facing event, for Control4 customers and prospects interested in our new solutions. We were pleased with consumer attendance and the dealer response to this event.

•                  Optimizing Our North America Dealer Network. We intend to continue to optimize the performance of and expand our network of dealers in North America to ensure that we have geographic coverage and technical expertise to address our existing markets and new markets into which we plan to expand. We have recently added field sales and service personnel to assist in the optimization of our North America channel.

•                  Expanding our International Dealer and Distributor Network. We believe that our future growth will be significantly impacted by our ability to expand our dealer and distributor network outside of North America, adapt our products and services to foreign markets and increase our brand awareness internationally. In particular, we believe that we will have significant opportunities to expand our business in emerging markets such as China and India. We have added, and expect to continue to add, field sales and service personnel to assist in the optimization of our international channels. In February 2015, we announced a shift in our distribution model in Germany, and we are now working directly with independent home automation integrators and dealers in that region. To support this initiative, we are adding local staff to manage sales, technical support and training activities.

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

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers

	Three Months Ended March 31,
	2014	2015
Authorized dealers at the beginning of the period	2,544	2,676
Additions	75	84
Terminations	(76)	(88)
Authorized dealers at end of the period	2,543	2,672
Number of active dealers	2,506	2,614
% of active dealers	99%	98%

International Direct Dealers

	Three Months Ended March 31,
	2014	2015
Authorized dealers at the beginning of the period	635	787
Additions	49	64
Terminations	(1)	(15)
Authorized dealers at the end of the period	683	836
Number of active dealers	612	718
% of active dealers	90%	86%

	Three Months Ended March 31,
	2014	2015
Number of controller appliances sold	16,224	13,931
Core revenue growth	21%	2%
International core revenue as a percentage of total revenue	22%	23%

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

While our active North America dealer network is growing at a slower percentage rate, we continue to add new dealers and invest in tools and technologies to help our dealers be more successful and increase the year-over-year sales of our products. Our goal is to continuously increase our dealers’ productivity and capacity to grow. Enabling our dealers to increase productivity will ultimately drive our revenue growth. Late in the third quarter of 2014, we announced the availability of Composer Express, a powerful mobile configuration tool available on iOS and Android to empower our dealers to simplify and accelerate the onsite set-up process for Control4 system installations. The positive response from our dealers has been tremendous with the majority of them taking advantage of Composer Express to simplify their installations.

As part of our normal process for developing a productive, capable dealer network, we regularly review individual dealer performance and as necessary, terminate dealer agreements where volume and technical training requirements are not being met. As a result, there are times, including in the first quarters of both 2014 and 2015, when the number of dealer terminations exceed the number of new dealer additions in North America. We view this as a healthy part of growing our customer install direct dealer channel worldwide.

The number of active international dealers increased 17% between the three months ended March 31, 2014 and 2015, compared to an increase of 4% in the number of active North American direct dealers during the same period. Much of this growth can be attributed to a shift in our distribution model in Germany in February of 2015. We previously used a single distributor of our products in Germany, but we now work directly with 34 independent home automation integrators and dealers in that region. We plan to continue to monitor markets which are currently served by a single distributor and, when we feel that the opportunity is right, to establish direct relationships with selected dealers in these regions, which we expect will further increase our number of direct international dealers.

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

During the three months ended March 31, 2015, we sold 13,931 controllers, compared to 16,224 controllers sold in the same period in 2014. The decrease in controller sales is consistent with a steeper than usual seasonal drop off in first quarter revenue. In addition, our marketing and sales programs during the first quarter of 2014 focused on controller sales while similar programs during the first quarter of 2015 were directed to the launch of our new products, including touch panels, remotes and thermostats.

Core Revenue Growth

The majority of our revenue comes from sales of our products through our distribution channels comprised of independent dealers in the United States and Canada, and independent dealers and distributors located throughout the rest of the world. We refer to revenue attributable to sales through dealers located in the United States and Canada as North America Core revenue, and revenue attributable to sales through dealers and distributors located throughout the rest of the world as International Core revenue. Core revenue does not include revenue from sales to hotels or certification fees paid to us. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be attributable to large projects and will continue to be uneven from period to period. We therefore believe that our Core revenue growth is a good measure of our market penetration and the growth of our business.

International Revenue as a Percentage of Total Revenue

We believe that the international market represents a large and underpenetrated opportunity for us. We have established or acquired offices in the U.K., China, India and Australia, and we are in the process of opening an office in Germany.  We have formed relationships with independent international dealers and distributors, and we have expanded foreign language support for our solutions. We track International revenue as a percentage of total revenue as a key measure of our success in expanding our business internationally.

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
North America Core Revenue	$24,239	$24,390
International Core Revenue	7,048	7,375
Other Revenue	568	318
Total Revenue	$31,855	$32,083
North America Core Revenue as a % of Total Revenue	76%	76%
International Core Revenue as a % of Total Revenue	22%	23%

North America core revenue increased $0.2 million, or 1%, from 2014 to 2015. International core revenue increased $0.3 million, or 5%, from 2014 to 2015.

During the first quarter of 2015, we released a broad range of new products which began shipping towards the end of the quarter. We experienced a decline during the quarter in orders for existing products that the new products replaced, and were not able to meet the manufacturing and fulfillment demands created by orders for the new products due to the short period between when products were released for manufacturing and the end of the quarter. As a result, we closed the quarter with a new-product backlog of approximately $1.5 million which is higher than typical quarter end new-product backlog amounts.

We continue to make investments internationally to improve our dealers’ ability to sell and install our products and believe that these investments will enable us to take grow our key international markets.

Gross Margin

As a percentage of revenue, our gross margin has been and will continue to be affected by a variety of factors. Our gross margin is relatively consistent across our products. Our gross margin on third-party products we sell through our online distribution platform is higher than our gross margin on our other product sales because we only recognize our net profit on these sales as revenue. Our gross margin is higher on software licensing and subscription revenue than it is on product sales. Our gross margin is also higher on our sales made directly through dealers than it is on our sales made through distributors. Gross margin may be negatively affected by price competition in our target markets and associated promotional or volume incentive rebates offered to our independent dealers and distributors.

Gross margin for the three months ended March 31, 2014 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2015
Gross margin	$16,236	$15,611
Percentage of revenue	51%	49%

As a percentage of revenue, our gross margin decreased from 51% in 2014 to 49% in 2015. The decrease was due primarily to foreign currency translation losses associated with strengthening of the U.S. Dollar relative to certain international currencies, enhancements to our volume incentive rebate program resulting in higher volume incentive rebates provided to our dealers and higher freight charges associated with expedited shipments to our fulfillment centers, offset by component cost reductions. Our sales in Europe are generally priced in Pounds Sterling or the Euro while our cost of goods sold are denominated in U.S. dollars. The declining value of the Pounds Sterling and the Euro relative to the U.S. Dollar has had a negative impact on the gross margin for sales in Europe.

In addition, in conjunction with our acquisition of Nexus Technologies Pty Ltd. (“Nexus”), we were required to record Nexus inventory at its fair value, as determined under ASC 805, Business Combinations, resulting in a step-up in the inventory value. Such step-up is recorded through cost of goods sold when the inventory is sold, resulting in a negative impact to our gross margin. In addition, cost of goods sold includes ongoing, periodic amortization of the acquired technology.

The impact of manufacturing overhead as a percentage of revenue on our gross margin percentage varies depending on total revenue and overhead spending in a given period. We expect our gross margin percentage to increase in the second quarter of 2015 relative to the first quarter of 2015 as revenue increases will result in lower fixed manufacturing overhead as a percentage of revenue.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineers and product managers. Research and development expenses also include prototyping and field-testing expenses incurred in the development of our products. We also include fees paid to agencies to obtain regulatory certifications.

Research and development expenses for the three months ended March 31, 2014 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2015
Research and development	$6,775	$7,995
Percentage of revenue	21%	25%

Research and development expenses increased by $1.2 million, or 18%, in 2015 compared to 2014. These increases were primarily due to an increase in headcount and related expenses, including non-cash stock based compensation expense, to support our ongoing and expanded product development activities. In addition, manufacturing prototype expenses and compliance and regulatory fees associated with our new product introductions contributed to the year over year increase.

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

Sales and marketing expenses for the three months ended March 31, 2014 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2015
Sales and marketing	$6,301	$7,367
Percentage of revenue	20%	23%

Sales and marketing expenses increased by $1.1 million, or 17%, in 2015 compared to 2014. The period over period increases in absolute dollars for sales and marketing expenses was primarily due to sales headcount increases and the related expenses. In addition, we increased our marketing expenses to grow our dealer and distributor networks throughout the world and deliver tools to the sales channel to support local marketing and sales lead generation.

We expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future as we add sales personnel, particularly in our international channel, and continue to invest in marketing to increase awareness of our products and brand.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for our employees in our executive administration, finance, information systems, human resource and legal departments. Also included in general and administrative expenses are outside legal fees, audit fees, facilities expenses and insurance costs.

General and administrative expenses for the three months ended March 31, 2014 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2015
General and administrative	$3,688	$4,621
Percentage of revenue	12%	14%

General and administrative expenses increased by $0.9 million, or 25%, in 2015 compared to 2014. The increase in absolute dollars is primarily due to $0.6 million in acquisition-related expenses incurred during the first quarter of 2015 associated with the acquisition of Nexus. In addition, general and administrative expenses are higher due to non-cash stock based compensation expense and facilities related costs.

We expect our general and administrative expenses to increase in absolute dollars primarily as a result of growth of the business. However, we also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Other Income (Expense)

Other income (expense) consists primarily of foreign currency transaction gains (losses) and net interest income (expense). Other income (expense) for the three months ended March 31, 2014 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2015
Other income (expense)	$(11)	$(389)
Percentage of revenue	0%	1%

In the first quarter of 2015, we recorded other expense of $0.5 million compared to other income of $8,000 in the first quarter of 2014. Other expense incurred during the first quarter of 2015 is primarily related to foreign currency losses sustained on our U.S. dollar obligations that are being carried in local currency by our foreign subsidiaries. This is due to the U.S. dollar strengthening against the Pound Sterling, Euro, and Australian Dollar during the quarter, causing those U.S. dollar obligations, primarily intercompany payable to the U.S. entity, to increase in local currency resulting in increased expense.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended March 31, 2014 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2015
Income tax expense (benefit)	$—	$(530)
Percentage of loss before income taxes	0%	11%

We recognized an income tax benefit of $0.5 million for the three months ended March 31, 2015, driven primarily by those jurisdictions that have generated a loss through the same period. We anticipate generating income through the remainder of 2015, which we anticipate will offset losses incurred during the first quarter of the year.

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

As of March 31, 2015, we had $84.1 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $13.1 million from December 31, 2014. The decrease in cash and cash equivalents and net marketable securities was due primarily to the purchase of Nexus Technologies Pty Ltd. The total consideration transferred for Nexus was $8.5 million in cash, net of cash acquired of $0.1 million, resulting in net cash paid of $8.4 million. In addition, we incurred approximately $0.6 million in acquisition-related expenses. We anticipate that in future periods, this acquisition will have a positive impact on revenue, gross margin and income from operations.

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

The following table shows selected financial information and statistics as of December 31, 2014, and March 31, 2015 (in thousands):

	December 31, 2014	March 31, 2015
Cash and cash equivalents	$29,187	$14,637
Investments, net(1)	68,032	69,477
Accounts receivable, net	20,155	18,749
Inventories	14,212	19,762
Working capital	97,939	83,142

(1)                                 We account for purchases and sales of investments on a trade-date basis. This is a non-GAAP measure representing the fair market value of our available-for-sale investments on a settlement date basis because from time to time, the investment trade date and the investment settlement date will cross a reporting period. We believe presentation of our investments on a settlement date basis is relevant to readers of our financial statements. Please refer to the Non-GAAP Measures section for a reconciliation of investments to investments, net.

We have historically maintained a revolving credit facility of $13.0 million. Borrowing under the revolving credit facility is subject to certain collateral restrictions relating primarily to our accounts receivable and inventory levels and for all periods presented we have not borrowed against the facility. We have decided to not renew the revolving credit facility which has a maturity date of May 29, 2015. We believe that we have the ability to obtain similar facilities in the future to support our financing operations as needed.

Our credit facility and term loan agreements contain various restrictive and financial covenants and we were in compliance with each of these covenants as of March 31, 2015.

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

Cash Flow Analysis

A summary of our cash flows for the three months ended March 31, 2014 and 2015 is set forth below (in thousands):

	Three Months Ended March 31,
	2014	2015
Cash and cash equivalents at beginning of period	$84,546	$29,187
Net cash used in operating activities	(1,447)	(4,175)
Net cash used in investing activities	(59,121)	(10,593)
Net cash provided by financing activities	2,902	224
Effect of exchange rate changes on cash and cash equivalents	5	(6)
Net change in cash for the period	(57,661)	(14,550)
Cash and cash equivalents at the end of the period	$26,885	$14,637

Operating Activities

Cash used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash flows from operating activities of $2.7 million during the three months ended March 31, 2015 compared to the same period in 2014 is due primarily to the net loss for the period and changes in working capital which included increases in inventory, inventory in transit, and accounts receivable. The growth in accounts receivable was due to the concentration of sales towards the end of the quarter.

Investing Activities

Cash used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, business acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities decreased from 2014 to 2015, primarily attributable to fewer purchases of marketable securities. This decrease was partially offset by the total consideration transferred for Nexus of $8.5 million in cash, net of cash acquired of $0.1 million, resulting in net cash paid of $8.4 million.

Financing Activities

Financing cash flows consist primarily of borrowing against and repayment of long term debt and proceeds from the exercise of options to acquire common stock.

During the three months ended March 31, 2014 and 2015, we received proceeds of $3.2 million and $0.5 million, respectively, from the exercise of options to purchase common stock.

Repayments on our term loan agreements were $0.3 million during each of the three months ended March 31, 2014 and 2015.

Non-GAAP Financial Measures

In addition to our GAAP operating results, we use certain non-GAAP financial measures to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States. Non-GAAP gross margin, non-GAAP income (loss) from operations, and non-GAAP net income (loss) exclude non-cash expenses related to stock-based compensation, amortization of intangible assets, and acquisition-related costs.

Management believes that it is useful to exclude stock-based compensation expense because the amount of such expense in any specific period may not directly correlate to the underlying performance of our business operations.

We have recently completed acquisitions which resulted in operating expenses that would not have otherwise been incurred. Management has provided supplementary non-GAAP financial measures, which exclude acquisition-related expense items resulting from acquisitions, to allow more accurate comparisons of the financial results to historical operations, forward-looking guidance and the financial results of less acquisitive peer companies. Management considers these types of costs and adjustments, to a great extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, we do not consider these acquisition-related costs and adjustments to be related to the organic continuing operations of the acquired businesses and are generally not relevant to assessing or estimating the long-term performance of the acquired assets. In addition, the size, complexity and/or volume of past acquisitions, which often drives the magnitude of acquisition-related costs, may not be indicative of the size, complexity and/or volume of future acquisitions. By excluding acquisition-related costs and adjustments from our non-GAAP measures, management is better able to evaluate our ability to utilize its existing assets and estimate the long-term value that acquired assets will generate for us. We believe that providing a supplemental non-GAAP measure which excludes these items allows management and investors to consider the ongoing operations of the business both with, and without, such expenses.

These acquisition-related costs are included in the following categories: (i) professional service fees, recorded in operating expenses, which include third party costs related to the acquisition, and legal and other professional service fees associated with diligence, entity formation and corporate structuring, disputes and regulatory matters related to acquired entities and (ii) acquisition-related adjustments which include adjustments to acquisition-related items such as being required to record Nexus inventory at its fair value, resulting in a step-up in the inventory value. The step-up is recorded through cost of goods sold when the inventory is sold, resulting in a negative impact to our gross margin. Although these expenses are not recurring with respect to past acquisitions, we will generally incur these expenses in connection with any future acquisitions.

We exclude the amortization of acquired intangible assets from non-GAAP measures. These amounts are inconsistent in amount and frequency and are significantly impacted by the timing and size of acquisitions. Providing a supplemental measure which excludes these charges allows management and investors to evaluate results “as-if” the acquired intangible assets had been developed internally rather than acquired. Although we exclude amortization of acquired intangible assets from non-GAAP measures, we believe that it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Future acquisitions may result in the amortization of additional intangible assets.

Management provides a non-GAAP measure representing the fair market value of our available-for-sale investments. We account for purchases and sales of investments on a trade-date basis. This is a non-GAAP measure representing the fair market value of our available-for-sale investments on a settlement date basis because from time to time, the investment trade date and the investment settlement date will cross a reporting period. We believe presentation of our investments on a settlement date basis is relevant to readers of our financial statements.

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

	Three Months Ended
	March 31,
	2014	2015
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$16,236	$15,611
Stock-based compensation expense in cost of revenue	20	47
Amortization of intangible assets in cost of revenue	94	305
Acquisition-related costs in cost of revenue	—	294
Non-GAAP gross margin	$16,350	$16,257
Revenue	$31,855	$32,083
Gross margin percentage	51.0%	48.7%
Non-GAAP gross margin percentage	51.3%	50.7%

Reconciliation of Loss from Operations to Non-GAAP Income (Loss) from Operations:
Loss from operations	$(528)	$(4,372)
Stock-based compensation expense	1,247	1,849
Amortization of intangible assets	98	325
Acquisition-related costs	—	886
Non-GAAP income (loss) from operations	$817	$(1,312)
Revenue	$31,855	$32,083
Operating margin percentage	-1.7%	-13.6%
Non-GAAP operating margin percentage	2.6%	-4.1%

Reconciliation of Net Loss to Non-GAAP Net Income (Loss):
Net loss	$(539)	$(4,231)
Stock-based compensation expense	1,247	1,849
Amortization of intangible assets	98	325
Acquisition-related costs	—	886
Non-GAAP net income (loss)	$806	$(1,171)
Non-GAAP net income (loss) per common share:
Basic	$0.03	$(0.05)
Diluted	$0.03	$(0.05)
Weighted-average number of shares:
Basic	23,117	24,344
Diluted	25,746	24,344

Reconciliation of Investments to Investments, net:
Short-term investments	$53,523	$50,707
Long-term investments	14,509	18,770
Investments payable	—	—
Investments, net	$68,032	$69,447

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet activities. We do not have any off-balance interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily debt obligations and non-cancellable operating leases.

Our contractual cash obligations at March 31, 2015 are as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(in thousands)
Long-term debt obligations, including interest(1)	$1,882	$1,026	$856	$—	$—
Operating lease obligations	6,213	2,109	3,638	466	—
Purchase commitments	28,559	28,559	—	—	—
Total contractual obligations	$36,654	$31,694	$4,494	$466	$—

(1)                                 Interest was calculated on outstanding borrowings at the date indicated in the table above and assumes the rate remains constant during the following years. The credit facility has a variable rate of interest of prime or LIBOR plus 2.50%, as selected by us. The variable rate was 3.25% at March 31, 2015. Term borrowings are payable in equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at March 31, 2015.

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

Our critical accounting policies and estimates are detailed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K as filed with the SEC on February 20, 2015. None of our critical accounting policies and estimates have changed significantly since that filing.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures are detailed in Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report on Form 10-K as filed with the SEC on February 20, 2015. Other than our interest rate risk described below, our market risk has not changed significantly since that filing.

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of March 31, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.5 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

On August 12, 2014 and September 16, 2014, respectively, we received letters from Nokia Corporation alleging that we manufacture or supply products that practice IEEE 802.11 Standards related to wireless technology, and that Nokia is the owner of a portfolio of patents essential to that standard. We are conducting an investigation of the claims made by Nokia regarding its patent portfolio. Nokia has not initiated litigation against us, but we believe that Nokia may do so. We intend to defend ourselves vigorously with respect to this and any other related claims or litigation. Since no complaint has been filed and the outcome of any potential legal proceedings related to these claims is uncertain at this time, we cannot estimate the amount of liability, if any, that could result from an adverse resolution of this matter.

On April 15, 2015, Intuitive Building Controls, Inc. (“IBC”), a corporation organized under the laws of Texas, filed a Complaint against us in the Eastern District of Texas. During April 2015, IBC filed similar complaints against many other companies. IBC’s Complaint asserts that our lighting control systems, specifically including our controllers and in-wall touch screens, infringe three United States patents that IBC owns by assignment: U.S. Patent Nos. 6,118,230 (the “‘230 patent”), 6,160,359 (the “‘359 patent”) and 5,945,993 (the “‘993 patent). The Complaint seeks injunctive relief and monetary damages. Based on our preliminary investigation of the patents at issue, we do not believe our products infringe any valid or enforceable claim of these patents; and, therefore, we will vigorously defend the lawsuit.

On April 28, 2015, we received a letter from Certified Measurement, LLC (“Certified Measurement”), alleging that some of our products infringe three patents owned by assignment by Certified Measurement because they acquire physical measurements (such as motion, temperature, lighting, etc.), time-stamp the measurement data, and then perform cryptographic operations. Certified Measurement is a wholly owned subsidiary of Patent Properties, Inc. (“Patent Properties”). We are conducting an investigation of the claims made by Certified Measurement regarding its three patents. Certified Measurement has not initiated litigation against us, but we believe that Certified Measurement may do so. We intend to defend ourselves vigorously with respect to this and any other related claims or litigation. Since no complaint has been filed and the outcome of any potential legal proceedings related to these claims is uncertain at this time, we cannot estimate the amount of liability, if any, which could result from an adverse resolution of this matter.

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

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of March 31, 2015, we had an accumulated deficit of $98.2 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not remain profitable. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

Many companies with which we directly compete have been operating in this industry for many years and, as a result, have established significant name recognition in the home automation industry. For example, Crestron, a provider of luxury integrated installations, has been in business for over 40 years and has become an established presence in the home automation industry. Another provider of luxury integrated installations is Savant Systems, which provides home automation based on the Apple iOS operating platform. To the extent these providers are able to develop more affordable products that compete more directly with our solution across all of our target demographics, our growth may be constrained and our business could suffer. In addition, given the strong growth potential of the market, we expect there to be many new entrants in the future.

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

We sell our solutions through independent dealers and distributors. These dealers and distributors work with consumers to design, install, update and maintain their home automation installations. While we are able to track orders from dealers and distributors and have access to certain information about the configurations of the Control4 systems they install which we receive through our controller appliances, we also rely on these dealers and distributors to provide us with information about consumer behavior, product and system feedback, consumer demographics, buying patterns and information on our competitors. We use this channel sell-through data, along with other metrics, to assess consumer demand for our solutions, develop new products, adjust pricing and make other strategic business decisions. Channel sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be complete or accurate. In addition, to the extent we collect information directly from consumers, for example through surveys that we conduct, the consumers who chose to supply this sell-through data self select and vary by geographic region and from period to period, which may impact the usefulness of the results. If we do not receive consumer information on a timely or accurate basis, or if we do not properly interpret this information, our ability to quickly react to market changes and effectively manage our business may be harmed.

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

•                  The cost and availability of component parts used in our products;

•                  The amount and timing of expenditures, including those related to expanding our operations, increasing research and development, introducing new solutions or costs related to disputes and litigation; and

•                  Changes in the payment terms for our solutions.

Due to the foregoing factors and the other risks discussed herein, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance, nor should you consider any revenue growth as indicative of our future performance.

If we are unable to develop new solutions, sell our solutions into new markets or further penetrate our existing markets, our revenue may not grow as expected.

Our ability to increase sales will depend in large part on our ability to enhance and improve our solutions, to introduce new solutions in a timely manner, to sell into new markets and to further penetrate our existing markets. The success of any enhancement or new product or solution depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, the ability to attract, retain and effectively train sales and marketing personnel, the ability to develop relationships with independent dealers and distributors and the effectiveness of our marketing programs. Any new product or solution we develop or acquire may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our solutions, including new vertical markets and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet consumer demand. Moreover, we are frequently required to enhance and update our solutions as a result of changing standards and technological developments, which makes it difficult to recover the cost of development and forces us to continually qualify new solutions with our consumers. If we are unable to successfully develop or acquire new solutions, enhance our existing solutions to meet consumer requirements, sell solutions into new markets or sell our solutions to additional consumers in our existing markets, our revenue may not grow as expected or it may decline.

Our success depends, in part, on our ability to develop and expand our global network of independent dealers and distributors.

As of March 31, 2015, we have developed a global network of over 3,300 active direct dealers and 28 distributors to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and expanding our line of mainstream consumer products our dealers offer. If we are unable to expand our network of independent dealers and distributors, our business could be harmed.

We rely on our independent dealers and distributors to sell our solution, and if our dealers and distributors fail to perform, our ability to sell and distribute our products and services will be limited, and our results of operations may be harmed.

Substantially all of our revenue is generated through the sales of our solution by our authorized dealers and distributors. Our dealers and distributors are independent businesses that voluntarily sell our products as well as the products of other companies to consumers. We provide our dealers and distributors with specific training and programs to assist them in selling, installing and servicing our products, but we cannot assure that these steps will be effective. We have observed, and expect to continue to observe, high volatility in the monthly, quarterly and annual sales performance of individual dealers and distributors. Although we can make estimated forecasts of cumulative sales of large numbers of dealers and distributors, we cannot assure their accuracy collectively or individually. Accordingly, we may not be able to reduce or slow our spending quickly enough if our actual sales fall short of our expectations. As a result, we expect that our revenues, results of operations and cash flows may fluctuate significantly on a quarterly basis. We believe that period-to-period comparisons of our revenues, results of operations and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Our independent dealers and distributors may be unsuccessful in marketing, selling, installing and supporting our products and services. If we are unable to develop and maintain effective sales incentive programs for our dealers and distributors, we may not be able to incentivize them to sell our products to consumers and, in particular, to larger businesses and organizations. Our dealers and distributors may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales, and support of such competitive products. Our dealers and distributors may have incentives to promote our competitors’ products to the detriment of our own, or may cease selling our products altogether. Our agreements with our dealers and distributors may generally be terminated for any reason by either party with advance notice. We cannot assure that we will retain these dealers and distributors, or that we will be able to secure additional or replacement dealers and distributors. For example, in February 2015, we announced that we were transitioning from a single distributor to a direct to dealer sales model in Germany. While we believe that this can ultimately have a positive impact on sales and profitability in this region, it may also create disruption in the established channel and our sales may be impacted in connection with this or any similar change in our sales process in the future.

In addition, while we take certain steps to protect ourselves from liability for the actions of our dealers and distributors, consumers may seek to recover amounts from us for any damages caused by independent dealers in connection with system installations, or the failure of a system to perform properly due to an incorrect installation by a dealer. Furthermore, dealers and distributors may initiate claims against us related to any failure or perceived failure to operate our business in accordance with our contracts and the law. In addition, our independent dealers and distributors may use our name and our brand in ways we do not authorize, and any such improper use may harm our reputation or expose us to liability for their actions.

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

We are currently changing several aspects of our operating system, and may utilize Android open source technology in the future, which may cause difficulties including compatibility, stability and time to market. The success of this possible change, or any enhanced or new product or solution will depend on several factors, including the timely completion and market acceptance of the enhanced or new product or solution. Similarly, if any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices, which could impact sales and decrease our market share.

We currently rely on contract manufacturers to manufacture our products and on component vendors to supply parts used in our products. The majority of our components are supplied by a single source. Any disruption in our supply chain, or our failure to successfully manage our relationships with our contract manufacturers or component vendors could harm our business.

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the three months ended March 31, 2015, two contract manufacturers, Sanmina and LiteOn, manufactured approximately 59% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social and legal uncertainties that may harm our relationships with them. If we fail to manage our relationships with our contract manufacturers or component vendors effectively, or if our contract manufacturers or component vendors experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’ or component vendors’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers or component vendors, we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

Growth of our business will depend on market awareness and a strong brand, and any failure to develop, maintain, protect and enhance our brand would hurt our ability to retain or attract consumers.

Because of the early stage of development of the mainstream home automation market, we believe that building and maintaining market awareness, brand recognition and goodwill is critical to our success. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaigns to further promote our brand, this effort may not be successful. Our efforts in developing our brand may be affected by the marketing efforts of our competitors, negative publicity and social media commentary and our reliance on our independent dealers, distributors and strategic partners to promote our brand effectively. If we are unable to cost-effectively maintain and increase positive awareness of our brand, our business, results of operations and financial condition could be harmed.

We operate in the emerging and evolving home automation market, which may develop more slowly or differently than we expect. If the mainstream home automation market does not grow as we expect, or if we cannot expand our solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur additional operating losses.

The market for home automation and control solutions is developing, and it is uncertain whether, how rapidly or how consistently this market will develop, and even if it does develop, whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with traditional solutions, concerns for additional costs and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market. Our ability to expand the sales of our solutions to a broader consumer base depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the ability to develop relationships with independent dealers and distributors, the effectiveness of our marketing programs, the costs of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to mainstream consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the three months ended March 31, 2015, we spent $8.0 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be harmed. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and consumer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future, and we expect to continue to expand our headcount and operations. Our ability to effectively compete and to manage our planned future growth will depend on, among other things:

•                  Maintaining continuity in our senior management and key personnel;

•                  Increasing the productivity of our existing employees;

•                  Attracting, training, motivating and retaining our employees, particularly our technical and management personnel;

•                  Maintaining existing relationships and developing new relationships with independent contract manufacturers, dealers and distributors;

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

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules implemented by the Securities and Exchange Commission (“SEC”), The NASDAQ Stock Market LLC, and other applicable securities or exchange-related rules and regulations. In addition, our management team has also had to adapt to the requirements of being a public company. Complying with these rules and regulations substantially increases our legal and financial compliance costs and makes some activities more difficult, time consuming or costly. These compliance requirements and costs will only increase once we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

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

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Significant judgment is required in determining our worldwide provision for income taxes and evaluating our uncertain tax positions. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, our tax provision, results of operations or cash flows could be harmed. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for any particular year for extended periods of time.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Sanmina and LiteOn, two of our contract manufacturers that manufactured 59% of our inventory purchases for the three months ended March 31, 2015, have manufacturing facilities located in China. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our solutions from dealers and distributors in the region, which may harm our results of operations for a particular period. In addition, acts of terrorism and cyber terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. As we continue to market and sell products in new jurisdictions, we may become subject to additional rules and regulations, and these regulatory requirements may be different or more stringent than those in the United States and Europe. Specifically, we are aware that we are required to obtain additional product safety and compliance certifications on all of our products sold in some jurisdictions in which we have recently begun selling products, which are similar to safety certifications we’ve already obtained in other jurisdictions. While we have obtained these certifications for many of our products currently sold in these new jurisdictions, we continue to work towards full compliance for all of our products sold. Delays in meeting, or failure to meet, these certification standards may cause us to miss market opportunities and may hinder us from entering and selling our products in those markets. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enjoinders of future shipments, mandatory product recalls, seizures, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, results of operations and financial condition.

Risks Related to Our International Operations

In recent years, a significant amount of our revenue has come from sales outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.

We have a limited history of marketing, selling, installing and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 24% of our total revenue for the three months ended March 31, 2015, and we expect that percentage to grow in the future. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

•                  Localization of applicable agreements under applicable foreign law;

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

We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements, patents, trademarks, domain names and other measures, some of which afford only limited protection. We also rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology, or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to obtain and enforce in some countries, which could make it easier for competitors to capture market share. Our failure or inability to adequately protect our intellectual property and proprietary rights could harm our business, financial condition and results of operations.

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

Failure to maintain the security of our information and technology networks, including information relating to our dealers, distributors, partners, consumers and employees, could adversely affect us. Furthermore, if security breaches in connection with the delivery of our products and services allow unauthorized third parties to obtain control of or otherwise access consumers’ appliances, our reputation, business, results of operations and financial condition could be harmed.

We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information pertaining to our dealers, distributors, partners, consumers and employees. The protection of dealer, distributor, partner, consumer and employee data is critical to the Company. We devote significant resources to addressing security vulnerabilities in our products and information technology systems, however, the security measures put in place by the Company cannot provide absolute security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or dealer error, malfeasance, or other vulnerabilities. Cybersecurity attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack, or fail to invest sufficient resources in security measures. We have and will continue to experience cyber-attacks, and we cannot be certain that advances in cyber-capabilities or other developments will not permit compromise or breach the technology protecting the networks that access our products and services and repositories where we store this information.

We have acquired a number of companies over the years and may continue to do so in the future. While we make significant efforts to address any information technology security issues with respect to our acquisitions, we may still inherit such risks when we integrate the acquired products and systems within the Company.

In addition, consumers can use our tools to access their automations systems remotely, and certain of our employees and independent dealers can access and update certain of our home automation products and services through the Internet. Security breaches by third parties or by, or originating from, one or more of our dealers, distributors or employees, that allow unauthorized third parties to obtain control of our consumers’ appliances containing our products or to obtain, collect, use or disclosure any the personal data of consumers, could harm our reputation, business, results of operations and financial condition. Furthermore, although we do not recommend or approve of port forwarding for remote access to our solutions, certain of our dealers have in the past and may in the future enable port forwarding, which could create security vulnerabilities in a consumer’s home network. If a security breach occurs, our reputation, business, results of operations and financial condition could be harmed. In addition, even the perception that there is a security risk associated with home automation devices generally, or that we or our dealers, distributors or employees have improperly used our technology or mishandled personal information could have a negative effect on our business. This negative perception may be increased in the event of a security breach or cyber-attack impacting one of our competitors or their products and services.

Though it is difficult to determine what harm may directly result from any specific interruption or security breach, any failure or perceived failure to maintain performance, reliability, security and availability of systems or the actual or potential theft, loss, fraudulent use or misuse of our products or the confidential information including personally identifiable data of a dealer, distributor, partner, consumer, and employee could result in:

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

•                  Addition or loss of independent dealers, distributors or consumers;

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

•                  Share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•                  General economic, geopolitical and market conditions.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, geopolitical and market conditions such as recessions, interest rate changes or international currency fluctuations, may harm the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

As of March 31, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 39.8% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	August 30, 2013

3.2	Amended and Restated Bylaws.	S-1	3.4	July 1, 2013

4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	July 18, 2013

21.1	List of Subsidiaries of the Registrant.	10-K	21.1	February 20, 2015

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: May 6, 2015		CONTROL4 CORPORATION

	By:	/s/ Dan Strong
Dan Strong
Chief Financial Officer
(Principal Financial and Accounting Officer)