Form 10-Q
period 2015-06-30
CONTROL4 CORP
filed 2015-07-31
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On July 23, 2015,  24,267,944 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

Control4 Corporation

 Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	June 30,
	2014	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,187	$17,180
Restricted cash	311	314
Short-term investments	53,523	46,118
Accounts receivable, net	20,155	21,960
Inventories	14,212	18,437
Prepaid expenses and other current assets	2,075	2,533
Total current assets	119,463	106,542
Property and equipment, net	5,089	6,348
Long-term investments	14,509	19,838
Intangible assets, net	1,409	5,503
Goodwill	231	2,742
Other assets	1,329	1,483
Total assets	$142,030	$142,456
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,016	$15,423
Accrued liabilities	4,750	5,771
Deferred revenue	843	1,033
Current portion of notes payable	915	797
Total current liabilities	21,524	23,024
Notes payable	913	525
Other long-term liabilities	1,291	923
Total liabilities	23,728	24,472
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 24,305,381 and 24,457,157 shares issued; 24,305,381 and 24,229,882 shares outstanding at December 31, 2014 and June 30, 2015 (unaudited), respectively	2	2
Treasury stock, at cost; 0 and 227,275 shares at December 31, 2014 and June 30, 2015 (unaudited), respectively	—	(2,148)
Additional paid-in capital	212,388	216,626
Accumulated deficit	(93,928)	(96,118)
Accumulated other comprehensive loss	(160)	(378)
Total stockholders’ equity	118,302	117,984
Total liabilities and stockholders’ equity	$142,030	$142,456

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)		(unaudited)
Revenue	$36,661	$44,641	$68,516	$76,724
Cost of revenue	17,694	22,312	33,313	38,784
Gross margin	18,967	22,329	35,203	37,940
Operating expenses:
Research and development	7,097	8,122	13,872	16,117
Sales and marketing	6,364	7,812	12,665	15,179
General and administrative	3,440	4,288	7,128	8,909
Litigation settlement	35	—	35	—
Total operating expenses	16,936	20,222	33,700	40,205
Income (loss) from operations	2,031	2,107	1,503	(2,265)
Other income (expense):
Interest, net	20	42	1	63
Other income (expense)	63	70	71	(340)
Total other income (expense)	83	112	72	(277)
Income (loss) before income taxes	2,114	2,219	1,575	(2,542)
Income tax expense (benefit)	103	178	103	(352)
Net income (loss)	$2,011	$2,041	$1,472	$(2,190)
Net income (loss) per common share:
Basic	$0.08	$0.08	$0.06	$(0.09)
Diluted	$0.08	$0.08	$0.06	$(0.09)
Weighted-average number of shares:
Basic	23,715	24,309	23,417	24,326
Diluted	25,671	25,296	25,709	24,326

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)		(unaudited)
Net income (loss)	$2,011	$2,041	$1,472	$(2,190)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	16	41	17	(246)
Net unrealized gains (losses) on available-for-sale investments, net of tax	34	(12)	1	28
Total other comprehensive income (loss)	50	29	18	(218)
Comprehensive income (loss)	$2,061	$2,070	$1,490	$(2,408)

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2014	2015
	(unaudited)
Operating activities
Net income (loss)	$1,472	$(2,190)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1,245	1,321
Amortization of intangible assets	196	728
Provision for doubtful accounts	163	172
Stock-based compensation	2,655	3,528
Excess tax benefit from exercise of options for common stock	(9)	—
Changes in assets and liabilities:
Accounts receivable	(1,734)	(1,458)
Inventories	(597)	(1,912)
Prepaid expenses and other current assets	(403)	(421)
Other assets	(168)	(116)
Accounts payable	(932)	(1,818)
Accrued liabilities	(1,154)	(256)
Deferred revenue	85	190
Other long-term liabilities	(33)	(369)
Net cash provided by (used in) operating activities	786	(2,601)
Investing activities
Purchase of available-for-sale investments	(72,536)	(36,272)
Proceeds from sales of available-for-sale investments	1,043	—
Proceeds from maturities of available-for-sale investments	2,100	39,079
Purchases of property and equipment	(1,230)	(1,927)
Business acquisitions, net of cash acquired	—	(8,380)
Net cash used in investing activities	(70,623)	(7,500)
Financing activities
Proceeds from exercise of options for common stock	4,241	710
Excess tax benefit from exercise of options for common stock	9	—
Repurchase of common stock	—	(2,148)
Repayment of notes payable	(555)	(506)
Net cash provided by (used in) financing activities	3,695	(1,944)
Effect of exchange rate changes on cash and cash equivalents	9	38
Net decrease in cash and cash equivalents	(66,133)	(12,007)
Cash and cash equivalents at beginning of period	84,546	29,187
Cash and cash equivalents at end of period	$18,413	$17,180
Supplemental disclosure of cash flow information
Cash paid for interest	$78	$65
Cash paid for taxes	100	121
Supplemental schedule of non-cash investing and financing activities
Unsettled purchases of available-for-sale investments	723	703
Net unrealized losses on available-for-sale investments	1	28

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

Immaterial correction of an error

Certain prior-year amounts have been adjusted in order to conform to the current-year presentation. The adjustment is related to $0.7 million of unsettled purchases of available-for-sale investments previously disclosed in the accrued liabilities and purchases of available-for-sale investments line items on the statement of cash flows adjusted to the supplemental schedule of non-cash investing and financing activities.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive income (loss), and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other future interim or annual period.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, the Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. To date, the Company has viewed its operations and manages its business as one operating segment.

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in United States dollars, except for sales to dealers and distributors located in the United Kingdom and the European Union, which are generally denominated in pounds sterling and the euro, respectively. There were no individual account balances greater than 10% of total accounts receivable at December 31, 2014 and June 30, 2015.

No dealer or distributor accounted for more than 10% of total revenue for the three and six months ended June 30, 2014 and 2015.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. With the exception of Canada, no single foreign country accounted for more than 10% of total revenue for the three and six months ended June 30, 2014 and 2015. The following table sets forth revenue from the U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Revenue-United States	$24,762	$30,055	$45,804	$51,272
Revenue-Canada	3,415	4,122	6,645	7,208
Revenue-all other international sources	8,485	10,465	16,066	18,245
Total revenue	$36,661	$44,641	$68,516	$76,724
International revenue (excluding Canada) as a percent of total revenue	23%	23%	23%	24%

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

The following table presents the changes in the product warranty liability (in thousands):

Warranty Liability
Balance at December 31, 2014	$1,191
Warranty costs accrued	1,116
Warranty claims	(963)
Balance at June 30, 2015	$1,344

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Numerator:
Net income (loss)	$2,011	$2,041	$1,472	$(2,190)
Denominator:
Weighted average common stock outstanding for basic net income (loss) per common share	23,715	24,309	23,417	24,326
Effect of dilutive securities—stock options	1,956	987	2,292	—
Weighted average common shares and dilutive securities outstanding	25,671	25,296	25,709	24,326

The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Options to purchase common stock	1,115	2,417	746	4,817

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2004-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to defer the effective date of this standard for one year, and is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The deferred standard allows early adoption of the standard on the original effective date of December 15, 2016. The Company is still evaluating the impact of adopting this guidance as well as whether the Company will apply the amendments retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this update at the date of initial application.

In August 2014, the FASB issued ASU 2014-15, ‘‘Presentation of Financial Statements — Going Concern (Subtopic 205-40).’’ The amended guidance requires an entity to prepare financial statements under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting, if liquidation of the entity becomes imminent. The guidance is effective for the annual period ending on December 31, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company early adopted this guidance,  and the adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The guidance is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is still evaluating the impact of adopting this guidance.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2014	2015
Finished goods	$13,324	$14,908
Work-in-process	—	321
Component parts	888	3,208
	$14,212	$18,437

Property and equipment, net consisted of the following (in thousands):

	December 31,	June 30,
	2014	2015
Computer equipment and software	$4,390	$4,478
Manufacturing tooling and test equipment	2,777	3,920
Lab and warehouse equipment	2,652	3,143
Leasehold improvements	2,357	2,900
Furniture and fixtures	2,298	2,801
Marketing equipment	662	663
	15,136	17,905
Less: accumulated depreciation	(10,047)	(11,557)
	$5,089	$6,348

Other assets consisted of the following (in thousands):

	December 31,	June 30,
	2014	2015
Deposits	$697	$897
Prepaid licensing	632	586
	$1,329	$1,483

Accrued liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2014	2015
Sales returns and warranty accruals	$2,019	$2,421
Compensation accruals	1,614	1,857
Other accrued liabilities	1,117	1,493
	$4,750	$5,771

3. Financial Instruments

Fair Value Measurements

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

Cash, Cash Equivalents and Marketable Securities

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three and six months ended June 30, 2015, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.

The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of December 31, 2014 and June 30, 2015 (in thousands):

	December 31, 2014
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$13,077	$—	$—	$13,077	$13,077	$—	$—

Level 1:
Money market funds	16,110	—	—	16,110	16,110	—	—
Subtotal	16,110	—	—	16,110	16,110	—	—

Level 2:
Asset-backed securities	4,458	—	(3)	4,455	—	—	4,455
Corporate bonds	54,321	2	(46)	54,277	—	46,726	7,551
Commercial paper	6,797	—	—	6,797	—	6,797	—
U.S. agency securities	2,503	—	—	2,503	—	—	2,503
Subtotal	68,079	2	(49)	68,032	—	53,523	14,509

Total	$97,266	$2	$(49)	$97,219	$29,187	$53,523	$14,509

	June 30, 2015
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$9,135	$—	$—	$9,135	$9,135	$—	$—

Level 1:
Money market funds	7,770	—	—	7,770	7,770	—	—
U.S. government notes	999	2	—	1,001	—	—	1,001
Subtotal	8,769	2	—	8,771	7,770	—	1,001

Level 2:
Asset-backed securities	5,420	2	(1)	5,421	—	202	5,219
Corporate bonds	50,500	7	(33)	50,474	—	37,863	12,611
Commercial paper	4,822	—	—	4,822	275	4,547	—
U.S. agency securities	4,509	4	—	4,513	—	3,506	1,007
Subtotal	65,251	13	(34)	65,230	275	46,118	18,837

Total	$83,155	$15	$(34)	$83,136	$17,180	$46,118	$19,838

As of June 30, 2015, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity. During the three and six months ended June 30, 2015, the Company did not recognize any significant impairment charges.

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

Derivative Financial Instruments

The Company has foreign currency exposure related to the operations in the United Kingdom, Australia, as well as other foreign locations. The Company has entered into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain US dollar denominated balance sheet accounts of its subsidiaries in the United Kingdom and Australia. The foreign currency derivatives are not designated as accounting hedges. The Company recognizes these derivative instruments as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The Company records changes in the fair value (i.e. gains or losses) of these derivative instruments in the accompanying Condensed Consolidated Statements of Operations as Other income (expense), net.

The Company settles its foreign exchange contracts on the last day of every month and enters into a new forward contract for the next month. As a result, there are no  assets or liabilities recorded in the accompanying Condensed Consolidated Balance Sheets related to derivative instruments as of June 30, 2015. However, the notional principal of foreign exchange contracts for July 2015 was $7.3 million as of June 30, 2015. The Company did not enter into foreign currency forward contracts during 2014.

The following table shows the pre-tax gains (losses) of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Income Statement Location	2014	2015	2014	2015
Foreign exchange contracts	Other income (expense), net	$—	$(100)	$—	$(100)

4. Goodwill and Intangible Assets

On January 30, 2015, the Company, through its newly-formed, wholly-owned subsidiary, Control4 Australia Pty Ltd (“Control4 Australia”), completed the acquisition of Nexus Technologies Pty Ltd (“Nexus”), an Australia-based provider of audio/video distribution products (under the brand of “Leaf”), pursuant to a Share Sale Agreement dated January 30, 2015, by and among Control4 Australia and all of the shareholders of Nexus, under which Control4 Australia purchased all of the issued and outstanding shares of Nexus from its shareholders and Nexus became a wholly-owned subsidiary of Control4 Australia. The total consideration transferred was $8.5 million in cash. Of the cash consideration, $750,000 of cash was deposited in escrow as partial security for the indemnification obligations of the Nexus shareholders pursuant to the Share Sale Agreement, which will be released to the Nexus shareholders one year from the acquisition date, provided that there are no claims made against the escrow amount. Additionally, the Company incurred approximately $0.6 million in acquisition-related expenses accounted for in general and administrative expenses. The Company had previously sold select Leaf products to its North American dealer network. Through this acquisition, the Company believes it now offers a complete array of video distribution solutions under the Control4 brand to Control4 customers worldwide, will gain market share in the growing audio and video (A/V) category, and will leverage Leaf’s valuable engineering expertise to develop new and innovative A/V solutions.

The Company determined the Nexus acquisition was not a significant acquisition under Rule 3-05 of Regulation S-X.

Total consideration transferred was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below. Management estimated the fair values of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations. The preliminary amount of consideration transferred is subject to potential adjustments in the event that the preliminary estimates of inventory or intangible assets prove to be inaccurate, and due to tax-related matters that could have a material impact on the consolidated financial statements. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

The Company’s preliminary allocation of consideration transferred for Nexus is as follows (in thousands):

Estimated Fair Value
Cash	$121
Inventory	2,346
Other assets acquired	1,247
Intangible assets	5,030
Goodwill	2,618
Total assets acquired	11,362
Accounts payable	2,273
Other liabilities assumed	589
Total net assets acquired	$8,500

Amortizable Intangible assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of December 31, 2014 and June 30, 2015 (in thousands):

	December 31, 2014
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$2,597	$(1,214)	$1,383
Non-competition agreements	53	(27)	26
Total intangible assets	$2,650	$(1,241)	$1,409

	June 30, 2015
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$7,061	$(1,907)	$5,154
Customer relationships	358	(30)	328
Non-competition agreements	53	(32)	21
Total intangible assets	$7,472	$(1,969)	$5,503

The weighted average amortization period for acquired technology, customer relationships and non-competition agreements is 4.8 years, 5.0 years, and 2.0 years, respectively; and 4.8 years for all amortizable intangible assets in total.

The Company recorded amortization expense during the respective periods for these intangible assets as follows: (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Amortization of intangible assets	$98	$403	$196	$728

Amortization of finite lived intangible assets as of June 30, 2015 for the next five years is as follows (in thousands):

Amount
2015	$773
2016	1,381
2017	1,200
2018	1,106
2019	963
2020	80
$5,503

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2014	$231
Current period acquisitions	2,618
Foreign currency translation adjustment	(107)
Balance at June 30, 2015	$2,742

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to assembled workforces as well as the benefits expected from combining the Company’s research and engineering operations with the acquired company’s. The Company’s goodwill associated with Nexus has tax basis but is not currently deductible for income tax purposes, due to Australian tax laws. The Company’s remaining goodwill does not have tax basis and, therefore, is not deductible for income tax purposes.

5. Long-Term Obligations

Loan and Security Agreement

In June 2013, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”), which consists of a revolving credit facility of $13.0 million (subject to certain borrowing base restrictions) and term borrowings to fund purchases of property and equipment. All borrowings under the SVB Agreement are collateralized by the general assets of the Company. Term borrowings are payable in 42 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at June 30, 2015.

The Company believes that it has sufficient working capital to fund its operating and investing activities and accordingly did not renew the revolving credit facility upon maturity in May 2015.

The SVB Agreement contains various restrictive and financial covenants and the Company was in compliance with each of these covenants as of June 30, 2015.

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

Income tax expense was $0.1 million and $0.2 million for the three months ended June 30, 2014 and 2015, respectively, or approximately 5% and 8% of income before income taxes, respectively. Income tax expense was $0.1 million and income tax benefit was $0.4 million for the six months ended June 30, 2014 and 2015, respectively, or approximately 7% and 14% of income (loss) before income taxes, respectively. The effective tax rate for the three and six months ended June 30, 2015 differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate. The rate is increased by foreign income taxes, minimum state income taxes or taxes in states for which net operating loss carryforwards are not available, the U.S. federal alternative minimum tax and the impact of incentive stock options as well as other permanent differences.

Significant judgment is required in determining the provision for income taxes, recording valuation allowances against deferred tax assets and evaluating uncertain tax positions. In evaluating the Company’s ability to recover deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, the forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company has a full valuation allowance against all U.S. deferred tax assets. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive domestic income, the Company may release all or a portion of the valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is made. In addition, the effective tax rate in subsequent periods would increase, and more closely approximate the federal statutory rate of 34%, excluding state income taxes, foreign income taxes and the effect of incentive stock options and permanent differences.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, Hong Kong, China, Germany, and India. The Company is subject to examination in the United States, the United Kingdom, Australia, Hong Kong, China, Germany, and India as well as various state jurisdictions. As of June 30, 2015, the Company was not under examination by any tax authorities. Tax years beginning in 2011 are subject to examination by tax authorities in the United States, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Tax years beginning in 2011 are subject to examination by the taxing authorities in Australia and Hong Kong. Tax years beginning in 2012 are subject to examination by the taxing authorities in China, Hong Kong, and India. Tax years beginning in 2013 are subject to examination by the taxing authorities in the United Kingdom. Tax years beginning in 2014 are subject to examination by the taxing authorities in Germany.

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

January 1, 2015, the number of reserved shares was increased by 1,215,269 shares in accordance with the provisions of the 2013 Plan.

A summary of stock option activity for the six months ended June 30, 2015 is presented below:

				Weighted
		Weighted		Average
	Shares Subject	Average	Weighted	Remaining
	to Options	Grant Date	Average	Contractual
	Outstanding	Fair Value	Exercise Price	Life (Years)
Balance at December 31, 2014	4,851,221		$10.57
Granted	166,916	$5.88	11.64
Exercised	(151,776)		4.89
Expired	(5,364)		11.82
Forfeited	(38,736)		13.92
Balance at June 30, 2015	4,822,261		10.76

Exercisable options at June 30, 2015	2,856,014		7.84	5.6
Vested and expected to vest at June 30, 2015	4,666,097		10.59	6.7

The following table summarizes information about stock options outstanding and exercisable at June 30, 2015:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$0.78	-	1.72	$1.17	13,880	0.3	13,880	0.3
$1.97	-	3.38	2.57	238,101	1.4	238,101	1.4
$3.58	-	6.14	5.66	1,478,548	5.2	1,424,564	5.2
$6.34	-	9.94	8.32	991,857	6.8	723,881	6.6
$11.28	-	16.97	13.72	1,301,220	8.6	188,834	6.0
$17.66	-	22.92	21.00	798,655	8.6	266,754	8.5
				4,822,261		2,856,014

For the stock option awards vested during the three and six months ended June 30, 2015, the total fair value was $1.3 million and $4.3 million, respectively. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

	For the Six Months Ended
	and as of June 30,
	2014	2015
Options Exercised	$16,907	$1,039
Options Exercisable	37,576	6,991
Options Vested and Expected to Vest	49,142	7,266

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended						Six Months Ended
	June 30,						June 30,
	2014			2015			2014			2015
Expected volatility			59%			53%	56	-	60%	53	-	55%
Expected dividends			—%			—%			—%			—%
Expected terms (in years)	6.0	-	6.1	5.3	-	6.1	3.8	-	6.1	5.3	-	6.1
Risk-free rate	1.7	-	1.9%	1.5	-	1.8%	1.1	-	2.0%	1.3	-	1.8%

Total stock-based compensation expense has been classified as follows in the accompanying statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Cost of revenue	$28	$39	$48	$86
Research and development	642	667	1,120	1,439
Sales and marketing	292	387	514	841
General and administrative	446	586	973	1,162
Total stock-based compensation expense	$1,408	$1,679	$2,655	$3,528

At June 30, 2015, there was $15.7 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 2.7 years.

8. Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. The authorization by the Board of Directors will expire after one year, or when terminated earlier. As of June 30, 2015, the Company had repurchased 227,275 shares for $2.1 million and is shown in the accompanying Condensed Consolidated Balance Sheets as a reduction of Stockholders’ Equity.

9. Related Party Transactions

The former owner of Nexus, who is now an employee of the Company, owns and operates a Control4 authorized distributorship in Dubai. The following table sets forth revenue from product sales to that distributor for the period from the acquisition date to June 30, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Dubai authorized distributor	$—	$148	$—	$292

As of June 30, 2015, the Company had accounts receivable from this related party totaling $0.1 million. Pursuant to the purchase agreement, future purchases will require cash payment in advance of delivery, and the former owner has agreed to use his best efforts to sell the distributorship.

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

Rental expense was approximately $0.4 million and $0.5 million for the three months ended June 30, 2014 and 2015, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2014 and 2015, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of June 30, 2015 (in thousands):

2015	$1,005
2016	1,887
2017	1,655
2018	766
$5,313

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through December 2015 totaling approximately $28.1 million at June 30, 2015.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2015.

Employment Agreements

The Company has signed employment agreements with certain executive officers who are entitled to receive certain benefits if their employment is terminated by the Company, including severance payments, accelerated vesting of stock options and continuation of certain insurance benefits.

Legal Matters

On April 15, 2015, Intuitive Building Controls, Inc. (“IBC”), a corporation organized under the laws of Texas, filed a Complaint against the Company in the Eastern District of Texas, and the Company filed its Answer on June 10, 2015. During April 2015, IBC filed similar complaints against many other companies. IBC’s Complaint asserts that the Company’s lighting control systems, specifically including its controllers and in-wall touch screens, infringe three United States patents that IBC owns by assignment: U.S. Patent Nos. 6,118,230 (the “’230 patent”), 6,160,359 (the “’359 patent”) and 5,945,993 (the “’993 patent). The Complaint seeks injunctive relief and monetary damages. Based on the Company’s preliminary investigation of the patents at issue, the Company does not believe its products infringe any valid or enforceable claim of these patents. Accordingly, the Company is vigorously defending the lawsuit.

On April 28, 2015, the Company received a letter from Certified Measurement, LLC ("Certified Measurement"), alleging that some of the Company's products infringe three patents owned by assignment by Certified Measurement because they acquire physical measurements (such as motion, temperature, lighting, etc.), time-stamp the measurement data, and then perform cryptographic operations. Certified Measurement is a wholly-owned subsidiary of Patent Properties, Inc. ("Patent Properties"). The Company is conducting an investigation of the claims made by Certified Measurement regarding its three patents. Certified Measurement has not initiated litigation against the Company, but the Company believes that Certified Measurement may do so. The Company intends to defend itself vigorously with respect to this and any other related claims or litigation. Since no complaint has been filed and the outcome of any potential legal proceedings related to these claims is uncertain at this time, the Company cannot estimate the amount of liability, if any, which could result from an adverse resolution of this matter.

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

•

Contractual Obligations and Off-Balance Sheet Arrangements. Overview of contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of June 30, 2015, including expected payment schedule.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Control4 is a leading provider of personalized, smart home solutions that are designed to enhance the daily lives of our customers. Our entertainment, smart lighting, comfort and convenience and safety and security solutions unlock the potential of connected devices throughout the house, making entertainment systems easier to use and more accessible, homes more comfortable and energy efficient, and families more secure. Our smart home solutions provide consumers with the ability to integrate audio, video, lighting, temperature, security, communications and other functionalities into a unified home automation solution, customized to match their lifestyle.  Our advanced software powers this customized experience, and is delivered through our controller products, cloud services and user-interface products, enabling cohesive interoperability with thousands of connected devices in the home.

Consumers purchase our smart home solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, which is excluded from our calculation of Core revenue. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be attributable to large projects and will continue to be uneven from period to period. During the six months ended June 30, 2015, we sold our products directly to over 3,400 active direct dealers in the United States, Canada, the United Kingdom and 48 other countries, and partnered with 28 distributors to cover an additional 41 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers for which they independently provide warehousing, training, technical support, billing and service in each corresponding country.

We derive substantially all of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home. We also generate revenue from the sale of annual subscriptions to our 4Sight subscription service, which allows consumers to remotely access and control their home control system from their mobile devices, as well as receive e-mail alerts regarding activities in their home. 4Sight also allows dealers to perform remote diagnostic and programming services.

We were founded in 2003 and began shipping our products and generating revenue in 2005. Our revenue growth rates for the last five complete calendar years are shown in the following table (dollars in millions):

	For the Years Ended December 31,
	2010	2011	2012	2013	2014
Core revenue	$70.9	$88.3	$105.6	$126.4	$144.7
Core revenue growth over prior year	26%	25%	20%	20%	14%

Other revenue	$4.0	$5.1	$3.9	$2.1	$4.1
Other revenue changes over prior year	(65)%	28%	(24)%	(46)%	95%

Total revenue	$74.9	$93.4	$109.5	$128.5	$148.8
Total revenue growth over prior year	11%	25%	17%	17%	16%

Over the past five years, we have experienced double digit annual Core revenue growth. Our Core revenue growth during that period has been the result of a combination of both the net addition of new independent dealers and distributors to our sales channels and an increase in revenue from our existing network of independent dealers and distributors. We believe our ability to grow our core sales channel has been enhanced through product innovation and expansion of our product offerings and helping our independent dealers and distributors grow their business and gross margins by providing enhanced dealer installation and marketing tools. For example, over the past twelve months we have announced that we:

•	Released a new line of 4K Ultra HD audio and video switches which are fully HDCP 2.2 compliant, enabling consumers to distribute video throughout their home;

•	Released Control4® OS 2.7, with enhanced functionality including HD video intercom and support for our award winning product suite which includes:

•

New gesture-capable, glass-edge, tabletop and in-wall Control4® Touch Screens, which feature a HD camera, high-quality speakers and microphone, and a fast, high-resolution display providing full frame-rate HD video;

•	New wireless thermostat solution including enhanced user interface, built for comfort control and automation, and jointly developed with climate control specialist Aprilaire; and

•	New handheld system remote which can provide instant access to entertainment and control of the entire home.

•	Released an update to our Composer Express software that simplifies installation and configuration for automated entertainment solutions;

•

Partnered with over 120 manufacturers of consumer electronics, security, lighting and HVAC that have now adopted the Control4 Simple Device Discovery Protocol (SDDP), making it easier to connect and integrate their products with one another via the Control4 home automation platform. Manufacturers who have embraced SDDP include household names such as Dish Networks, Panasonic, Sony and TiVo; and

•	Introduced new lighting design tools and services to assist our independent dealers in the sales and installation of Control4 wireless and panelized lighting systems.

While our historical revenue growth has been primarily organic, we have completed several small acquisitions which we believe enhance our product offerings and position us for continued growth in the future. Recent acquisitions of technology and distribution-related business are as follows:

•

In January 2015, we acquired Nexus Technologies Pty Ltd. (“Nexus”), a developer and manufacturer of the Leaf Brand of custom audio/video distribution and switching systems. We previously sold certain Leaf products under our Control4 brand and sold other Leaf Products through our on-line ordering platform. Through this acquisition, we now offer a complete array of video distribution solutions under the Control4 brand to Control4 customers worldwide, gain market share in the growing audio and video (A/V) category, and leverage Leaf’s valuable engineering expertise to develop new and innovative A/V solutions. We determined that the Nexus acquisition is not a significant acquisition under Rule 3-05 of Regulation S-X;

•

In September 2014, we acquired Extra Vegetables Limited, a UK-based company that developed integration modules and third-party drivers for Control4 and other third-party home automation systems. The acquired drivers are included in Control4’s driver database and made freely available to Control4’s independent dealers through our installation software, strengthening the Company’s interoperability strategy; and,

•

In July 2014, we acquired the home automation products and related intellectual property assets of Card Access, Inc., an engineering and technology company based in Utah. We previously sold these products through a distribution agreement with Card Access. We determined that the Card Access acquisition is not a significant acquisition under Rule 3-05 of Regulation S-X.

We plan to continue to identify, acquire and integrate strategic technologies, assets and businesses that we believe will enhance the overall strength of our business, allow us to streamline sales, technical support and training, and enhance our dealers’ ability to grow their businesses.

We have historically experienced seasonal variations in our revenue as a result of holiday-related factors that are common in our industry. Our revenue is generally highest in the fourth quarter due to consumers’ desires to complete their home installations prior to the Thanksgiving and Christmas holidays. We generally see decreased sales in the first quarter due to seasonal purchase tendencies of consumers as well as the impact of winter weather on new construction and travel in certain geographies. We generally expect these seasonal trends to continue in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics.

Factors and Trends Affecting Our Performance

A number of industry trends have facilitated our growth over the past several years, including the proliferation of connected devices and the ubiquity and growth of network-enabled homes. From smartphones to smart watches to smart cars, technology is transforming nearly every aspect of our lives, streamlining daily routines and providing quick, easy access to the capabilities and content we want most. Not only are new technologies providing convenience on-the-go, but they are becoming increasingly accessible. Our products leverage both wired and wireless technologies and are designed to be installed in both new home construction and existing home remodels.  We expect that future increases in either new home construction or existing home renovations will have a positive impact on our revenue.

In new home construction, our builder programs continue to gain traction with regional builders as well as with national builders. Toll Brothers’  embrace of Control4 solutions continues to expand, and in December 2014, we signed another leading U.S national home-builder, Ryland Homes, to a similar program and started installation in model homes in select communities. We also plan to continue to engage other regional and national builders in similar strategic alliances. We believe home automation is increasingly becoming a higher priority for home buyers, and we are now well-positioned to benefit from the U.S. housing market resurgence.

Our open platform, with a full assortment of royalty-free, intuitive SDKs, makes it easy for a broad community of OEM partners to participate in our rich, smart home ecosystem, which includes over 8,700 drivers and more than 900 SDDP enabled products. Our broad ecosystem, which includes audio, video, lighting, temperature and security device categories, gives consumers flexibility to integrate nearly any device they wish into their smart home. More importantly, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest, product innovations and allows our smart home platform to grow alongside emerging technologies so as to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

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

•

Increasing Our Brand Awareness. We are committed to grow awareness of the Control4 brand among our dealers,  distributors and end consumers.  We believe that our investments in creating brand awareness have contributed to our revenue growth and increasing adoption of our smart home solutions.  In June 2015, we were named as the top Whole-Home Automation brand by the “2015 CE Pro 100 Brand Analysis” report, with our solutions recognized as the top brand in whole home automation, multi-room audio, HVAC, Energy and Smart Grid Management and Access Control. Also, in June 2015, the ProSource Buying Group, named Control4 the 2015 Custom Integration Vendor of the Year. Continuing to enhance our brand is a key factor in our plans for the future.

•

Accelerating and Enhancing Lead Generation. In 2014, we tested a number of lead generation strategies that yielded good responses from interested homeowners. In the process, we discovered the need for Control4 to play a more active role in lead qualification and delivery to dealers to ensure effective follow through and closure. In the first quarter of 2015, we created a small team of telemarketing and inside sales representatives to qualify inbound inquiries and direct them to qualified independent dealers. In its first full quarter of operation, these enhanced lead generation strategies are resulting in increased consultations, bids and project installations. Based on this success, we anticipate rolling out in the third quarter of 2015 a targeted test advertising campaign to accelerate lead generation before the holiday season.

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

•

Managing Competition. The market for home automation is fragmented, highly competitive and continually evolving. A number of large technology companies such as Apple, Google, and Amazon offer device control capabilities among some of their own products, applications and services and are engaged in ongoing development efforts to address the broader home automation market. Our ability to compete in the growing home automation market over the next several years will be a key factor in our ability to continue to grow our business and meet or exceed our future expectations.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Authorized dealers at the beginning of the period	2,543	2,672	2,544	2,676
Additions	94	90	169	174
Terminations	(32)	(58)	(108)	(146)
Authorized dealers at the end of the period	2,605	2,704	2,605	2,704

Number of active dealers	2,547	2,667	2,547	2,667
% of active dealers	98%	99%	98%	99%

International Direct Dealers

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Authorized dealers at the beginning of the period	683	836	635	787
Additions	53	53	102	117
Terminations	(4)	(11)	(5)	(26)
Authorized dealers at the end of the period	732	878	732	878

Number of active dealers	640	754	640	754
% of active dealers	87%	86%	87%	86%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Number of controllers sold	17,516	20,908	33,740	34,839
Core revenue growth	13%	23%	16%	13%
International core revenue as a percentage of total revenue	22%	22%	22%	22%

Number of North America and Direct International Dealers

Because our dealers promote, sell, install and support our products, a broader dealer network allows us to reach more potential consumers across more geographic regions. We expect our dealer network to continue to grow, both in North America and internationally. While we have historically focused on dealers affiliated with the Custom Electronics Design and Installation Association (“CEDIA”), we believe there is an opportunity to establish relationships with dealers outside of CEDIA, including non-traditional A/V dealers, electrical contractors and security system installers. We define an active, authorized dealer (“active dealer”) as one that has placed an order with us in the trailing 12-month period.

We continue to invest in tools and technologies to help our dealers be more successful and increase the year-over-year sales of our products. Our goal is to continuously increase our dealers’  productivity and capacity to grow. Enabling our dealers to increase productivity will ultimately drive our revenue growth. Late in the third quarter of 2014, we announced the availability of Composer Express, a powerful mobile configuration tool available on iOS and Android to empower our dealers to simplify and accelerate the onsite set-up process for Control4 system installations. The positive response from our dealers has been tremendous with the majority of them taking advantage of Composer Express to simplify their installations.

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

We continue to add new dealers, expanding both our North America and international direct dealer networks. The number of active international dealers increased 11% and 10% for the six months ended June 30, 2014 and 2015, respectively, compared to an increase of 3% and 3%, respectively, in the number of active North American direct dealers during the same periods.  The growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers much lower than the North America market. Much of this growth in our International dealer network can be attributed to new dealer additions in China and India as well as a shift in our distribution model in Germany in February of 2015. We previously used a single distributor of our products in Germany, but we now work directly with 43 independent home automation integrators and dealers in that region. We plan to continue to monitor markets which are currently served by a single distributor and, when we feel that the opportunity is right, to establish direct relationships with selected dealers in these regions, which we expect will further increase our number of direct international dealers.

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

Number of Controllers Sold

Our controllers  contain our proprietary software and provide consumers with the essential software technology to enable home control, automation and personalization. The number of controllers we sell in a given period provides us with an indication of consumer adoption of our technology. Our sales of controllers also create significant opportunity to sell our other products and services. Once a consumer has deployed our controller, we believe that the consumer is more likely to remain committed to our technology platform and purchase more of our products, applications and services in the future.

During the three and six months ended June 30, 2015, we sold 20,908 and 34,839 controllers, respectively, compared to 17,516 and 33,740 controllers sold in the same periods in 2014, respectively.  Controller sales for the three months ended June 30, 2015 increased 19% compared to the same period in 2014. Notwithstanding a steeper than usual seasonal drop off in first quarter 2015 revenue, controller sales increased 3% during the six months ended June 30, 2015, compared to the same period in 2014.

Core Revenue Growth

The majority of our revenue comes from sales of our products through our distribution channels comprised of independent dealers in the United States and Canada, and independent dealers and distributors located throughout the rest of the world. We refer to revenue attributable to sales through dealers located in the United States and Canada as North America Core revenue, and revenue attributable to sales through dealers and distributors located throughout the rest of the world as International Core revenue. Core revenue does not include revenue from sales to hotels. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be attributable to large projects and will continue to be uneven from period to period. We therefore believe that our Core revenue growth is a good measure of our market penetration and the growth of our business.

International Revenue as a Percentage of Total Revenue

We believe that the international market represents a large and underpenetrated opportunity for us. We have established or acquired offices in the United Kingdom, China, India and Australia, and we are in the process of opening an office in Germany. We have formed relationships with independent international dealers and distributors, and we have expanded foreign language support for our solutions. We track International revenue as a percentage of total revenue as a key measure of our success in expanding our business internationally.

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)
North America Core Revenue	$27,744	$34,280	$51,983	$58,670
International Core Revenue	8,161	9,792	15,209	17,167
Other Revenue	756	569	1,324	887
Total Revenue	$36,661	$44,641	$68,516	$76,724
North America Core Revenue as a % of Total Revenue	76%	77%	76%	76%
International Core Revenue as a % of Total Revenue	22%	22%	22%	22%

North America core revenue increased $6.5 million, or 24%,  and $6.7 million, or 13%, respectively, in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. International core revenue increased $1.6 million, or 20%,  and $2.0 million, or 13%, respectively, in the three and six months ended June 30, 2015, respectively.

During 2015, we released a broad range of new products which began shipping towards the end of the first quarter. We were not able to meet the manufacturing and fulfilment demands created by orders for the new products due to the short period between when products were released for manufacturing and the end of the quarter. As a result, we closed the first quarter with a new-product backlog of approximately $1.5 million which was higher than typical quarter end new-product backlog amounts. During the second quarter, our supply chain operations team was able to manufacture and ship the product associated with the first quarter new-product backlog as well as reduce end of quarter backlog to customary levels. Total revenue grew $12.6 million or 39% in the second quarter of 2015 compared to the first quarter of 2015.

We continue to make investments internationally to improve our dealers’ ability to sell and install our products and believe that these investments will enable us to grow our key international markets.

Gross Margin

As a percentage of revenue, our gross margin has been and will continue to be affected by a variety of factors. Our gross margin is relatively consistent across our products. Our gross margin on third-party products we sell through our online distribution platform is higher than our gross margin on our other product sales because we only recognize our net profit on these sales as revenue. While software licensing and subscription revenue is not material for all periods presented, our gross margin is higher on software licensing and subscription revenue than it is on product sales. Our gross margin is also higher on our sales made directly through dealers than it is on our sales made through distributors. Gross margin may be negatively affected by price competition in our target markets and associated promotional or volume incentive rebates offered to our independent dealers and distributors.

In addition, in conjunction with our acquisition of Nexus Technologies Pty Ltd. (“Nexus”), we were required to record Nexus inventory at its fair value, as determined under ASC 805, Business Combinations, resulting in a step-up in the inventory value. Such step-up is recorded through cost of goods sold when the inventory is sold, resulting in a negative impact to our gross margin. Also, cost of goods sold includes ongoing, periodic amortization of the acquired technology.

Gross margin for the three and six months ended June 30, 2014 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Gross margin	$18,967	$22,329	$35,203	$37,940
Percentage of revenue	52%	50%	51%	49%

As a percentage of revenue, our gross margin decreased from 52% and 51%, respectively, in the three and six months ended June 30, 2014, to 50% and 49%, respectively, during the same period in 2015. The decrease was due primarily to amortization of the technology acquired from Nexus as well as the step-up in basis of purchased inventory, foreign currency translation losses associated with strengthening of the U.S. Dollar relative to certain international currencies, enhancements to our volume incentive rebate program resulting in higher volume incentive rebates provided to our dealers and higher freight charges associated with expedited shipments to our fulfillment centers, offset by component cost reductions.

The negative effect on gross margin percentage resulting from the step-up in purchased inventory carrying value is limited to the first and second quarters of 2015, while the amortization of the acquired technology is expected to occur over 5 years.  Our sales in Europe are generally priced in Pounds Sterling or the Euro while our cost of goods sold are denominated in U.S. dollars. The changing value of the Pounds Sterling and the Euro relative to the U.S. Dollar will continue to contribute to variability in our gross margin for sales in Europe.

The impact of manufacturing overhead as a percentage of revenue on our gross margin percentage varies depending on total revenue and overhead spending in a given period. Our gross margin percentage increased in the second quarter of 2015 relative to the first quarter of 2015 as revenue increases resulted in lower fixed manufacturing overhead as a percentage of revenue.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineers and product managers. Research and development expenses also include prototyping and field-testing expenses incurred in the development of our products. We also include fees paid to agencies to obtain regulatory certifications.

Research and development expenses for the three and six months ended June 30, 2014 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Research and development	$7,097	$8,122	$13,872	$16,117
Percentage of revenue	19%	18%	20%	21%

Research and development expenses increased $1.0 million, or 14%,  and $2.2 million, or 16%, respectively, in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These increases were primarily due to an increase in headcount and related expenses, including non-cash stock based compensation expense, to support our ongoing and expanded product development activities. In addition, manufacturing prototype expenses and compliance and regulatory fees associated with our new product introductions contributed to the year over year increase.

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

Sales and marketing expenses for the three and six months ended June 30, 2014 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Sales and marketing	$6,364	$7,812	$12,665	$15,179
Percentage of revenue	17%	17%	18%	20%

Sales and marketing expenses increased $1.4 million, or 23%,  and $2.5 million, or 20%, respectively, in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The period over period increases in absolute dollars for sales and marketing expenses was primarily due to sales headcount increases and the related expenses. In addition, we increased our marketing expenses to grow our dealer and distributor networks throughout the world and deliver tools to the sales channel to support local marketing and sales lead generation.

We expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future as we add sales personnel, particularly in our international channel, and continue to invest in marketing to increase awareness of our products and brand. During the second half of 2015, we intend to supplement our more traditional marketing programs and roll-out an online media campaign in the United States to increase consumer leads.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for our employees in our executive administration, finance, information systems, human resource and legal departments. Also included in general and administrative expenses are outside legal fees, audit fees, facilities expenses and insurance costs.

General and administrative expenses for the three and six months ended June 30, 2014 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
General and administrative	$3,440	$4,288	$7,128	$8,909
Percentage of revenue	9%	10%	10%	12%

General and administrative expenses increased $0.8 million, or 25%,  and $1.8 million, or 25%, respectively, in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase in absolute dollars is due to $0.6 million in acquisition-related expenses incurred during the first quarter of 2015 associated with the acquisition of Nexus as well as higher non-cash stock based compensation expense and facilities related costs.

We expect our general and administrative expenses to increase in absolute dollars primarily as a result of growth of the business. However, we also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Other Income (Expense)

Other income (expense) consists primarily of foreign currency transaction gains (losses) and net interest income (expense). Other income (expense) for the three and six months ended June 30, 2014 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Other income (expense)	$83	$112	$72	$(277)
Percentage of revenue	0%	0%	0%	0%

Other income increased $29,000 and decreased $0.3 million, respectively, in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Other expense incurred during the first quarter of 2015 is primarily related to foreign currency losses sustained on our U.S. dollar obligations that are being carried in local currency by our foreign subsidiaries. This is due to the U.S. dollar strengthening against the Pound Sterling, Euro, and Australian Dollar during the quarter, causing those U.S. dollar obligations, primarily intercompany payable to the U.S. entity, to increase in local currency resulting in increased expense.

During the second quarter, we entered into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain US dollar denominated balance sheet accounts of our subsidiaries in the United Kingdom and Australia. We settle our foreign exchange contracts on the last day of every month and enter into a new forward contract effective on the first day of the next month. Changes in the fair value (i.e. gains or losses) of these derivative instruments  are recorded as other income (expense), net.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and six months ended June 30, 2014 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Income tax expense (benefit)	$103	$178	$103	$(352)
Percentage of income (loss) before taxes	5%	8%	7%	14%

We recognized an income tax expense of $0.2 million and an income tax benefit of $0.4 million, or approximately 8% and 14% of income (loss) before taxes, for the three and six months ended June 30, 2015, respectively. While we have accumulated net operating loss carryforwards in the US, the expense is driven primarily by those jurisdictions that have generated an income or loss, respectively, through the same periods  for which net operating loss carryforwards are not available. We anticipate generating income through the remainder of 2015, which we anticipate will offset losses incurred during the first half of the year. Our effective tax rate is increasing and we believe that our tax expense as a percentage of income before taxes will be in a range between 10-15% for 2015 as a result of foreign income generated by Nexus Technologies Pty Ltd, our subsidiary in Australia.

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

The following table shows selected financial information and statistics as of December 31, 2014, and June 30, 2015 (in thousands):

	December 31, 2014	June 30, 2015
Cash and cash equivalents	$29,187	$17,180
Investments, net(1)	68,032	65,253
Accounts receivable, net	20,155	21,960
Inventories	14,212	18,437
Working capital	97,939	83,518

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

As of June 30, 2015, we had $82.4 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $14.8 million from December 31, 2014. In addition to the change in cash resulting from business operations, the decrease in cash and cash equivalents and net marketable securities was impacted by the following:

•

We purchased Nexus Technologies Pty Ltd for $8.5 million in cash, net of cash acquired of $0.1 million, resulting in net cash paid of $8.4 million. In addition, we incurred approximately $0.6 million in acquisition-related expenses. We anticipate that in future periods, this acquisition will have a positive impact on revenue, gross margin and income from operations.

•

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. As of June 30, 2015, the Company had repurchased 227,275 shares for $2.1 million.

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

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at June 30, 2015 has increased by $1.8 million, or 9% since December 31, 2014. This increase is in line with revenue growth and we have not seen any deterioration in our long-term collection trends. Furthermore, inventory has increased by $4.2 million from December 31, 2014 to June 30, 2015, of which $2.8 million is raw materials and work in process at our Australian subsidiary which we acquired in January 2015.

We have historically maintained a revolving credit facility of $13.0 million and for all periods presented we have not borrowed against the facility. At our election, we chose to not renew the revolving credit facility in May 2015 on its maturity date. We believe that we have the ability to obtain similar facilities in the future to support our operations and investing activities as needed.

The SVB Agreement contains various restrictive and financial covenants and we were in compliance with each of these covenants as of June 30, 2015.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our product solutions, to fund expansion of our business, to respond to competitive pressures, or to acquire or invest in complementary products, businesses or technologies. We cannot give assurance that any additional financing will be available to us on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Cash Flow Analysis

A summary of our cash flows for the six months ended June 30, 2014 and 2015 is set forth below (in thousands):

	Six Months Ended
	June 30,
	2014	2015
Cash and cash equivalents at the beginning of the period	$84,546	$29,187
Net cash provided by (used in) operating activities	786	(2,601)
Net cash used in investing activities	(70,623)	(7,500)
Net cash provided by (used in) financing activities	3,695	(1,944)
Effect of exchange rate changes on cash and cash equivalents	9	38
Net change in cash and cash equivalents	(66,133)	(12,007)
Cash and cash equivalents at the end of the period	$18,413	$17,180

Operating Activities

Cash used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The decrease in cash flows from operating activities of $3.4 million during the six months ended June 30, 2015 compared to the same period in 2014 is due primarily to the net loss, as adjusted for certain non-cash operating expenses, for the period and changes in working capital which included increases in inventory associated with the increase in sales

Investing Activities

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

During the six months ended June 30, 2014 and 2015, we received proceeds of $4.2 million and $0.7 million, respectively, from the exercise of options to purchase common stock. Additionally, during the six months ended June 30, 2015, we repurchased $2.1 million of our common stock through a stock repurchase program.

Repayments on our term loan agreements were $0.6 million and $0.5 million during the six months ended June 30, 2014 and 2015, respectively.

Non-GAAP Financial Measures

In addition to our GAAP operating results, we use certain non-GAAP financial measures to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States. Non-GAAP gross margin, non-GAAP income from operations, and non-GAAP net income exclude non-cash expenses related to stock-based compensation, amortization of intangible assets, acquisition-related costs, as well as expenses related to litigation settlements.

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

Furthermore, we believe it is useful to exclude expenses related to litigation settlements because of the variable and unpredictable nature of these expenses which are not indicative of past or future operating performance. We believe that past and future periods are more comparable if we exclude those expenses.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$18,967	$22,329	$35,203	$37,940
Stock-based compensation expense in cost of revenue	28	39	48	86
Amortization of intangible assets in cost of revenue	98	379	196	684
Acquisition-related costs in cost of revenue	—	—	—	294
Non-GAAP gross margin	$19,093	$22,747	$35,447	$39,004
Revenue	$36,661	$44,641	$68,516	$76,724
Gross margin percentage	51.7%	50.0%	51.4%	49.4%
Non-GAAP gross margin percentage	52.1%	51.0%	51.7%	50.8%

Reconciliation of Income (Loss) from Operations to Non-GAAP Income from Operations:
Income (loss) from operations	$2,031	$2,107	$1,503	$(2,265)
Stock-based compensation expense	1,408	1,679	2,655	3,528
Amortization of intangible assets	98	403	196	728
Acquisition-related costs	—	—	—	886
Litigation settlements	35	—	35	—
Non-GAAP income from operations	$3,572	$4,189	$4,389	$2,877
Revenue	$36,661	$44,641	$68,516	$76,724
Operating margin percentage	5.5%	4.7%	2.2%	(3.0)%
Non-GAAP operating margin percentage	9.7%	9.4%	6.4%	3.7%

Reconciliation of Net Income (Loss) to Non-GAAP Net Income:
Net income (loss)	$2,011	$2,041	$1,472	$(2,190)
Stock-based compensation expense	1,408	1,679	2,655	3,528
Amortization of intangible assets	98	403	196	728
Acquisition-related costs	—	—	—	886
Litigation settlements	35	—	35	—
Non-GAAP net income	$3,552	$4,123	$4,358	$2,952
Non-GAAP net income per common share:
Basic	$0.15	$0.17	$0.19	$0.12
Diluted	$0.14	$0.16	$0.17	$0.12
Weighted-average number of shares:
Basic	23,715	24,309	23,417	24,326
Diluted	25,671	25,296	25,709	25,474

Reconciliation of Investments to Investments, net:
Short-term investments	$47,573	$46,118	$47,573	$46,118
Long-term investments	22,543	19,838	22,543	19,838
Investments payable	(723)	(703)	(723)	(703)
Investments, net	$69,393	$65,253	$69,393	$65,253

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet activities. We do not have any off-balance interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily debt obligations and non-cancellable operating leases.

Our contractual cash obligations at June 30, 2015 are as follows:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Long-term debt obligations, including interest(1)	$1,760	$733	$1,027	$—	$—
Operating lease obligations	5,313	1,990	3,317	6	—
Purchase commitments	28,144	28,144	—	—	—
Total contractual obligations	$35,217	$30,867	$4,344	$6	$—

(1)

Interest was calculated on outstanding borrowings at the date indicated in the table above and assumes the rate remains constant during the following years. The credit facility has a variable rate of interest of prime or LIBOR plus 2.50%, as selected by us. The variable rate was 3.25% at June 30, 2015. Term borrowings are payable in equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at June 30, 2015.

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of June 30, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.4 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

On April 15, 2015, Intuitive Building Controls, Inc. (“IBC”), a corporation organized under the laws of Texas, filed a Complaint against us in the Eastern District of Texas, and we filed our Answer on June 10, 2015. During April 2015, IBC filed similar complaints against many other companies. IBC’s Complaint asserts that the Company’s lighting control systems, specifically including its controllers and in-wall touch screens, infringe three United States patents that IBC owns by assignment: U.S. Patent Nos. 6,118,230 (the “’230 patent”), 6,160,359 (the “’359 patent”) and 5,945,993 (the “’993 patent). The Complaint seeks injunctive relief and monetary damages. Based on our preliminary investigation of the patents at issue, we do not believe our products infringe any valid or enforceable claim of these patents. Accordingly, we are vigorously defending the lawsuit.

On April 28, 2015, the Company received a letter from Certified Measurement, LLC ("Certified Measurement"), alleging that some of our products infringe three patents owned by assignment by Certified Measurement because they acquire physical measurements (such as motion, temperature, lighting, etc.), time-stamp the measurement data, and then perform cryptographic operations. Certified Measurement is a wholly-owned subsidiary of Patent Properties, Inc. ("Patent Properties"). We are conducting an investigation of the claims made by Certified Measurement regarding its three patents. Certified Measurement has not initiated litigation against us, but we believe that Certified Measurement may do so. We intend to defend ourselves vigorously with respect to this and any other related claims or litigation. Since no complaint has been filed and the outcome of any potential legal proceedings related to these claims is uncertain at this time, we cannot estimate the amount of liability, if any, which could result from an adverse resolution of this matter.

ITEM 1A. Risk Factors

A description of certain risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. Factors that could cause our business, financial condition or operating results to differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings include, but are not limited to, the following risks and uncertainties, which could cause our business, financial condition or operating results to be harmed substantially and the market price of our stock to decline, perhaps significantly.

Risks Related to Our Business and Industry

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability.

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of June 30, 2015, we had an accumulated deficit of $96.1 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not remain profitable. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

The markets in which we participate are highly competitive and many companies, including large technology companies, retailers, broadband and security service providers and other managed service providers, are actively targeting the home automation market. Our failure to differentiate ourselves and compete successfully with these companies would make it difficult for us to add and retain consumers, and our sales and profitability could be adversely affected.

The market for home automation is fragmented, highly competitive and continually evolving. A number of technology companies, including industry leaders such as Apple, Google, and Amazon offer device control capabilities among some of their own products, applications and services and are engaged in ongoing development efforts to address the broader home automation market. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer superior products and services. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control and automation capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service now offers residential security, energy and automation services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

We expect competition from these large technology companies, retailers and managed service providers to increase in the future. This increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. To remain competitive and to maintain our position as a leading provider of automation and control solutions for the connected home, we will need to invest continuously in product development, marketing, dealer and distributor service and support, and product delivery infrastructure. We may not have sufficient resources to continue to make the investments in all of the areas needed to maintain our competitive position. In addition, most of our competitors have longer operating histories, greater name recognition, larger consumer bases and significantly greater financial, technical, sales, marketing and other resources than us, which may provide them with an advantage in developing, marketing or servicing new solutions. Increased competition could reduce our market share, revenue and operating margins, increase our operating costs, harm our competitive position or otherwise harm our business and results of operations.

Consumers may choose to adopt point products that provide control of discrete home functionality rather than adopting our unified home automation solution. If we are unable to increase market awareness of the benefits of our unified solution, our revenue may not continue to grow, or it may decline.

Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in the home, such as a thermostat that can be controlled by an application on a smartphone. We expect more and more consumer electronic and consumer appliance products to be network-aware and connected—each very likely to have its own smart device (phone or tablet) application. Consumers may be attracted to the relatively low costs of these point products and the ability to expand their home control solution over time with minimal upfront costs, despite the disadvantages of this approach. While we have built our solution to be flexible and support third-party point products, the adoption of these products may reduce the revenue we receive for each installation. It is therefore important that we provide attractive top quality products in many areas, such as lighting, audio, video, thermostats and security, and establish broad market awareness of these solutions as well as the advantages of integrating them in a unified solution. If a significant number of consumers in our target market choose to rely on the functionality included in point products rather than acquiring our unified automation solution, then our business, financial condition and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.

Many of the competitors in our market, including providers of luxury integrated installations with long operating histories, established markets, broad user bases and proven consumer acceptance, may be successful in expanding in the mainstream home automation market, which may harm our growth and future prospects.

Many companies with which we directly compete have been operating in this industry for many years and, as a result, have established significant name recognition in the home automation industry. For example, Crestron, a provider of luxury integrated installations, has been in business for over 40 years and has become an established presence in the home automation industry. Another provider of luxury integrated installations is Savant Systems. To the extent these providers are able to develop more affordable or attractive products or otherwise compete with our solution across all of our target demographics, our growth may be constrained and our business could suffer. In addition, given the strong growth potential of the market, we expect there to be many new entrants in the future.

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

•

Our ability to continue to develop and maintain relationships with productive independent dealers and distributors and incentivize these independent dealers and distributors to continue to market, sell, install and support our solutions;

•	The ability of our contract manufacturers to continue to manufacture high-quality products, and to supply sufficient products to meet our demands;

•	The timing and success of introductions of new products, solutions or upgrades, including any resulting supply chain issues, by us or by our competitors;

•	The strength of regional, national and global economies;

•	The impact of harsh seasonal weather, natural disasters or manmade problems such as terrorism;

•	Changes in our business and pricing policies, or those of our competitors;

•	Competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	The impact of seasonality on our business;

•	A systemic impairment or failure of one or more of our products that erodes dealer and/or end user confidence;

•	Political or regulatory changes in the markets in which we operate;

The cost and availability of component parts used in our products;

•	Aggressive business tactics by our competitors, including: selling at a discount, offering products on a bundled basis at no charge, extensive marketing efforts, and providing financing incentives;

•

The amount and timing of expenditures, including those related to expanding our operations, increasing research and development, introducing new solutions or costs related to disputes and litigation; and

•	Changes in the payment terms for our solutions.

Due to the foregoing factors and the other risks discussed herein, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance, nor should you consider any revenue growth or results of operations in any quarter as indicative of our future performance.

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

As of June 30, 2015, we have developed a global network of over 3,400 active direct dealers and 28 distributors to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and expanding our line of mainstream consumer products our dealers offer. If we are unable to expand our network of independent dealers and/or distributors, our business could be harmed.

We rely on our independent dealers and distributors to sell our solution, and if our dealers and distributors fail to perform, our ability to sell and distribute our products and services will be limited, and our results of operations may be harmed.

Substantially all of our revenue is generated through the sales of our solution by our authorized dealers and distributors. Our dealers and distributors are independent businesses that voluntarily sell our products as well as the products of other companies to consumers. We provide our dealers and distributors with specific training programs to assist them in selling, installing and servicing our products, but we cannot assure that these steps will be effective. We have observed, and expect to continue to observe, high volatility in the monthly, quarterly and annual sales performance of individual dealers and distributors. Although we can make estimated forecasts of cumulative sales of large numbers of dealers and distributors, we cannot assure their accuracy collectively or individually. Accordingly, we may not be able to reduce or slow our spending quickly enough if our actual sales fall short of our expectations. As a result, we expect that our revenues, results of operations and cash flows may fluctuate significantly on a quarterly basis. We believe that period-to-period comparisons of our revenues, results of operations and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Our independent dealers and distributors may be unsuccessful in marketing, selling, installing and supporting our products and services. If we are unable to develop and maintain effective sales incentive programs for our dealers and distributors, we may not be able to incentivize them to sell our products to consumers. Our dealers and distributors may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales, and support of such competitive products. Our dealers and distributors may have incentives to promote our competitors’ products to the detriment of our own, or may cease selling our products altogether. Our agreements with our dealers and distributors may generally be terminated for any reason by either party with advance notice. We cannot assure that we will retain these dealers and distributors, or that we will be able to secure additional or replacement dealers and distributors. For example, in February 2015, we announced that we were transitioning from a single distributor to a direct to dealer sales model in Germany. While we believe that this can ultimately have a positive impact on sales and profitability in this region, it may also create disruption in the established channel and our sales may be impacted in connection with this or any similar change in our sales process in the future.

In addition, while we take certain steps to protect ourselves from liability for the actions of our dealers and distributors, such as including contractual provisions limiting our liability with both consumers and dealer/distributors, consumers may still seek to recover amounts from us for any damages caused by independent dealers in connection with system installations, or the failure of a system to perform properly due to an incorrect installation by a dealer, and, in the event of litigation with respect to these matters, we cannot guaranty that our contractual protections will be enforced. Furthermore, dealers and distributors may initiate claims against us related to any failure or perceived failure to operate our business in accordance with our contracts and the law. In addition, our independent dealers and distributors may use our name and our brand in ways we do not authorize, and any such improper use may harm our reputation or expose us to liability for their actions.

If we fail to effectively manage our existing sales channels, if our dealers or distributors are unsuccessful in fulfilling the orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality dealers and/or distributors in each of the regions in which we sell products, and keep them motivated to sell our products, then our results of operations may be harmed. The termination of our relationship with any significant dealer or distributor may also adversely impact our sales and results of operations.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of music, video, lighting, temperature and security and we benefit from our relationships with partners which allow our system to provide integrated and extensible control of over 8,700 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including through the provision of application programming interfaces, proxies and drivers that enable data to be transferred readily between our solutions and third-party products and applications, demand for our solutions could decline and we could lose sales. We will also be required to make our solutions compatible with new or additional third-party products and applications that are introduced into the markets that we serve. In addition, in the past, companies that provide certain point solutions have temporarily eliminated or restricted, and may, in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

Our inability to adapt to technological change and implement technological and aesthetic enhancements to our products could impair our ability to remain competitive.

The market for home automation and control solutions is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Our ability to attract new consumers and increase revenue from existing consumers will depend in significant part on our ability to anticipate changes in industry standards and to continue to enhance or introduce existing solutions on a timely basis to keep pace with technological developments. This is true of all of our products, but is particularly important with respect to our user interface and other products that our consumers interface with directly. Any delay or failure in the introduction of new or enhanced solutions could harm our business, results of operations and financial condition.

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

For the six months ended June 30, 2015, two contract manufacturers, Sanmina and LiteOn, manufactured approximately 55% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social and legal uncertainties that may harm our relationships with them. If we fail to manage our relationships with our contract manufacturers, component vendors or shipping partners effectively, or if our contract manufacturers or component vendors experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’ or component vendors’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers or component vendors, we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

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

Our solutions may contain undetected defects in the software, infrastructure, third-party components or processes. If these defects lead to service failures after introduction of or an upgrade to a product or solution by an independent dealer, we could be subject to liability for such failures and we could experience harm to our branded reputation and our business could suffer. We may find defects in new or upgraded solutions, resulting in loss of, or delay in, market acceptance of our solutions, which could harm our business, results of operations and financial condition. For example, in 2012 we incurred significant costs associated with the recall and replacement of a defective chip from a third-party component used within one of our products.

In addition to failures due to product defects, because our solutions are installed by independent dealers, if they do not install or maintain our solutions correctly, our solutions may not function properly. If the improper installation or maintenance of our solutions leads to service failures of a product or solution, we could experience harm to our branded reputation, claims by our consumers, dealers, distributors, strategic partners or developers or lost revenue during the period required to address the cause of the problem. This could harm our business, results of operations and financial condition.

Any defect in, or disruption to, our solutions could cause consumers to remove their products, not to purchase additional products from us, prevent potential consumers from purchasing our solutions, or harm our reputation. The nature of the solutions we provide, including our interface with home security solutions, may expose us to greater risks of liability for system failure or even installation errors by our independent dealers than may be inherent in other businesses. Substantially all of our dealer agreements contain provisions limiting our liability to dealers and our consumers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot assure you that these limitations will be enforced, and defending a lawsuit, regardless of its merit, could be costly, divert management’s attention and affect our ability to obtain or maintain liability insurance on acceptable terms and could harm our business. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. Although we currently maintain some warranty reserves, we cannot assure you that these warranty reserves will be sufficient to cover future liabilities. Furthermore, we may be required to indemnify our dealers, distributors and partners against certain liabilities they may incur as a result of defects of our products.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the six months ended June 30, 2015, we spent $16.1 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

We may pursue business opportunities that diverge from our current business model, which may cause our business to suffer.

We may pursue business opportunities that diverge from our current business model, including expanding our solutions and investing in new and unproven technologies. We can offer no assurance that any such new business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could reduce operating margins and require more working capital, materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be harmed. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and consumer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future, and we expect to continue to expand our headcount and operations. Our ability to effectively compete and to manage our planned future growth may depend on, among other things:

•	Maintaining institutional knowledge retaining and expanding the core competencies critical to our operations in our senior management and key personnel;

•	Increasing the productivity of our existing employees;

•	Attracting, training, motivating and retaining our employees, particularly our technical and management personnel;

•	Maintaining existing productive relationships and developing new productive relationships with independent contract manufacturers, dealers and distributors;

•	Improving our operational, financial and management controls; and

•	Improving our information reporting systems and procedures.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to opine on the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an “emerging growth company” for up to five years following our initial public offering or such earlier time that we are no longer an emerging growth company. We will remain an emerging growth company until the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates determined as of the last business day of the previous second fiscal quarter; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

Our failure to raise additional capital or generate cash flows necessary to expand our operations, invest in new technologies and otherwise respond to business opportunities or unforeseen circumstances in the future could reduce our ability to compete successfully and harm our results of operations.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Sanmina and LiteOn, two of our contract manufacturers that manufactured 55% of our inventory purchases for the six months ended June 30, 2015, have manufacturing facilities located in China. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our solutions from dealers and distributors in the region, which may harm our results of operations for a particular period. In addition, acts of terrorism and cyber terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

Governmental regulations affecting the import or export of products could harm our revenues

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

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as rules implemented by the Securities and Exchange Commission (“SEC”), The NASDAQ Stock Market LLC, and other applicable securities or exchange-related rules and regulations. In addition, our management team has also had to adapt to the requirements of being a public company. Complying with these rules and regulations substantially increases our legal and financial compliance costs and makes some activities more difficult, time consuming or costly. These compliance requirements and costs will only increase once we are no longer an “emerging growth company,” as defined in the JOBS Act.

Risks Related to Our International Operations

In recent years, a significant amount of our revenue has come from sales outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.

We have a limited history of marketing, selling, installing and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 24% of our total revenue for the six months ended June 30, 2015, and we expect that percentage to grow in the future. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, confidentiality, non-compete and nondisclosure agreements, , and by registering numerous patents, trademarks, copyrights, domain names in various justifications as well as using other measures, some of which afford only limited protection. We also rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology, or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to obtain and enforce in some countries, which could make it easier for competitors to capture market share. Our failure or inability to adequately protect our intellectual property and proprietary rights could harm our business, financial condition and results of operations.

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

An assertion by a third party that we are infringing its intellectual property could subject us to costly and time-consuming litigation and lead to expensive licenses or significant liabilities in the event of an adverse judgment.

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

We are defendants in legal proceedings from time to time (a summary of current litigation and claims is set forth above in Part II Item 1, Legal Proceedings), and in the past, we have entered into settlement agreements relating to contractual claims and alleged patent infringements, which have included future royalty payments on certain products, the payment of a lump sum amount for alleged past damages, and/or the payment of a fixed amount in exchange for a covenant not to sue.

We might not prevail in any current or future intellectual property infringement litigation given the complex technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims, or negotiate cross-licenses in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products or revenues and against which our potential patents provide no deterrence, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. If our solutions exceed the scope of in-bound licenses or violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and results of operations. If we were compelled to withdraw any of our solutions from the market, our business, financial condition and results of operations could be harmed.

We are generally obligated to indemnify our independent dealers, distributors and partners for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs.

We have agreed, and expect to continue to agree, to indemnify our independent dealers, distributors and partners for certain intellectual property infringement claims regarding our products. As a result, in the case of infringement claims against these dealers, distributors and partners, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. We expect that some of our dealers, distributors and partners may seek indemnification from us in connection with infringement claims brought against them. We evaluate each such request on a case-by-case basis and we may not succeed in refuting any such claim that we believe to be unjustified. If a dealer, distributor or partner elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.

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

The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and accordingly there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-develop our solutions, to discontinue sales of our solutions or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our solutions.

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

The legal, regulatory and contractual environment surrounding information security, privacy and fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information, including financial information, from and pertaining to our dealers, distributors, partners, consumers and employees. The protection of dealer, distributor, partner, consumer and employee data is important to the Company, and we devote significant resources to addressing security vulnerabilities in our products and information technology systems, however, the security measures put in place by the Company cannot guaranty security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or dealer negligence, error, malfeasance, or other vulnerabilities. Cybersecurity attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack, or fail to invest sufficient resources in security measures. We have and will continue to experience cyber-attacks, and we cannot be certain that advances in cyber-capabilities or other developments will not permit compromise or breach the technology protecting the networks that access our products and services and repositories where we store this information.

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

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, geopolitical and market conditions such as recessions, interest rate changes or international currency and capital markets fluctuation, may harm the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

As of June 30, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate,  40% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2015		CONTROL4 CORPORATION

	By:	/s/ Dan Strong
Dan Strong
Chief Financial Officer
(Principal Financial and Accounting Officer)