Form 10-Q
period 2015-09-30
CONTROL4 CORP
filed 2015-10-30
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On October 22, 2015,  23,990,447 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	September 30,
	2014	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,187	$18,737
Restricted cash	311	303
Short-term investments	53,523	43,977
Accounts receivable, net	20,155	22,292
Inventories	14,212	18,057
Prepaid expenses and other current assets	2,075	2,953
Total current assets	119,463	106,319
Property and equipment, net	5,089	6,471
Long-term investments	14,509	21,662
Intangible assets, net	1,409	4,737
Goodwill	231	2,648
Other assets	1,329	1,625
Total assets	$142,030	$143,462
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,016	$17,009
Accrued liabilities	4,750	4,933
Deferred revenue	843	1,188
Current portion of notes payable	915	774
Total current liabilities	21,524	23,904
Notes payable	913	332
Other long-term liabilities	1,291	1,130
Total liabilities	23,728	25,366
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 24,305,381 and 24,545,107 shares issued; 24,305,381 and 23,987,446 shares outstanding at December 31, 2014 and September 30, 2015 (unaudited), respectively	2	2
Treasury stock, at cost; 0 and 557,661 shares at December 31, 2014 and September 30, 2015 (unaudited), respectively	—	(4,942)
Additional paid-in capital	212,388	218,851
Accumulated deficit	(93,928)	(94,927)
Accumulated other comprehensive loss	(160)	(888)
Total stockholders’ equity	118,302	118,096
Total liabilities and stockholders’ equity	$142,030	$143,462

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)		(unaudited)
Revenue	$39,120	$43,558	$107,636	$120,282
Cost of revenue	18,847	21,748	52,160	60,532
Gross margin	20,273	21,810	55,476	59,750
Operating expenses:
Research and development	6,647	8,191	20,519	24,308
Sales and marketing	6,876	8,489	19,541	23,668
General and administrative	3,530	4,220	10,658	13,129
Litigation settlement	10	—	45	—
Total operating expenses	17,063	20,900	50,763	61,105
Income (loss) from operations	3,210	910	4,713	(1,355)
Other income (expense):
Interest, net	24	79	25	142
Other income (expense)	(221)	(112)	(150)	(452)
Total other income (expense)	(197)	(33)	(125)	(310)
Income (loss) before income taxes	3,013	877	4,588	(1,665)
Income tax expense (benefit)	250	(314)	353	(666)
Net income (loss)	$2,763	$1,191	$4,235	$(999)
Net income (loss) per common share:
Basic	$0.12	$0.05	$0.18	$(0.04)
Diluted	$0.11	$0.05	$0.16	$(0.04)
Weighted-average number of shares:
Basic	23,840	24,129	23,559	24,260
Diluted	25,590	24,856	25,671	24,260

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)		(unaudited)
Net income (loss)	$2,763	$1,191	$4,235	$(999)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(53)	(547)	(35)	(793)
Net unrealized gains (losses) on available-for-sale investments, net of tax	(46)	37	(46)	65
Total other comprehensive income loss	(99)	(510)	(81)	(728)
Comprehensive income (loss)	$2,664	$681	$4,154	$(1,727)

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2014	2015
	(unaudited)
Operating activities
Net income (loss)	$4,235	$(999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	1,880	2,146
Amortization of intangible assets	330	1,113
Provision for doubtful accounts	271	281
Stock-based compensation	3,994	5,336
Excess tax benefit from exercise of options for common stock	(18)	—
Changes in assets and liabilities:
Accounts receivable	(4,338)	(2,097)
Inventories	(175)	(1,779)
Restricted cash	(334)	—
Prepaid expenses and other current assets	(402)	(566)
Other assets	(24)	(247)
Accounts payable	956	342
Accrued liabilities	(2,072)	(622)
Deferred revenue	99	347
Other long-term liabilities	(26)	(298)
Net cash provided by operating activities	4,376	2,957
Investing activities
Purchase of available-for-sale investments	(86,765)	(49,095)
Proceeds from sales of available-for-sale investments	2,850	2,018
Proceeds from maturities of available-for-sale investments	11,915	49,535
Purchases of property and equipment	(2,148)	(2,917)
Business acquisitions, net of cash acquired	(1,116)	(8,380)
Net cash used in investing activities	(75,264)	(8,839)
Financing activities
Proceeds from exercise of options for common stock	4,630	1,127
Excess tax benefit from exercise of options for common stock	18	—
Repurchase of common stock	—	(4,942)
Repayment of notes payable	(847)	(722)
Net cash provided by (used in) financing activities	3,801	(4,537)
Effect of exchange rate changes on cash and cash equivalents	(9)	(31)
Net decrease in cash and cash equivalents	(67,096)	(10,450)
Cash and cash equivalents at beginning of period	84,546	29,187
Cash and cash equivalents at end of period	$17,450	$18,737
Supplemental disclosure of cash flow information
Cash paid for interest	$150	$85
Cash paid for taxes	227	431
Supplemental schedule of non-cash investing and financing activities
Net unrealized losses on available-for-sale investments	46	65

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, comprehensive income (loss), and cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other future interim or annual period.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in United States dollars, except for sales to dealers and distributors located in the United Kingdom and the European Union, which are generally denominated in pounds sterling and the euro, respectively. There were no individual account balances greater than 10% of total accounts receivable at December 31, 2014 and September 30, 2015.

No dealer or distributor accounted for more than 10% of total revenue for the three and nine months ended September 30, 2014 and 2015.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. With the exception of Canada, no single foreign country accounted for more than 10% of total revenue for the three and nine months ended September 30, 2014 and 2015. The following table sets forth revenue from the U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Revenue-United States	$25,517	$29,300	$71,211	$80,571
Revenue-Canada	4,140	3,702	10,802	10,910
Revenue-all other international sources	9,463	10,556	25,623	28,801
Total revenue	$39,120	$43,558	$107,636	$120,282
International revenue (excluding Canada) as a percent of total revenue	24%	24%	24%	24%

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

The following table presents the changes in the product warranty liability (in thousands):

Warranty Liability
Balance at December 31, 2014	$1,191
Warranty costs accrued	1,524
Warranty claims	(1,271)
Balance at September 30, 2015	$1,444

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net income per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options and settlement of restricted stock units.

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Numerator:
Net income (loss)	$2,763	$1,191	$4,235	$(999)
Denominator:
Weighted average common stock outstanding for basic net income (loss) per common share	23,840	24,129	23,559	24,260
Effect of dilutive securities—stock options and restricted stock units	1,750	727	2,112	—
Weighted average common shares and dilutive securities outstanding	25,590	24,856	25,671	24,260

In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, as any additional common shares would be anti-dilutive as they would decrease the loss per share.  Potentially dilutive securities, including common equivalent shares, in which the assumed proceeds exceed the average market price of common stock for the applicable period, were not included in the calculation of diluted net income per share as their impact would be anti-dilutive. The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Options to purchase common stock	1,245	2,687	912	4,796
Restricted stock units	—	—	—	87
Total	1,245	2,687	912	4,883

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, deferring the effective date of this standard for one year, and is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The deferred standard allows early adoption of the standard on the original effective date of December 15, 2016. The Company is still evaluating the impact of adopting this guidance as well as whether the Company will apply the amendments retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this update at the date of initial application.

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

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customers Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, the payment of fees should be accounted for in the same manner as the acquisition of other software licenses. If there is no software license, the fees should be accounted for as a service contract. The guidance is effective in fiscal years beginning after December 15, 2015 and early adoption is permitted. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company adopted this guidance early and will apply the guidance prospectively.  The adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Subtopic 330) – Simplifying the Measurement of Inventory.” This update requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” This update eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company adopted this guidance early, and the adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows, other than the measurement period adjustment discussed in Note 4.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,	September 30,
	2014	2015
Finished goods	$13,324	$14,694
Work-in-process	—	379
Component parts	888	2,984
	$14,212	$18,057

Property and equipment, net consisted of the following (in thousands):

	December 31,	September 30,
	2014	2015
Computer equipment and software	$4,390	$4,602
Manufacturing tooling and test equipment	2,777	4,030
Lab and warehouse equipment	2,652	3,186
Leasehold improvements	2,357	2,929
Furniture and fixtures	2,298	2,834
Marketing equipment	662	559
	15,136	18,140
Less: accumulated depreciation	(10,047)	(11,669)
	$5,089	$6,471

Other assets consisted of the following (in thousands):

	December 31,	September 30,
	2014	2015
Deposits	$697	$1,062
Prepaid licensing	632	563
	$1,329	$1,625

Accrued liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2014	2015
Sales returns and warranty accruals	$2,019	$2,622
Compensation accruals	1,614	2,002
Other accrued liabilities	1,117	309
	$4,750	$4,933

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

Cash, Cash Equivalents and Marketable Securities

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three and nine months ended September 30, 2015, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.

The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of December 31, 2014 and September 30,  2015 (in thousands):

	December 31, 2014
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$13,077	$—	$—	$13,077	$13,077	$—	$—

Level 1:
Money market funds	16,110	—	—	16,110	16,110	—	—
Subtotal	16,110	—	—	16,110	16,110	—	—

Level 2:
Asset-backed securities	4,458	—	(3)	4,455	—	—	4,455
Corporate bonds	54,321	2	(46)	54,277	—	46,726	7,551
Commercial paper	6,797	—	—	6,797	—	6,797	—
U.S. agency securities	2,503	—	—	2,503	—	—	2,503
Subtotal	68,079	2	(49)	68,032	—	53,523	14,509

Total	$97,266	$2	$(49)	$97,219	$29,187	$53,523	$14,509

	September 30, 2015
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$10,954	$—	$—	$10,954	$10,954	$—	$—

Level 1:
Money market funds	6,083	—	—	6,083	6,083	—	—
U.S. government notes	998	3	—	1,001	—	—	1,001
Subtotal	7,081	3	—	7,084	6,083	—	1,001

Level 2:
Asset-backed securities	8,099	8	—	8,107	—	—	8,107
Corporate bonds	49,368	17	(14)	49,371	—	37,825	11,546
Commercial paper	5,349	—	—	5,349	1,700	3,649	—
U.S. agency securities	3,507	4	—	3,511	—	2,503	1,008
Subtotal	66,323	29	(14)	66,338	1,700	43,977	20,661

Total	$84,358	$32	$(14)	$84,376	$18,737	$43,977	$21,662

As of September 30, 2015, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. During the three and nine months ended September 30, 2015, the Company did not recognize any significant impairment charges. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity.

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

Derivative Financial Instruments

The Company has foreign currency exposure related to the operations in the United Kingdom, Australia, as well as other foreign locations. The Company has entered into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of its subsidiaries in the United Kingdom and Australia. The foreign currency derivatives are not designated as accounting hedges. The Company recognizes these derivative instruments as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The Company records changes in the fair value (i.e. gains or losses) of these derivative instruments in the accompanying Condensed Consolidated Statements of Operations as Other income (expense), net.

The Company settles its foreign exchange contracts on the last day of every month and enters into a new forward contract for the next month. As a result, there are no  assets or liabilities recorded in the accompanying Condensed Consolidated Balance Sheets related to derivative instruments as of September 30, 2015. However, the notional principal of foreign exchange contracts for October 2015 was $6.9 million as of September 30, 2015. The Company did not enter into foreign currency forward contracts during 2014.

The following table shows the pre-tax gains (losses) of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Income Statement Location	2014	2015	2014	2015
Foreign exchange contracts	Other income (expense), net	$—	$418	$—	$318

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

Total consideration transferred was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below. Management estimated the fair values of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations. The preliminary allocation of consideration transferred is subject to potential adjustments to acquired deferred tax assets and liabilities as these tax estimates are pending the completion of tax returns for the acquired entity. These adjustments could have a material impact on the consolidated financial statements. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). Due to new information obtained related to warranty and tax liabilities based on facts that existed at the acquisition date, the Company recorded measurement period adjustments to other assets acquired, goodwill, and other liabilities assumed. The net change to goodwill was an increase of $0.2 million. Had these adjustments been recorded as of the acquisition date, the Company’s cost of revenue would have decreased $0.1 million for the three months ended March 31, 2015, decreased $0.1 million for the three months ended June 30, 2015, and increased $0.2 million for the three months ended September 30, 2015, respectively.

The Company’s preliminary allocation of consideration transferred for Nexus is as follows (in thousands):

Estimated Fair Value
Cash	$121
Inventory	2,346
Other assets acquired	1,589
Intangible assets	5,030
Goodwill	2,780
Total assets acquired	11,866
Accounts payable	2,273
Warranty liability	480
Other liabilities assumed	613
Total net assets acquired	$8,500

Amortizable Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of December 31, 2014 and September 30, 2015 (in thousands):

	December 31, 2014
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$2,597	$(1,214)	$1,383
Non-competition agreements	53	(27)	26
Total intangible assets	$2,650	$(1,241)	$1,409

	September 30, 2015
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$6,712	$(2,272)	$4,440
Customer relationships	326	(47)	279
Non-competition agreements	53	(35)	18
Total intangible assets	$7,091	$(2,354)	$4,737

The weighted average amortization period for acquired technology, customer relationships and non-competition agreements is 4.8 years, 5.0 years, and 2.0 years, respectively; and 4.8 years for all amortizable intangible assets in total.

The Company recorded amortization expense during the respective periods for these intangible assets as follows: (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Amortization of intangible assets	$134	$385	$330	$1,113

Amortization of finite lived intangible assets as of September 30, 2015 for the next five years is as follows (in thousands):

Amount
2015	$354
2016	1,296
2017	1,115
2018	1,021
2019	878
2020	73
$4,737

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2014	$231
Current period acquisitions	2,780
Foreign currency translation adjustment	(363)
Balance at September 30, 2015	$2,648

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

5. Long-Term Obligations

Loan and Security Agreement

In June 2013, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”), which consists of a revolving credit facility of $13.0 million (subject to certain borrowing base restrictions) and term borrowings to fund purchases of property and equipment. All borrowings under the SVB Agreement are collateralized by the general assets of the Company. Term borrowings are payable in 42 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at September 30, 2015.

The Company believes that it has sufficient working capital to fund its operating and investing activities and accordingly did not renew the revolving credit facility upon maturity in May 2015.

The SVB Agreement contains various restrictive and financial covenants and the Company was in compliance with each of these covenants as of September 30, 2015.

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

Income tax expense was $0.3 million and the income tax benefit was $0.3 million for the three months ended September 30, 2014 and 2015, respectively, or approximately 8% and 36% of income (loss) before income taxes, respectively. Income tax expense was $0.4 million and income tax benefit was $0.7 million for the nine months ended September 30, 2014 and 2015, respectively, or approximately 8% and 40% of income (loss) before income taxes, respectively. The effective tax rate for the three and nine months ended September 30, 2015 differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate. The rate is increased by foreign income taxes, minimum state income taxes or taxes in states for which net operating loss carryforwards are not available, the U.S. federal alternative minimum tax and the impact of incentive stock options as well as other permanent differences. As of December 31, 2014, our net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $85.6 million and $86.1 million, respectively. In addition to the NOL carryforwards, as of December 31, 2014, we had U.S. federal and state research and development credit carryforwards of $3.8 million and $2.8 million, respectively.

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

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, Hong Kong, China, Germany, and India. The Company is subject to examination in the United States, the United Kingdom, Australia, Hong Kong, China, Germany, and India as well as various state jurisdictions. As of September 30, 2015, the Company was not under examination by any tax authorities. Tax years beginning in 2012 are subject to examination by tax authorities in the United States and in some states tax years as early as 2011 are subject to examination by tax authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Tax years beginning in 2011 are subject to examination by the taxing authorities in Australia and Hong Kong. Tax years beginning in 2012 are subject to examination by the taxing authorities in China, Hong Kong, and India. Tax years beginning in 2013 are subject to examination by the taxing authorities in the United Kingdom. Tax years beginning in 2015 are subject to examination by the taxing authorities in Germany.

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

A summary of stock option activity for the nine months ended September 30, 2015 is presented below:

				Weighted
		Weighted		Average
	Shares Subject	Average	Weighted	Remaining
	to Options	Grant Date	Average	Contractual
	Outstanding	Fair Value	Exercise Price	Life (Years)
Balance at December 31, 2014	4,851,221		$10.57
Granted	212,616	$5.53	10.95
Exercised	(239,726)		4.82
Expired	(13,651)		12.33
Forfeited	(109,170)		15.37
Balance at September 30, 2015	4,701,290		10.76

Exercisable options at September 30, 2015	3,001,261		8.28	5.2
Vested and expected to vest at September 30, 2015	4,570,238		10.63	6.3

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$1.71	-	2.66	2.47	211,587	1.1	211,587	1.1
$3.38	-	6.14	5.64	1,437,561	4.6	1,428,774	4.6
$6.34	-	9.94	8.34	1,013,900	6.5	769,963	6.0
$11.28	-	16.97	13.71	1,272,685	8.3	279,527	6.3
$17.66	-	22.92	20.99	765,557	8.2	311,410	7.8
				4,701,290		3,001,261

For the stock option awards vested during the three and nine months ended September 30, 2015, the total fair value was $1.7 million and $6.0 million, respectively. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

	For the Nine Months Ended
	and as of September 30,
	2014	2015
Options Exercised	$17,856	$1,327
Options Exercisable	19,883	5,333
Options Vested and Expected to Vest	23,644	5,389

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2014			2015			2014			2015
Expected volatility	57	-	58%			53%	56	-	60%	53	-	55%
Expected dividends			—%			—%			—%			—%
Expected terms (in years)			6.1	5.3	-	6.1	3.8	-	6.1	5.3	-	6.1
Risk-free rate	1.8	-	1.9%	1.5	-	1.8%	1.1	-	2.0%	1.3	-	1.8%

Restricted stock units

A summary of restricted stock unit activity for the nine months ended September 30, 2015 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2014	—
Awarded	388,000	$8.30
Vested	—
Forfeited	—
Non-vested balance at September 30, 2015	388,000

There were no restricted stock units vested during the three and nine months ended September 30, 2015.

Stock-based compensation expense

Total stock-based compensation expense has been classified as follows in the accompanying statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Cost of revenue	$29	$40	$77	$126
Research and development	562	706	1,682	2,145
Sales and marketing	296	457	810	1,298
General and administrative	452	605	1,425	1,767
Total stock-based compensation expense	$1,339	$1,808	$3,994	$5,336

At September 30, 2015, there was $13.6 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 2.6 years. At September 30, 2015, there was $3.1 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 3.9 years.

8. Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. The authorization by the Board of Directors will expire after one year, or when terminated earlier. During the three and nine months ended September 30, 2015, the Company repurchased 330,386 shares and 557,661 shares for $2.8 million and $4.9 million,  respectively, and is shown in the accompanying Condensed Consolidated Balance Sheets as a reduction of Stockholders’ Equity. As of September 30, 2015, we have $15.1 million remaining to repurchase shares of common stock under this share repurchase program.

9. Related Party Transactions

The former owner of Nexus, who is now an employee of the Company, owned and operated a Control4 authorized distributorship in Dubai until September 13, 2015, when he sold the distributorship to an unrelated third party. Revenue from product sales to that distributor for the period from the acquisition date of January 30, 2015 through September 13, 2015 was $0.4 million. Revenue from product sales to that distributor from July 1, 2015 through September 13, 2015 was $0.1 million.

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

Rental expense was approximately $0.5 million and $0.5 million for the three months ended September 30, 2014 and 2015, respectively, and $1.3 million and $1.4 million for the nine months ended September 30, 2014 and 2015, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of September 30, 2015 (in thousands):

2015	$549
2016	2,140
2017	1,960
2018	1,042
$5,691

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through April 2016 totaling approximately $32.1 million at September 30, 2015.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2015.

Legal Matters

On April 15, 2015, Intuitive Building Controls, Inc. (“IBC”), a corporation organized under the laws of Texas, filed a Complaint against the Company in the Eastern District of Texas, and the Company filed its Answer on June 10, 2015. During April 2015, IBC filed similar complaints against many other companies. IBC’s Complaint asserts that the Company’s lighting control systems, specifically including its controllers and in-wall touch screens, infringe three United States patents that IBC owns by assignment: U.S. Patent Nos. 6,118,230 (the “’230 patent”), 6,160,359 (the “’359 patent”) and 5,945,993 (the “’993 patent”). The Complaint seeks injunctive relief and monetary damages. Based on the Company’s preliminary investigation of the patents at issue, the Company does not believe its products infringe any valid or enforceable claim of these patents. Accordingly, the Company is vigorously defending the lawsuit.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2015, and our condensed consolidated financial statements and the notes thereto included elsewhere in this document as well as other documents we file with the SEC from time to time. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations or growth; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends or market opportunities and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

•

Contractual Obligations and Off-Balance Sheet Arrangements. Overview of contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of September 30, 2015, including expected payment schedule.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Control4 is a leading provider of personalized, smart home solutions that are designed to enhance the daily lives of our customers. Our entertainment, smart lighting, comfort and convenience and safety and security solutions unlock the potential of connected devices throughout the house, making entertainment systems easier to use and more accessible, homes more comfortable and energy efficient, and families more secure. Our smart home solutions provide consumers with the ability to integrate audio, video, lighting, temperature, security, communications and other functionalities into a unified home-automation solution, customized to match their lifestyle.  Our advanced software powers this customized experience, and is delivered through our controller products, cloud services and user-interface products, enabling cohesive interoperability with thousands of connected Control4 and third-party devices in the home.

Consumers purchase our smart home solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security and communications devices. Our products are installed in both new and existing residences, hotels, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, which is excluded from our calculation of Core revenue. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be attributable to large projects and will continue to be uneven from period to period. During the nine months ended September 30, 2015, we sold our products directly to over 3,400 active direct dealers in the United States, Canada, the United Kingdom and 48 other countries, and partnered with 28 distributors to cover an additional 41 countries where we do not have direct dealer relationships. These distributors sell our solutions through their dealers for which they independently provide warehousing, training, technical support, billing and service in each corresponding country.

We derive the vast majority of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home. We also generate revenue from the sale of annual subscriptions to our 4Sight subscription service, which allows consumers to remotely access, backup, and control their home control system from their mobile devices, as well as receive e-mail and “push notification” alerts regarding activities in their home. 4Sight also allows dealers to perform remote diagnostic and programming services.

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

Over the past five years, we have experienced double-digit annual Core revenue growth. Our Core revenue growth during that period has been the result of a combination of both the net addition of new independent dealers and distributors to our sales channels and an increase in revenue from our existing network of independent dealers and distributors. We believe our ability to grow our core sales channel has been enhanced through product innovation and expansion of our product offerings and helping our independent dealers and distributors grow their business and gross margins by providing enhanced dealer installation and marketing tools. For example, over the past twelve months we have announced that we:

•	Released Control4® OS 2.8, providing an enhanced user experience for our security and media solutions, including native streaming of Pandora, Deezer and TIDAL music services;

•	Released a new line of 4K Ultra HD audio and video switches which are fully HDCP 2.2 compliant, enabling consumers to distribute video throughout their home;

•	Released Control4® OS 2.7, with enhanced functionality including HD video intercom and support for our award winning product suite which includes:

•

New gesture-capable, glass-edge, tabletop and in-wall Control4® Touch Screens, which feature a quad core CPU, HD camera, high-quality speakers and microphone, and a fast, high-resolution display providing full frame-rate HD video;

•	New wireless thermostat solution including enhanced user interface, built for comfort control and automation, and jointly developed with climate control specialist Aprilaire; and

•	New handheld system remote, which can provide instant access to entertainment and control of the entire home.

•	Released an update to our Composer Express software that simplifies installation and configuration for automated entertainment solutions; and

•

Partnered with 137 manufacturers of consumer electronics, security, lighting and HVAC that have now adopted the Control4 Simple Device Discovery Protocol (SDDP), making it easier to connect and integrate their products with one another via the Control4 home automation platform. Manufacturers who have embraced SDDP include household names such as Dish Networks, Panasonic, Sony and TiVo.

While our historical revenue growth has been primarily organic, we have completed several small acquisitions that we believe enhance our product offerings and position us for continued growth in the future. Recent acquisitions of technology and distribution-related business are as follows:

•

In January 2015, we acquired Nexus Technologies Pty Ltd. (“Nexus”), a developer and manufacturer of the Leaf Brand of custom audio/video distribution and switching systems. We previously sold certain Leaf products under our Control4 brand and sold other Leaf Products through our on-line ordering platform. Through this acquisition, we now offer a complete array of video distribution solutions under the Control4 brand to Control4 customers worldwide, we gained market share in the growing audio and video (A/V) category, and we leveraged Leaf’s valuable engineering expertise to develop new and innovative A/V solutions.;

•

In September 2014, we acquired Extra Vegetables Limited, a UK-based company that developed integration modules and third-party drivers for Control4 and other third-party home automation systems. The acquired drivers are now included in Control4’s driver database and made freely available to Control4’s independent dealers through our installation software, strengthening the Company’s interoperability strategy; and,

•

In July 2014, we acquired the home automation products and related intellectual property assets of Card Access, Inc., an engineering and technology company based in Utah. We previously sold these products through a distribution agreement with Card Access.

We plan to continue to identify, acquire and integrate strategic technologies, assets and businesses that we believe will enhance the overall strength of our business, allow us to streamline sales, technical support and training, and enhance our dealers’ ability to grow their businesses.

Historically, we have experienced seasonal variations in our revenue as a result of holiday-related factors that are common in our industry. Our revenue is generally highest in the fourth quarter due to consumers’ desires to complete their home installations prior to the holiday season. We generally see decreased sales in the first quarter due to seasonal purchase tendencies of consumers as well as the impact of winter weather on new construction and travel in certain geographies. We generally expect these seasonal trends to continue in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics.

Factors and Trends Affecting Our Performance

A number of industry trends have facilitated our growth over the past several years, including the proliferation of connected devices and the ubiquity and growth of network-enabled homes. From smartphones to smart watches to smart cars, technology is transforming nearly every aspect of our lives, streamlining daily routines and providing quick, easy access to the capabilities and content we want most. Not only are new technologies providing convenience on-the-go, but they are becoming increasingly accessible. Our products leverage both wired and wireless technologies and are designed to be installed in both new home construction and existing homes.  We expect that future increases in either new home construction or existing home renovations will have a positive impact on our revenue.

In new home construction, our builder programs continue to gain traction with regional builders as well as with national builders. Toll Brothers’  embrace of Control4 solutions continues to expand, and in December 2014, we signed another leading U.S national home-builder, Ryland Homes, to a similar program and started installation in model homes in select communities. We are also engaging other regional and national builders in similar strategic alliances. We believe home automation is increasingly becoming a higher priority for home buyers, and this is one of the reasons for our increased investment in national and regional builder programs.

Our open platform makes it easy for a broad community of original equipment manufacturer (OEM) partners to participate in our rich, smart home ecosystem, which includes over 9,100 drivers and more than 1,000 SDDP-enabled products. Our broad ecosystem, which includes audio, video, lighting, temperature, security and communication device categories, gives consumers flexibility to integrate nearly any device they wish into their smart home. More importantly, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest, product innovations and allows our smart home platform to grow alongside emerging technologies so as to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

We believe that the growth of our business and our future success are dependent upon many factors, including the rates at which consumers adopt our products and services, our ability to strengthen and expand our dealer and distributor network, our ability to expand internationally, and our ability to meet competitive challenges. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain or expand the growth of our business and improve our results of operations. These challenges include:

•

Increasing Adoption Rates of Our Products and Services. We are focused on increasing adoption rates of our products and services through enhancements to our software platform and product offerings. We intend to accomplish these enhancements through both continued investment in research and development activities and acquisitions of complementary businesses and technologies.

•

Increasing Our Brand Awareness. We are committed to grow awareness of the Control4 brand among our dealers,  distributors and end consumers. We believe that our investments in creating brand awareness have contributed to our revenue growth and increasing adoption of our smart home solutions.  In June 2015, we were named as the top Whole-Home Automation brand by the “2015 CE Pro 100 Brand Analysis” report, with our solutions recognized as the top brand in in the categories of whole home automation, multi-room audio, HVAC, Energy and Smart Grid Management and Access Control. Also, in June 2015, the ProSource Buying Group named Control4 the 2015 Custom Integration Vendor of the Year. In September 2015, Control4 was named the “2015 Custom Integration Vendor of the Year” by the Home Technology Specialists of America (HTSA) Buying Group. Continuing to enhance our brand is a key factor in our plans for the future.

•

Accelerating and Enhancing Lead Generation. In 2014, we tested a number of lead generation strategies that yielded good responses from interested homeowners. In the process, we discovered the need for Control4 to play a more active role in lead qualification and delivery to dealers to ensure effective follow through and closure. In the first quarter of 2015, we created a small team of telemarketing and inside sales representatives to qualify inbound inquiries and direct them to qualified independent dealers. These enhanced lead generation strategies are resulting in increased consultations, bids and project installations. Based on this success, in the third quarter of 2015, we rolled out a targeted test advertising campaign to further accelerate lead generation.

•

Optimizing Our North America Dealer Network. We intend to continue to optimize the performance of and expand our network of dealers in North America to ensure that we have geographic coverage and technical expertise to address our existing markets and new markets into which we plan to expand.

•

Expanding our International Dealer and Distributor Network. We believe that our future growth will be significantly impacted by our ability to expand our dealer and distributor network outside of North America, to adapt our products and services to foreign markets, and to increase our brand awareness internationally. In particular, we believe that we will have significant opportunities to expand our business in emerging markets such as China and India. We have added, and expect to continue to add, field sales and service personnel to assist in the optimization of our international channels. For example, in February 2015 we announced a shift in our distribution model in Germany, and we are now working directly with independent home automation integrators and dealers in that region. To support this initiative, we are adding local staff to manage sales, technical support and training activities.

•

Managing Competition. The market for home automation is fragmented, highly competitive and continually evolving. A number of large technology companies such as Apple, Google, and Amazon offer device control capabilities among some of their own products, applications and services, and are engaged in ongoing development efforts to address the broader home automation market. Our ability to compete in the growing home automation market over the next several years will be a key factor in our ability to continue to grow our business and meet or exceed our future expectations.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Authorized dealers at the beginning of the period	2,605	2,704	2,544	2,676
Additions	69	86	238	260
Terminations	(36)	(47)	(144)	(193)
Authorized dealers at the end of the period	2,638	2,743	2,638	2,743

Number of active dealers	2,566	2,703	2,566	2,703
% of active dealers	97%	99%	97%	99%

International Direct Dealers

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Authorized dealers at the beginning of the period	732	878	635	787
Additions	40	66	142	183
Terminations	(12)	(72)	(17)	(98)
Authorized dealers at the end of the period	760	872	760	872

Number of active dealers	670	796	670	796
% of active dealers	88%	91%	88%	91%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Number of controllers sold	20,230	21,404	53,970	56,243
Core revenue growth	15%	13%	16%	13%
International core revenue as a percentage of total revenue	23%	24%	22%	23%

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

We continue to invest in tools and technologies to help our dealers be more successful and increase the year-over-year sales of our products. Our goal is to continuously increase our dealers’  productivity and capacity to grow. Enabling our dealers to increase productivity will ultimately drive our revenue growth. Late in the third quarter of 2014, we announced the availability of Composer Express, a web-based configuration tool, to empower our dealers to simplify and accelerate the onsite set-up process for Control4 system installations. The positive response from our dealers has been tremendous with the majority of them taking advantage of Composer Express to simplify their installations.

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

We continue to add new dealers, expanding both our North America and international direct dealer networks. The number of active international dealers increased 16% and 16% for the nine months ended September 30, 2014 and 2015, respectively, compared to an increase of 4% and 4% respectively, in the number of active North American direct dealers during the same periods.  The growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers much lower than the North America market. Much of this growth in our International dealer network can be attributed to new dealer additions in China and India as well as a shift in our distribution model in Germany in February 2015. We previously used a single distributor of our products in Germany, but we now work directly with 48 independent home automation integrators and dealers in that region. We plan to continue to monitor other markets that are currently served by a single distributor and, when we feel that the opportunity is right, to establish direct relationships with selected dealers in these regions, which we expect will further increase our number of direct international dealers.

While we believe that we continue to have significant international opportunities, it is difficult to anticipate the exact timing and amount of growth, particularly in new and emerging markets. Divergent regional and local economic and political trends, particularly relating to new home construction and strengthening of the U.S. dollar versus certain local currencies, are examples of challenges we must address in order to continue our international expansion. Such challenges may cause our growth rate to be slower than anticipated, offsetting our efforts to expand into these emerging geographies.

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

During the three and nine months ended September 30, 2015, we sold 21,404 and 56,243 controllers, respectively, compared to 20,230 and 53,970 controllers sold in the same periods in 2014, respectively.  Controller sales for the three months ended September 30, 2015 increased 6% compared to the same period in 2014. Notwithstanding a steeper than usual seasonal drop off in first quarter 2015 revenue, controller sales increased 4% during the nine months ended September 30, 2015, compared to the same period in 2014.

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

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands)
North America Core Revenue	$29,098	$32,510	$81,081	$91,180
International Core Revenue	8,916	10,603	24,125	27,770
Other Revenue	1,106	445	2,430	1,332
Total Revenue	$39,120	$43,558	$107,636	$120,282
North America Core Revenue as a % of Total Revenue	74%	75%	75%	76%
International Core Revenue as a % of Total Revenue	23%	24%	22%	23%

North America core revenue increased $3.4 million, or 12%,  and $10.1 million, or 12%, respectively, in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. International core revenue increased $1.7 million, or 19%,  and $3.6 million, or 15%, respectively, in the three and nine months ended September 30, 2015, respectively. Other revenue, which consists primarily of hospitality sales, decreased $0.7 million, or 60%, and $1.1 million, or 45%, during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.

Adverse macro-economic conditions, including the strengthening of the U.S. dollar relative to the local currency in Canada, contributed to a decline in revenue growth in North America Core Revenue. Revenue in Canada declined 12% in the three months ended September 30, 2015, compared to the same period in 2014. Excluding Canada, North America Core Revenue grew 16% in the three months ended September 30, 2015, compared to the same period in 2014.

We continue to make investments internationally to improve our dealers’ ability to sell and install our products and believe that these investments will enable us to grow our key international markets. Notwithstanding, we believe that adverse international macro-economic conditions will continue to slow growth in certain geographies.

Hospitality revenue declined 66% in the three months ended September 30, 2015, compared to the same period in 2014. Hospitality revenue consists primarily of large projects and has been and will continue to be inconsistent from period to period.

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

Gross margin for the three and nine months ended September 30, 2014 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Gross margin	$20,273	$21,810	$55,476	$59,750
Percentage of revenue	52%	50%	52%	50%

As a percentage of revenue, our gross margin decreased from 52% and 52% respectively, in the three and nine months ended September 30, 2014, to 50% and 50%, respectively, during the same period in 2015. The decrease in gross margin was due primarily to amortization of the technology acquired from Nexus as well as the step-up in basis of purchased inventory, decreases in the selling price of our products in certain foreign markets associated with strengthening of the U.S. Dollar relative to certain international currencies, enhancements to our volume incentive rebate program resulting in higher volume incentive rebates provided to our dealers, and higher freight charges associated with expedited shipments to our fulfillment centers, offset by component cost reductions.

The negative effect on gross margin percentage resulting from the step-up in purchased inventory carrying value is limited to the first and second quarters of 2015, while the amortization of the acquired technology is expected to occur over 5 years.  Our sales in Europe are generally priced in Pounds Sterling or the Euro while our cost of goods sold is denominated in U.S. dollars. The changing value of the Pounds Sterling and the Euro relative to the U.S. Dollar will continue to contribute to variability in our gross margin for sales in Europe.

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

Research and development expenses for the three and nine months ended September 30, 2014 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Research and development	$6,647	$8,191	$20,519	$24,308
Percentage of revenue	17%	19%	19%	20%

Research and development expenses increased $1.5 million, or 23%,  and $3.8 million, or 18%, respectively, in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. These increases were primarily due to an increase in headcount and related expenses, including non-cash stock based compensation expense, to support our ongoing and expanded product development activities. In addition, manufacturing prototype expenses and compliance and regulatory fees associated with our new product development and introductions contributed to the year over year increase.

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

Sales  and marketing expenses for the three and nine months ended September 30, 2014 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Sales and marketing	$6,876	$8,489	$19,541	$23,668
Percentage of revenue	18%	19%	18%	20%

Sales and marketing expenses increased $1.6 million, or 23%,  and $4.1 million, or 21%, respectively, in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The period-over-period increases in absolute dollars for sales and marketing expenses was primarily due to sales headcount increases and the related expenses. In addition, we increased our marketing expenses to grow our dealer and distributor networks throughout the world and deliver tools to the sales channel to support local marketing and sales lead generation.

During the three and nine months ended September 30, 2015, we incurred approximately $0.9 million and $1.1 million, respectively, in expenses associated with our online media campaign in the United States. This increase in marketing expense was offset by a reduction in tradeshow expenses during the three months ended September 30, 2015 compared to the same period in 2014 as a result of our primary industry tradeshow occurring in October instead of September as in the prior year.

We intend to continue to supplement our more traditional marketing programs with similar online media campaigns in the fourth quarter. In addition, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future as we continue to invest in marketing, including our consumer marketing, to increase awareness of our products and brand.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for our employees in our executive administration, finance, information systems, human resource and legal departments. Also included in general and administrative expenses are outside legal fees, audit fees, facilities expenses and insurance costs.

General and administrative expenses for the three and nine months ended September 30, 2014 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
General and administrative	$3,530	$4,220	$10,658	$13,129
Percentage of revenue	9%	10%	10%	11%

General and administrative expenses increased $0.7 million, or 20%,  and $2.5 million, or 23%, respectively, in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increase in absolute dollars is due to $0.6 million in acquisition-related expenses incurred during the first quarter of 2015 associated with the acquisition of Nexus as well as higher non-cash stock-based compensation expense and facilities related costs.

We expect our general and administrative expenses to increase in absolute dollars primarily as a result of growth of the business. However, we also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Other Income (Expense)

Other income (expense) consists primarily of foreign currency transaction gains (losses) and net interest income (expense). Other income (expense) for the three and nine months ended September 30, 2014 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Other income (expense)	$(197)	$(33)	$(125)	$(310)
Percentage of revenue	(1)%	0%	0%	0%

Other expense decreased $0.2 million and increased $0.2 million, respectively, in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Other expense incurred during the first quarter of 2015 is primarily related to foreign currency losses sustained on our U.S. dollar obligations that are being carried in local currency by our foreign subsidiaries. This is due to the U.S. dollar strengthening against the Pound Sterling, Euro, and Australian Dollar during the quarter, causing those U.S. dollar obligations, primarily intercompany payable to the U.S. entity, to increase in local currency resulting in increased expense.

During the second and third quarters, we entered into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain  U.S. dollar denominated balance sheet accounts of our subsidiaries in the United Kingdom and Australia. We settle our foreign exchange contracts on the last day of every month and enter into a new forward contract effective on the first day of the next month. Changes in the fair value (i.e. gains or losses) of these derivative instruments  are recorded as other income (expense), net.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and nine months ended September 30, 2014 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Income tax expense (benefit)	$250	$(314)	$353	$(666)
Percentage of income (loss) before taxes	8%	36%	8%	40%

We recognized an income tax benefit of $0.3 million and $0.7 million, or approximately 36% and 40% of income (loss) before taxes, for the three and nine months ended September 30, 2015, respectively. While we have accumulated net operating loss carryforwards in the United States, the expense is driven primarily by those jurisdictions that have generated an income or loss, respectively, through the same periods for which net operating loss carryforwards are not available. We anticipate generating income through the remainder of 2015, which we anticipate will offset cumulative losses incurred during the nine months ended September 30, 2015.  Our effective tax rate is increasing and we believe that our tax expense as a percentage of income before taxes will be in a range between 20-30%.  The increase in the estimated tax rate relative to prior periods is due to a change in our forecasted pre-tax results, an updated allocation of income among various tax jurisdictions, and book to tax adjustments for stock-based compensation related to incentive stock options. Cash payments for taxes of $0.4 million for the nine months ended September 30, 2015, are primarily related to income taxes paid in the U.K., half of which are non-recurring.

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

The following table shows selected financial information and statistics as of December 31, 2014 and September 30, 2015 (in thousands):

	December 31, 2014	September 30, 2015
Cash and cash equivalents	$29,187	$18,737
Investments, net(1)	68,032	65,639
Accounts receivable, net	20,155	22,292
Inventories	14,212	18,057
Working capital	97,939	82,415

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

As of September 30, 2015, we had $84.4 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $12.8 million from December 31, 2014. We had positive cash flow from our business operations totaling $2.8 million during the nine months ended September 30, 2015. The overall decrease in cash and cash equivalents and net marketable securities was impacted by the following:

•

We purchased Nexus Technologies Pty Ltd for $8.5 million in cash, net of cash acquired of $0.1 million, resulting in net cash paid of $8.4 million. In addition, we incurred approximately $0.6 million in acquisition-related expenses.

•

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. As of September 30, 2015, the Company had repurchased 557,661 shares for $4.9 million.

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

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at September 30, 2015 has increased by $2.1 million, or 11% since December 31, 2014. This increase is in line with revenue growth and we have not seen any deterioration in our long-term collection trends. Furthermore, inventory has increased by $3.8 million from December 31, 2014 to September 30, 2015, of which $2.3 million is raw materials and work in process at our Australian subsidiary which we acquired in January 2015. The remaining increase of $1.5 million is in line with actual and forecasted revenue growth.

We have historically maintained an asset-based, revolving credit facility of $13.0 million and for all periods presented we have not borrowed against the facility. At our election, we chose to not renew the revolving credit facility in May 2015 on its maturity date.

The SVB Agreement contains various restrictive and financial covenants and we were in compliance with each of these covenants as of September 30, 2015.

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

Cash Flow Analysis

A summary of our cash flows for the nine months ended September 30, 2014 and 2015 is set forth below (in thousands):

	Nine Months Ended
	September 30,
	2014	2015
Cash and cash equivalents at the beginning of the period	$84,546	$29,187
Net cash provided by operating activities	4,376	2,957
Net cash used in investing activities	(75,264)	(8,839)
Net cash provided by (used in) financing activities	3,801	(4,537)
Effect of exchange rate changes on cash and cash equivalents	(9)	(31)
Net change in cash and cash equivalents	(67,096)	(10,450)
Cash and cash equivalents at the end of the period	$17,450	$18,737

Operating Activities

Cash used in operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The decrease in cash flows from operating activities of $1.4 million during the nine months ended September 30, 2015 compared to the same period in 2014 is due primarily to the net loss, as adjusted for certain non-cash operating expenses, for the period and changes in working capital which included increases in inventory associated with the increase in sales.

Investing Activities

Cash used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, business acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities decreased from 2014 to 2015, primarily attributable to fewer purchases of marketable securities, associated with the initial investment of our IPO proceeds in early 2014. This decrease was partially offset by the total consideration transferred for Nexus of $8.5 million in cash, net of cash acquired of $0.1 million, resulting in net cash paid of $8.4 million.

Financing Activities

Financing cash flows consist primarily of the repurchase of Control4 stock in the open market, borrowing against and repayment of long term debt and proceeds from the exercise of options to acquire common stock.

During the nine months ended September 30, 2015, we repurchased 557,661 shares of our stock in the open market for $4.9 million. There were no similar purchases in 2014.

During the nine months ended September 30, 2014 and 2015, we received proceeds of $4.6 million and $1.1 million, respectively, from the exercise of options to purchase common stock.

Net repayments on our term loan agreements were $0.8 million and $0.7 million during the nine months ended September 30, 2014 and 2015, respectively.

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

These acquisition-related costs are included in the following categories: (i) professional service fees, recorded in operating expenses, which include third party costs related to the acquisition, and legal and other professional service fees associated with diligence, entity formation and corporate structuring, disputes and regulatory matters related to acquired entities, (ii) transition and integration costs, recorded in operating expenses, which include retention payments, transitional employee costs, earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third parties, and (iii) acquisition-related adjustments which include adjustments to acquisition-related items such as being required to record Nexus inventory at its fair value, resulting in a step-up in the inventory value. The step-up is recorded through cost of goods sold when the inventory is sold, resulting in a negative impact to our gross margin. Although these expenses are not recurring with respect to past acquisitions, we will generally incur these expenses in connection with any future acquisitions.

We exclude the amortization of acquired intangible assets from non-GAAP measures. These amounts are inconsistent in amount and frequency and are significantly impacted by the timing and size of acquisitions. Providing a supplemental measure that excludes these charges allows management and investors to evaluate results “as-if” the acquired intangible assets had been developed internally rather than acquired. Although we exclude amortization of acquired intangible assets from non-GAAP measures, we believe that it is important for investors to understand that such intangible assets contribute to revenue generation. Amortization of intangible assets that relate to past acquisitions will recur in future periods until such intangible assets have been fully amortized. Future acquisitions may result in the amortization of additional intangible assets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$20,273	$21,810	$55,476	$59,750
Stock-based compensation expense in cost of revenue	29	40	77	126
Amortization of intangible assets in cost of revenue	134	365	330	1,049
Acquisition-related costs in cost of revenue	—	—	—	294
Non-GAAP gross margin	$20,436	$22,215	$55,883	$61,219
Revenue	$39,120	$43,558	$107,636	$120,282
Gross margin percentage	51.8%	50.1%	51.5%	49.7%
Non-GAAP gross margin percentage	52.2%	51.0%	51.9%	50.9%

Reconciliation of Income (Loss) from Operations to Non-GAAP Income from Operations:
Income (loss) from operations	$3,210	$910	$4,713	$(1,355)
Stock-based compensation expense	1,339	1,808	3,994	5,336
Amortization of intangible assets	134	385	330	1,113
Acquisition-related costs	—	201	—	1,172
Litigation settlements	10	—	45	—
Non-GAAP income from operations	$4,693	$3,304	$9,082	$6,266
Revenue	$39,120	$43,558	$107,636	$120,282
Operating margin percentage	8.2%	2.1%	4.4%	(1.1)%
Non-GAAP operating margin percentage	12.0%	7.6%	8.4%	5.2%

Reconciliation of Net Income (Loss) to Non-GAAP Net Income:
Net income (loss)	$2,763	$1,191	$4,235	$(999)
Stock-based compensation expense	1,339	1,808	3,994	5,336
Amortization of intangible assets	134	385	330	1,113
Acquisition-related costs	—	201	—	1,172
Litigation settlements	10	—	45	—
Non-GAAP net income	$4,246	$3,585	$8,604	$6,622
Non-GAAP net income per common share:
Basic	$0.18	$0.15	$0.37	$0.27
Diluted	$0.17	$0.14	$0.34	$0.26
Weighted-average number of shares:
Basic	23,840	24,129	23,559	24,260
Diluted	25,590	24,856	25,671	25,268

Reconciliation of Investments to Investments, net:
Short-term investments	$48,730	$43,977	$48,730	$43,977
Long-term investments	23,225	21,662	23,225	21,662
Investments payable	—	—	—	—
Investments, net	$71,955	$65,639	$71,955	$65,639

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet activities. We do not have any off-balance interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily debt obligations and non-cancellable operating leases.

Our contractual cash obligations at September 30, 2015 are as follows:

		Less than
	Total	1 year	1 - 3 years	3 - 5 years
	(in thousands)
Long-term debt obligations, including interest(1)	$1,325	$932	$393	$—
Operating lease obligations	5,691	2,164	3,488	39
Purchase commitments	32,072	32,072	—	—
Total contractual obligations	$39,088	$35,168	$3,881	$39

(1)

Interest was calculated on outstanding borrowings at the date indicated in the table above and assumes the rate remains constant during the following years. The credit facility has a variable rate of interest of prime or LIBOR plus 2.50%, as selected by us. The variable rate was 3.25% at September 30, 2015. Term borrowings are payable in equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 3.75% at September 30, 2015.

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of September 30, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.4 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

On April 15, 2015, Intuitive Building Controls, Inc. (“IBC”), a corporation organized under the laws of Texas, filed a Complaint against us in the Eastern District of Texas, and we filed our Answer on June 10, 2015. During April 2015, IBC filed similar complaints against many other companies. IBC’s Complaint asserts that the Company’s lighting control systems, specifically including its controllers and in-wall touch screens, infringe three United States patents that IBC owns by assignment: U.S. Patent Nos. 6,118,230 (the “’230 patent”), 6,160,359 (the “’359 patent”) and 5,945,993 (the “’993 patent”). The Complaint seeks injunctive relief and monetary damages. Based on our preliminary investigation of the patents at issue, we do not believe our products infringe any valid or enforceable claim of these patents. Accordingly, we are vigorously defending the lawsuit.

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

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of September 30, 2015, we had an accumulated deficit of $94.9 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not remain profitable. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

The markets in which we participate are highly competitive and many companies, including large technology companies, retailers, broadband and security service providers, and other managed service providers, are actively targeting the home automation market. Our failure to differentiate ourselves and compete successfully with these companies would make it difficult for us to add and retain consumers, and our sales and profitability could be adversely affected.

The market for home automation is fragmented, highly competitive and continually evolving. A number of technology companies, including industry leaders such as Apple, Google, and Amazon, offer device control capabilities among some of their own products, applications and services and are engaged in ongoing development efforts to address the broader home automation market. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer superior products and services. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control and automation capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service offers residential security, energy and automation services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

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

Consumers may choose to adopt point products that provide control of discrete home functionality rather than adopting our unified home automation solution. If we are unable to increase market acceptance of the benefits of our unified solution, our revenue may not continue to grow, or it may decline.

Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in the home, such as a thermostat that can be controlled by an application on a smartphone. We expect more and more consumer electronic and consumer appliance products to be network-aware and connected—each very likely to have its own smart device (phone or tablet) application. Consumers may be attracted to the relatively low costs of these point products and the ability to expand their home control solution over time with minimal upfront costs, despite the disadvantages of this approach. While we have built our solution to be flexible and support third-party point products, the adoption of these products may reduce the revenue we receive for each installation. It is therefore important that we provide attractive top quality products in many areas, such as lighting, audio, video, thermostats and security, and establish broad market awareness and acceptance of these solutions as well as the advantages of integrating them in a unified solution. If a significant number of consumers in our target market choose to rely solely on the functionality included in point products rather than acquiring our unified automation solution, then our business, financial condition and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.

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

We sell our solutions through independent dealers and distributors. These dealers and distributors work with consumers to design, install, update and maintain their home automation installations. While we are able to track orders from dealers and distributors and have access to certain information about the configurations of the Control4 systems they install which we receive through our controller appliances, we also rely on these dealers and distributors to provide us with information about consumer behavior, product and system feedback, consumer demographics, buying patterns and information on our competitors. We use this channel sell-through data, along with other metrics, to assess consumer demand for our solutions, develop new products, adjust pricing and make other strategic business decisions. Channel sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be complete or accurate. In addition, to the extent we collect information directly from consumers, for example through surveys that we conduct, the consumers who chose to supply this sell-through data self-select and vary by geographic region and from period to period, which may impact the usefulness of the results. If we do not receive consumer information on a timely or accurate basis, or if we do not properly interpret this information, our ability to quickly react to market changes and effectively manage our business may be harmed.

Our quarterly results of operations have fluctuated and may continue to fluctuate. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

Our quarterly revenue and results of operations have fluctuated and may continue to fluctuate as a result of a variety of factors, many of which are outside of our control. In the past when our quarterly revenue or results of operations have fallen below the consensus expectations of securities analysts, the price of our common stock has declined, and if our quarterly revenue or results of operations fall below the consensus expectations of investors or securities analysts in the future, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including but not limited to:

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

Due to the foregoing factors and the other risks discussed herein, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance, nor should you consider any revenue growth or results of operations in any quarter to be indicative of our future performance.

If we are unable to develop new solutions, sell our solutions into new markets or further penetrate our existing markets, our revenue may not grow as expected.

Our ability to increase sales will depend in large part on our ability to enhance and improve our solutions, to introduce new solutions in a timely manner, to sell into new markets and to further penetrate our existing markets. The success of any enhancement or new product or solution depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, the ability to attract, retain and effectively train product development, and sales and marketing personnel (among others), the ability to develop relationships with independent dealers and distributors and the effectiveness of our marketing programs. Any new product or solution we develop or acquire may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our solutions, including new vertical markets and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet consumer demand. Moreover, we are frequently required to enhance and update our solutions as a result of changing standards and technological developments, which makes it difficult to recover the cost of development and forces us to continually qualify new solutions with our consumers. If we are unable to successfully develop or acquire new solutions, enhance our existing solutions to meet consumer requirements, sell solutions into new markets or sell our solutions to additional consumers in our existing markets, our revenue may not grow as expected or it may decline.

Our success depends, in part, on our ability to develop and expand our global network of independent dealers and distributors.

As of September 30, 2015, we have developed a global network of over 3,400 active direct dealers and 28 distributors to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of mainstream consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, our business could be harmed.

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

Our independent dealers and distributors may be unsuccessful in marketing, selling, installing and supporting our products and services. If we are unable to develop and maintain effective sales incentive programs for our dealers and distributors, we may not be able to incentivize them to sell our products to consumers. Our dealers and distributors may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales, and support of such competitive products. Our dealers and distributors may have incentives to promote our competitors’ products to the detriment of our own, or may cease selling our products altogether. Our agreements with our dealers and distributors may generally be terminated for any reason by either party with advance notice. We cannot assure that we will retain these dealers and distributors, or that we will be able to secure additional or replacement dealers and distributors. For example, in February 2015, we announced that we were transitioning from a single distributor to a direct to dealer sales model in Germany. While we believe that this will ultimately have a positive impact on sales and profitability in this region, it may also create disruption in the established channel and our sales may be impacted in connection with this or any similar change in our sales process in the future.

In addition, while we take certain steps to protect ourselves from liability for the actions of our dealers and distributors, such as including contractual provisions limiting our liability with both consumers and dealer/distributors, consumers may still seek to recover amounts from us for any damages caused by independent dealers in connection with system installations, or the failure of a system to perform properly due to an incorrect installation by a dealer, and, in the event of litigation with respect to these matters, we cannot guarantee that our contractual protections will be enforced. Furthermore, dealers and distributors may initiate claims against us related to any failure or perceived failure to operate our business in accordance with our contracts and the law. In addition, our independent dealers and distributors may use our name and our brand in ways we do not authorize, and any such improper use may harm our reputation or expose us to liability for their actions.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of music, video, lighting, temperature and security and we benefit from our relationships with partners which allow our system to provide integrated and extensible control of over 9,100 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including through the provision of application programming interfaces, proxies and drivers that enable data to be transferred readily between our solutions and third-party products and applications, demand for our solutions could decline and we could lose sales. We will also be required to make our solutions compatible with new or additional third-party products and applications that are introduced into the markets that we serve. In addition, in the past, companies that provide certain point solutions have temporarily eliminated or restricted, and may, in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

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

For the nine months ended September 30, 2015, two contract manufacturers, Sanmina and LiteOn, manufactured approximately 53% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social and legal uncertainties that may harm our relationships with them. If we fail to manage our relationships with our contract manufacturers, component vendors or shipping partners effectively, or if our contract manufacturers, component vendors or shipping partners experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’, component vendors’ or shipping partners’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers, component vendors, or shipping partners we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

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

In addition to failures due to product defects, because our solutions are installed by independent dealers, if they do not install or maintain our solutions correctly or if the underlying network, or if the underlying infrastructure in a home or business is not sufficiently robust, our solutions may not function properly. If the improper installation or maintenance of our solutions leads to service failures of a product or solution, we could experience harm to our branded reputation, claims by our consumers, dealers, distributors, strategic partners or developers or lost revenue during the period required to address the cause of the problem. This could harm our business, results of operations and financial condition.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the nine months ended September 30, 2015, we spent $24.3 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

•

Being exposed to unforeseen liabilities and contingencies that were not identified during diligence conducted prior to acquiring the company, including but not limited to the risk that the products or services of the acquired company violate third-party intellectual property rights; and

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

As of December 31, 2014, our net operating loss NOL carryforward amounts for U.S. federal income and state tax purposes were $85.6 million and $86.1 million, respectively. In addition to the NOL carryforwards, as of December 31, 2014, we had U.S. federal and state research and development credit carryforwards of $3.8 million and $2.8 million, respectively. While we are currently profitable in the U.S. for book purposes, we have had periods of substantial losses in the past and have generated substantial deductions associated with excess tax benefits; there is no assurance that we will continue to remain profitable in the U.S. or that we will be able to generate sufficient taxable income to utilize our NOLs before they expire.

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

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified executive, managerial, engineering, and sales and marketing personnel. Competition for talented personnel is intense, and we cannot be certain that we can retain our executive, managerial, engineering, and sales and marketing personnel or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel could harm our business, results of operations and financial condition.

Downturns in general economic and market conditions, including but not limited to downturns in the housing market and reductions in consumer spending, may reduce demand for our solutions, which could harm our revenue, results of operations, financial condition and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our solutions, which can be significantly reduced in economic environments characterized by market and interest rate volatility, decreased consumer confidence, high unemployment, declines in residential remodeling and housing starts, fluctuating exchange rates, and diminished growth expectations in the U.S. economy and abroad. During periods of weak or unstable economic and market conditions, providers of products and services that represent discretionary purchases are disproportionately affected. In addition, during these periods, the number of independent dealers and distributors may decline as the prospects for home building and home renovation projects diminish, which may have a corresponding impact on our growth prospects. Furthermore, during challenging economic times consumers may face issues in gaining timely access to sufficient credit, which could impair their ability to make timely payments. There is also an increased risk during these periods that an increased percentage of our dealers will file for bankruptcy protection, which may harm our reputation, revenue, profitability and results of operations. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular geography or industry. Any downturns in the general economic conditions of the geographies and industries in which we operate, or any other factors negatively impacting the housing market or consumer spending, could materially and adversely impact our revenue, results of operations, financial condition and cash flows.

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

Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. For example, beginning in 2014, Google Inc. acquired Nest Labs, a manufacturer of thermostats and smoke detectors; Nest Labs acquired Dropcam, a home-monitoring camera company; Apple Inc. introduced HomeKit, a framework for communicating with and controlling connected devices in a user’s home; and Samsung Electronics Co., Ltd. acquired home automation startup, SmartThings. These transactions and product introductions, as well as any additional consolidations, acquisitions, alliances or cooperative relationships in our industry, could lead to pricing pressure, reduce our market share or result in a competitor with greater financial, technical, marketing, service and other resources than ours, all of which could harm our business, results of operations and financial condition.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Sanmina and LiteOn, two of our contract manufacturers that manufactured 53% of our inventory purchases for the nine months ended September 30, 2015, have manufacturing facilities located in China. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our solutions from dealers and distributors in the region, which may harm our results of operations for a particular period. In addition, acts of terrorism and cyber terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

In addition, we have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information (“PII”), by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice (“ECJ”), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) that the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be an adequate method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. In light of the ECJ opinion in Case C-362/14, we anticipate engaging in additional efforts to legitimize certain data transfers from the European Economic Area. We may be unsuccessful in establishing legitimate means of transferring certain data from the European Economic Area, and we are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. We may find it necessary to establish systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state, federal or other regulatory action if they are found to be deceptive or misrepresentative of our practices.

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

We have a limited history of marketing, selling, installing and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 24% of our total revenue for the nine months ended September 30, 2015, and we expect that percentage to grow in the future. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

•

The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy, the transfer of personal information across borders, and data security and limitations on liability;

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

The legal, regulatory and contractual environment surrounding information security, privacy and fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information, including financial information, from and pertaining to our dealers, distributors, partners, consumers and employees. The protection of dealer, distributor, partner, consumer and employee data is important to the Company, and we devote significant resources to addressing security vulnerabilities in our products and information technology systems, however, the security measures put in place by the Company cannot guarantee security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or dealer negligence, error, malfeasance, or other vulnerabilities. Cyber security attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack, or fail to invest sufficient resources in security measures. We have and will continue to experience cyber-attacks, and we cannot be certain that advances in cyber-

capabilities or other developments will not permit compromise or breach the technology protecting the networks that access our products and services and repositories where we store this information.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price will likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish research or reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

As of September 30, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate,  40% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2015, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. The authorization by the Board of Directors will expire after one year, or when terminated earlier. Any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the company and its stockholders.  During the three months ended September 30, 2015, we repurchased 330,386 shares of outstanding common stock under the share repurchase program, as set forth in the table below:

			Total	Dollar Value
			Number of	of Shares
			Shares	that May
			Purchased as	Yet Be
	Total		Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Plan
Period	Purchased	Per Share[1]	Plan	(in thousands)
August 1 - 31, 2015	330,386	8.46	330,386	-
	330,386	8.46	330,386
15,057

1  These amounts include fees and commissions associated with the share repurchase

ITEM 4. Mine Safety Disclosures

None.

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	August 30, 2013

3.2	Amended and Restated Bylaws.	S-1	3.4	July 1, 2013

4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	July 18, 2013

21.1	List of Subsidiaries of the Registrant.	10-Q	21.1	July 31, 2015

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: October 30, 2015		CONTROL4 CORPORATION

	By:	/s/ Mark Novakovich
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)