Form 10-Q/A
period 2015-03-31
CONTROL4 CORP
filed 2015-12-03
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are amending this Form 10-Q for the quarter ended March 31, 2015 (the “Original Filing”) by modifying Exhibits 31.1 and 31.2 to include additional required language regarding our certification of our internal controls over financial reporting of the Company.  Because no financial statements are filed with this Amendment No. 1, paragraph 3 of the certifications has been omitted and the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have not been included.

Information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the changes noted above. Accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing. The filing of this Amendment to our Quarterly Report on Form 10-Q shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 3, 2015		CONTROL4 CORPORATION

	By:	/s/ Mark Novakovich
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)