Form 10-Q/A
period 2015-09-30
CONTROL4 CORP
filed 2015-12-03
CIK 1259515

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

EXPLANATORY NOTE

We are amending this Form 10-Q for the quarter ended September 30, 2015 (the “Original Filing”) by modifying Exhibits 31.1 and 31.2 to include additional required language regarding our certification of our internal controls over financial reporting of the Company. Because no financial statements are filed with this Amendment No. 1, paragraph 3 of the certifications has been omitted and the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have not been included.

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