Form 10-K
period 2015-12-31
CONTROL4 CORP
filed 2016-02-16
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001‑36017

Control4 Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42‑1583209 (I.R.S. Employer Identification No.)
11734 S. Election Road Salt Lake City, Utah (Address of principal executive offices)	84020 (Zip Code)

(801) 523‑3100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant as of June 30, 2015 was approximately $156.6 million (based on a closing sale price of $8.89 per share as reported for the NASDAQ Global Select Market on June 30,  2015). For purposes of this calculation, shares of common stock held by officers, directors and their affiliated holders and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 9, 2016, 23,443,890 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

Control4 Corporation

Form 10-K

For Fiscal Year Ended December 31, 2015

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

PART I.

ITEM 1.  Business

Overview

Control4 is a leading provider of personalized, smart home solutions that are designed to enhance the daily lives of our customers. Our entertainment, smart lighting, comfort and convenience, and safety and security solutions unlock the potential of connected devices throughout the house, making entertainment systems easier to use and more accessible, homes more comfortable and energy efficient, and families more secure. Our premium smart home solutions provide consumers with the ability to integrate audio, video, lighting, temperature, security, communications and other functionalities into a unified home-automation solution, customized to match their lifestyle. Our advanced software, delivered through our controller products, cloud services and user-interface product, powers this customized experience, enabling cohesive interoperability with thousands of connected Control4 and third-party devices in the home.

In addition to selling our products through our independent dealer channels, we also sell third-party connected devices through our online store available on our dealer website in order to increase our share of our customers’ overall spending on home automation products. This strategy allows our dealers to access top performing brands and tightly integrated solutions without establishing individual relationships with each of these third-party manufacturers, providing a convenience to our dealers to enable them to more efficiently service our joint end customers.

Our solution functions as the operating system of the home and enterprise, making connected devices work together to control, automate and personalize the homes and businesses of our consumers.

Consumer need for simplicity and a personalized experience, combined with advances in technology, are driving rapid growth in the connected home market. As a result of the significant growth in smart devices, mobile data networks, home broadband access and in-home wireless networking, consumers are more comfortable with constant connectivity and device interoperability. Accustomed to continuous network connectivity and control of their digital lives, consumers are now looking for affordable ways to extend and enhance this functionality in their homes and businesses, driving growth in the mainstream home automation market.

We were founded in 2003 to deliver a premium home automation solution by enabling consumers to unify their connected devices into a personalized system at an accessible and affordable entry point, while retaining the ability to expand a home automation solution to include additional devices, services and features all the way to a luxurious, fully-integrated whole-home experience. Sold through our worldwide network of over 3,500 active direct dealers, our solution sits at the center of the mainstream home automation market by providing connected, integrated and extensible control of over 9,300 third-party devices and services. These devices and services span a broad variety of product categories including music, video, lighting, temperature, security, communications and other devices. Our platform capabilities provide consumers with solutions that are easy to use, comprehensive, personalized, flexible and affordable.

Based on our analysis, we estimate that we have automated more than 226,000 homes representing cumulative sales of more than 489,000 of our controllers, the operating system of the connected home. We sell and deliver our solutions through an extensive worldwide dealer and distributor network and have solutions installed in 91 countries. In 2015, our top 100 dealers represented 22% of our total revenue and our top 10 dealers represented 6% of our total revenue.

In January 2016, we acquired Pakedge Device & Software, Inc. (“Pakedge”), a leader in advanced networking products, power distribution and management, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business. The addition of Pakedge solutions allows us to offer innovative, integrated networking capabilities, which ensures that our consumers have a foundational system of connectivity that enables the seamless integration of connected devices throughout the home.

We generated revenue of $128.5 million, $148.8 million and $163.2 million in 2013, 2014 and 2015, respectively. We had net income of $3.5 million and $8.2 million in 2013 and 2014, respectively, and a net loss of $1.7 million in 2015.

Our Industry

Within the last decade, the pace of innovation in the electronics industry has accelerated rapidly. Network-aware devices—such as televisions, smartphones, tablets, thermostats, audio systems, lighting, blinds, security systems and other appliances—that separately connect to a home network create the “connected controllable home.” Home automation technology integrates devices in the connected home, unlocking the collective potential of these devices working together to improve consumers’ lives. The home automation market is becoming a mainstream offering accessible by a broad base of consumers.

Whole home or business automation solutions unify the control of music, video, lighting, temperature, security, communications and other devices in the connected home or business to provide consumers with improved convenience, comfort, energy efficiency and security. The key functional elements of home or business automation include:

•

Control.  Controlling devices is the most basic capability of home automation solutions. From a single interface, consumers can operate a wide array of devices using wired or wireless connections. With the growth in smartphones and tablets, control functionality is increasingly extended to these mobile devices;

•

Automation.  After initial programming, automation enables devices to function without additional human intervention. Automation also enables various devices to work in concert to perform more complex tasks and to take actions based on external conditions;

•

Personalization.  Personalization enables home automation solutions to be tailored to the unique lifestyle requirements of individual consumers and their families. Personalization unlocks the full potential of home automation to enhance, enrich and simplify the lives of consumers; and

•

Connectivity.  An advanced networking system with the ability to provide reliable, scalable services for audio and video distribution and cloud-based management services for both the monitoring and repair of wireless and wired automation solutions, provides a foundational layer for home automation.

We expect the home automation market to experience three intertwined phases:

•	the Connected Home (the number of network-aware devices in the home increases, requiring a more robust networking solution);

•	the Automated Home (network-aware devices are connected and collectively orchestrated across devices based on personal preferences and actions, with and without human triggering); and

•	the Intelligent Home (homes and the network-aware devices in them become dynamically anticipative and reactive without human prompting or intervention).

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

The Control4 solution integrates more than 9,300 third-party devices and systems into a unified, easy-to-use solution for mainstream consumers. As a result, our solution provides the consumer with the following benefits:

•

Easy to Use.  Our solution is designed to be simple and intuitive. Through our unified software platform, consumers can easily interact with their entire automated home without learning multiple interfaces or numerous remote controls. We have designed our solution so that anyone, from a young child to a grandparent, can pick up a Control4 device (including a smartphone or tablet with Control4’s app), push a button and watch a movie without any prior instruction;

•

Broad Device Interoperability.  Our open and flexible platform provides consumers with access to a broad universe of third-party devices that become connected and interoperable through our solution. Our platform is currently interoperable with over 9,300 third-party devices, and we continually add additional devices in order to ensure that Control4 is able to integrate with the typical home’s connectable and controllable devices

•

Advanced Personalization.  Our adaptable solution enables our consumers to personalize the features and functionality of their Control4 system. Our modular design also enables the smooth integration of new third-party products to meet the evolving needs of our consumers as their lifestyles change;

•

Attractive Entry Point.  With our recently released Entertainment and Automation series of controllers, or the EA Series, we have reduced the price point for entry-level consumers wanting to start with a single room multi-media automation experience to approximately $500 (excluding installation costs). Projects can then scale in sophistication and scope from a single room to a fully-integrated whole-home experience;

•

Professional Installation and Support through Our Global Dealer Network.  As the number and types of connected devices continues to grow, the need for local professional consultation, installation and support is essential for a successful home automation experience. We have built a global network of over 3,500 active certified independent dealers who offer our full range of products. Our certified independent dealers receive in-depth training and on-going education and support, enabling them to help consumers develop and install their personalized home automation experiences. The acquisition of Pakedge significantly expands our base of professional installers. To further increase consumer satisfaction, we also maintain a small Customer Advocacy & Care Group that works directly with consumers to understand unresolved questions and concerns and coordinate with their dealer to reach a resolution; and

•

Remote Access.  We have developed service offerings that complement our product solutions in order to provide consumers even more access, control and enhanced functionality over their automated homes. We offer a subscription service called 4Sight that provides consumers with the ability to remotely access, monitor and adjust settings in their homes (such as lights, temperature settings, door locks, gates and cameras) as well as receive event-based email alerts when predefined events either occur or do not occur by a specific time.

Our Growth Strategy

Our primary goal is to be the leading provider of premium home automation solutions. We believe we differentiate ourselves through our operating system which orchestrates the thousands of devices consumers choose to install in their homes. The following are key elements of our growth strategy:

•

Enhance Our Software Platform and Products.  We believe that our success to-date has been largely driven by our software platform’s ability to deliver personalized solutions for the end consumer. In 2016, we released a completely redesigned family of controllers, the EA series, and we now offer a wider range of devices that address the demand for automation across the entire spectrum of home owners from a single room project to a fully-integrated whole home solution for a luxury estate, with enhanced functionality at each price point – particularly for music, as each controller now contains independent audio streaming functionality. In addition, our most recent release of our key software, Control4 OS 2.8.1, added new features that substantially enhance the consumer experience, particularly related to our comfort, entertainment and security solutions, as well as the ability to back-up Control4 projects in the Cloud. We will continue to invest in our software platform to develop and support new products, features and capabilities that deliver exceptional performance and value to our consumers;

•

Strengthen and Expand Our Global Dealer and Distributor Network.  We have developed a global network of over 3,500 active, independent, authorized direct dealers and 28 distributors to sell, install and support our solutions. We will continue to expand and optimize our dealer and distributor network to ensure that we have sufficient geographic coverage across both existing and new markets. We will also continue to devote significant resources to increase the productivity and competency of our dealers and distributors by providing them with ongoing training, tools and support. The acquisition of Pakedge significantly expands our base of professional installers and includes over 1,100 unique dealers of our networking line of products;

•

Increase Penetration of Our North America Core Market.  We intend to continue to focus on the residential market in North America, which represented approximately 76% of our revenue for the year ended December 31, 2015. We believe the residential market offers us an opportunity for significant long-term growth, and we will continue to devote sales and marketing resources to increase penetration of that core market, including by partnering with national and regional homebuilders to introduce entry- to mid-level Control4 systems as a standard feature in new home projects;

•

Expand Our Focus on Adjacent Markets.  We are also making investments to capitalize on opportunities outside the residential market and internationally. Internationally, our user interface is available in 26 languages and our products are distributed in 91 countries. In addition, we plan to continue to expand into adjacent markets as we begin to sell networking solutions to light commercial and distribution markets;

•

Enhance Our Services.  In addition to automating devices within the home, our solution also enables a wide variety of service and application opportunities. We plan to continue to enhance our 4Sight subscription services which provide consumers with remote home monitoring and control capabilities from any Internet-connected mobile device or computer;

•

Pursue Technology Licensing Opportunities.  We plan to continue to make our technology available to third parties through licensing agreements. We make our device auto-discovery technology, Simple Device Discovery Protocol (“SDDP”), available on a royalty-free basis to third parties to streamline and automate the setup, identification and configuration of their devices into our system. As of December 31, 2015, 157 third parties had agreed to license SDDP from us, representing 1,285 devices, and 44 of them had begun shipping SDDP-enabled devices. We also plan to expand our licensing activities to leverage third-party distribution channels, grow our partner relationships, simplify the home automation experience for dealers and consumers, and increase interoperability; and

•

Pursue Strategic Acquisitions.  We believe that our software platform has a strategic position as the operating system of the connected home. As a result, we believe we are ideally positioned to identify, acquire and integrate strategic acquisitions that are complementary to our current offerings, strengthen and expand our technology foundation, enhance our market positioning, distribution channels and sales, and are consistent with our overall growth strategy. For example, in January 2016, we acquired Pakedge, and in January 2015, we acquired Nexus Technologies Pty, Ltd. (“Nexus”), a leading distributed audio/video provider, including its full line of Leaf branded products (“Leaf”).

Our Products and Services

The primary benefits we provide consumers and dealers lie in the value and competitive differentiation of our software platform in our integrated solution. We deliver value and differentiation to consumers and generate revenues by embedding our software into a range of physical products.

Software Platform

At the center of the Control4 product line is the Control4 Home Operating System, which we refer to as the C4 OS, and the associated application software and software development kits, or SDKs. The high-level software components include:

•

Director.  Director is a real-time, extensible home operating system that is responsible for monitoring and receiving events from numerous devices and services, processing those events according to consumer personalized settings, and then dispatching commands to the appropriate devices to perform predefined actions. Director runs on our controllers;

•

Navigator.  Navigator displays intuitive and rich graphical user interfaces on televisions, in-wall and table-top touch panels, smartphones and tablets, as well as list-based devices such as remote controls with LCD text-displays;

•

Composer Express.  Composer Express is a mobile configuration tool that simplifies the set-up process for Control4 home automation installation projects. The tool allows authorized Control4 dealers and installers to more quickly and easily configure one-room home theaters, and enables the installer to set-up hundreds of devices in complex whole-home installations by simply walking around the home using a WiFi-enabled tablet or smartphone to auto-integrate the devices within the Control4 Home Operating System. Composer Express uses Control4’s Simple Device Discovery Protocol (SDDP) to automatically discover all SDDP-enabled devices, allowing the installer to integrate these devices with a single touch. Authorized independent Control4 dealers and installers may also use Composer Express to quickly add new customer accounts, register controllers, update the Control4 OS and assign 4Sight licenses using an Apple iOS or Android tablet or smartphone;

•

Composer Professional Edition.  Composer Professional Edition is a software application that enables trained and certified independent Control4 dealers and installers to design, configure and personalize a Control4 home automation system for consumers;

•

Composer Home Edition and Composer Media Edition.  Composer Home Edition and Media Edition enable consumers to view and configure their dealer installed and Control4 managed devices. These drag-and-drop programs provide the ability to manage digital media and create and modify simple programs and policies (such as changing lighting scenes, modifying custom buttons and controlling behaviors among devices based on schedules or times of the day); and

•

Control4 SDKs.  DriverWorks SDK is a software development kit that enables dealers, programmers and device manufacturers to independently develop and test custom two-way interface drivers to support the integration of a new device or device model into our system, or to customize and enhance an existing driver. DriverWorks SDK has enabled 9,300 different products and services to be incorporated into the Control4 ecosystem.

Products with Embedded Software and Services

Our products leverage our software platform to provide consumers with a comprehensive and easy-to-use connected home experience. We designed our software platform to be extensible, which has allowed us to improve and augment the functionality of hardware products (both those designed by us and by others) over time. We also design and manufacture our products via contract manufacturers as well as certify partner products for sale through our dealers. Our products and services include:

•

Controllers.  Our controllers run our Director software to monitor, process and automate events, statuses and actions for numerous devices and services, creating a comprehensive connected home experience. Currently we offer three Entertainment and Automation Series controllers: (1) the EA-1 is designed for a single-room audio/video entertainment automation, such as a family-room, home-theater, a study, or bedroom; (2) the EA-3 is designed to integrate and control automation in small-to-mid-sized homes; and (3) the EA-5 is designed to integrate and control automation in large homes and estates.

•

Interface Devices.  We offer touch panels, handheld remote controls and keypads as interface devices. We also develop and deliver software applications for Apple iOS and Android smartphones and tablets that enable these personal devices to become control interfaces to Control4 connected homes, both on-premises and remotely.

•

Networking Devices.  With the Pakedge acquisition, we offer advanced networking products and cloud network-managed services with a range of routers, switches, wireless access points, power control, and cloud-based management solutions for the connected home and business.

•

Audio Solutions. Our new EA series controllers offer high-resolution audio with bit depth up to 24bit and sample rates up to 192kHz. In addition, we offer audio distribution and amplification products that scale from single room systems to whole home distributed audio systems. We offer 4-zone and 8-zone power amplifiers, 4x4 and 8x8 matrix amplifiers, a 16x16 audio matrix switch, and a single-zone wireless amplifier for retrofit installations. These products make up the backbone of a distributed audio solution. Consumers are able to listen to their personal music library as well as streaming music services via our music streamer, which is built into the EA-1, EA-3 and EA-5 controllers. Consumers can enjoy music available on their smartphone, tablet or computer—their personal music collection as well as through many streaming services to which they subscribe such as Pandora, Rhapsody, Deezer, TIDAL, or TuneIn—by wirelessly streaming their selection to their home audio system using AirPlay, DLNA or Bluetooth technologies.

•

Video Solutions.  We offer a broad line of video matrix switches ranging from 4x4 to 20x20, which includes HDMI as well as HDBaseT switches that are capable of distributing HD video images up to 100 meters over cat5/6e cable. Within this product offering is a line of video matrix switches that support 4K video distribution. This product line also includes a variety of additional extender kits, mounting kits, and various packages for maximum flexibility in offering systems that allow customers to watch what they want, when and where they want to watch it.

•

Lighting Products.  We offer a suite of lighting products that provide personalized control and energy management. Our suite of wireless light switches, dimmers and keypads can revitalize an existing home or be installed as part of a new home construction. We offer innovative in-wall wireless switches and dimmers for 120V, 240V and 277V electrical loads, which meet the requirements of North America, Europe, Asia and many other international markets. We also offer centralized lighting systems, where all of the lighting control can be managed on a remote panel. In addition to providing lighting control, our keypads can be programmed to operate other systems in the home, such as allowing consumers to access their favorite music playlist or turn on a programmed lighting scene with the touch of a button. The newest addition to this product line is square form factor lighting products specifically developed for international markets where square or round junction boxes are used in construction (primarily the UK, Europe and Asia markets).

•

Thermostats.  Our wireless multi-stage thermostat, jointly developed with climate control specialist Aprilaire, is completely programmable, allowing the homeowner to create schedules that fit their lifestyle, comfort and economical needs. Using our 4Sight subscription service, the thermostat is remotely accessible and controllable. Through the Control4 operating system, we also integrate with third-party comfort products (such as automated blinds and pool controls) that provide additional energy savings, convenience and efficiency.

•

Security Products.  We offer door station products that allow our customers to see who is at the door from their network-enabled smartphone, tablet or Control4 interface. In addition, we distribute certified third-party products, including IP cameras, NVRs, deadbolts, motion sensors, garage access systems and water leak detection systems, from our security partners such as Baldwin, Lilin, Nyce, Kwikset and Yale.  We also integrate with over 2,200 network video recorders and surveillance cameras sold by five of the top security monitoring manufacturers.

•	Communication Products. We offer full motion video and high quality audio intercom capability through our in-wall and tabletop touchscreens, as well as our exterior weather-resistant door stations.

•

Subscription Services.  4Sight is a subscription service that enables continuous home monitoring and control from virtually anywhere, remote home programming and support, and instant email alerts based on home events so that homeowners are always in-the-know. For example, 4Sight allows consumers to remotely unlock the front door to let in a repairman, to turn on the air conditioning on the way home, to receive an email reminder to close the garage door, and to monitor their home security cameras from a smartphone.

Sales of our controllers represented 31% of our total revenue in 2015. Our installed solutions also include functionalities such as music, video, lighting, temperature, security, communications as well as other functionalities used in a whole home automation solution that enhances consumers’ daily lives. More than 77% of our consumers have integrated two or more of these functionalities with our solution.

Our Distribution Network

In 2005, we started selling our solutions through a network of around 450 independent dealers. Since that time, our distribution network for our full product line has grown to over 3,500 active direct dealers and 28 distributors in 91 countries. Dealers range in size from small family businesses to large enterprises.

The acquisition of Pakedge in January 2016 significantly expands our base of professional installers and includes over 1,100 unique dealers of our networking solutions, resulting in a combined dealer base of over 4,700 dealers. We will encourage all appropriately qualified dealers to explore both home control and networking product lines, and we will be actively cross-training and cross-certifying dealers in accordance with our existing standards of technical proficiency and business practice.

Our dealers are independent home automation specialists that have significant experience in designing, installing and servicing both low- and high-voltage systems including music, video, security, communications and temperature control. Every authorized dealer of Control4’s full line of products has gone through extensive training and has passed the necessary certification tests—either in one of our training facilities located in the United States, the United Kingdom, China, or India (with additional training centers planned for 2016 in Germany and Australia) or in a training facility of one of our 28 distributors. In order to become certified to sell and install our solutions, every installer for each dealer must complete course work and pass pre-training examinations, as well as pass rigorous testing at the conclusion of the multi-day formal training.

We sell directly through dealers in the United States, Canada, the United Kingdom and 47 other countries. We partner with 28 distributors to serve 41 additional countries where currently we do not have dealer training and support facilities. Our distributors recruit, train and manage dealers within their region and also help dealers find country specific solutions for unique needs based on the special home automation market characteristics within each country. In recent years, we have moved more toward a dealer-direct model in specific international regions as we have added and continue to add sales and support staff, namely in the United Kingdom, China, India and Germany.

During the years ended December 31, 2013, 2014 and 2015, respectively, none of our dealers or distributors accounted for more than 5% of our revenue. None of our dealers or distributors have minimum or long-term purchase obligations. Dealer orders are typically placed on a project-by-project basis. As such, our dealers do not typically carry significant levels of inventory. The resulting just-in-time model helps reduce dealer inventory investment. Our dealers around the world are each responsible for local marketing, selling, installing and servicing our solution for the consumer.

Our Partners

The home automation market is made up of a collection of thousands of electronically controllable products made by hundreds of key manufacturers. We believe that our success has come, in part, due to our ability to establish relationships with many of these manufacturers. As of December 31, 2015, 329 separate manufacturers had formally submitted 1,230 devices to us for Control4 certification so that our worldwide dealer and distributor network can be assured that these third-party devices work optimally with our platform.

In addition to standard interoperability with the Control4 system, more and more manufacturers are realizing the value our technology can bring when it is embedded inside their products. For example, our device auto-discovery technology, Simple Device Discovery Protocol, or SDDP, enables seamless installation of devices by embedding code at the manufacturer, making it easier for dealers and consumers to add new products to existing systems. As of December 31, 2015, 157 third parties had agreed to license SDDP from us, representing 1,285 devices, and 44 of them had begun shipping SDDP-enabled devices.

Third-party manufacturers are currently selling over 1,800 different products representing 39 brands (including brands such as Sony, Baldwin, Kwikset, Yale and TruAudio) through our online store. Our online store provides manufacturers valuable reach into our trained dealer network, and it helps our dealers gain easy access to products that they know are certified by Control4. We also partner with other companies for purposes of strategic initiatives.

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

•

Navigator Software.  Navigator is the C4 OS user interface application. Navigator connects to Director through the Director API and based on what is in the system, automatically provides a customized user interface for control of the system. All Control4 controllers and touch panels run Navigator. When running on a controller, Navigator produces an “On-Screen” interface for use on TVs and projection systems with a remote control. Navigator can also produce an interface that is touch-based. Navigator is also available for Macs, PCs, Apple iOS and Android devices.

•

Media Manager.  Media Manager discovers, scrubs and indexes media audio and video content across various sources—from local content spread across Macs, PCs, NAS drives, tablets, smartphones, cable boxes and satellite receivers to streaming content scattered across online services such as Rhapsody, Pandora, Deezer, TIDAL, TuneIn, Netflix, Vudu, Hulu and Amazon Prime. Using the C4 OS, a consumer can search for music by a particular artist and get a unified result of all content from that artist across all devices and services.

•

Update Manager.  Update Manager is a tool allowing our dealers to manage complex device and system updates in a synchronized way. The Update Manager will automatically check for updates on devices connected to the Control4 system, and when prompted update all of the disparate devices in the correct order.

•

Audio Server.  Audio Server is the C4 OS component that manages music playback in a Control4 system. Audio Server implements Control4’s patented audio synchronization system that enables synchronized music playback across traditional analog, wired digital and wireless digital audio devices.

•

ZigBee Server.  ZigBee Server creates an Internet Protocol-to-ZigBee bridge and maintains a robust wireless communications system through ZigBee’s open wireless mesh networking standard. Our controllers use this bridge to communicate with low-bandwidth, low-cost and low-power applications such as thermostats, light switches and remote controls.

•

IO Server.  IO Server functions as an Internet Protocol bridge to various incompatible communication protocols such as IR, RS-232, RS-485 and contact closures. Our controllers implement these physical layers in order to handle the devices that do not implement Internet Protocol, allowing the connected home to communicate with more devices.

•

Pakedge Connect+.  Connect+ incorporates proprietary artificial intelligence-based algorithms to detect, diagnose, self-repair and resolve network problems. Its virtualization technologies enable network devices, within a single network, or across multiple networks, to be uniquely grouped and managed. Its cloud-based management technology, BakPak, enables remote management and maintenance of the system network and power.

Simple Device Discovery Protocol (SDDP)

We have patented an automatic device discovery technology called Simple Device Discovery Protocol, or SDDP, that enables seamless installation of devices in our system. When a new SDDP-enabled device is installed in a home, the device sends out a signal that is immediately discovered by the system, thereby allowing the new device to easily be added.

4Sight Subscription Service

We offer a subscription service called 4Sight that enables secure remote access to the connected home without exposing the installer or consumer to the complexities of communicating around firewalls and private Internet Protocol addresses. This service facilitates connections between remote client devices and our systems through a cloud-based service. Using 4Sight, consumers can remotely monitor and control their Control4 systems as if they were at home.

Our Research and Development

Our flexible research and development model relies upon a combination of in-house staff and offshore design and manufacturing partners to improve and enhance our existing products and services, as well as develop new products, features and functionality in a cost-effective manner. We believe that our software platform is critical to expanding our leadership position within the mainstream home automation market. As a result, we devote the majority of our research and development resources to software development. We work closely with our dealers and their consumers to understand their current and future needs and have designed a product development process that captures and integrates feedback from our consumers.

As of December 31, 2015, we had 178 employees in our research and development organization, most of whom were located at our headquarters in Salt Lake City, Utah. Our research and development expenses were $25.0 million in 2013, $27.4 million in 2014, and $32.4 million in 2015. We intend to continue to invest in research and development to expand our solutions and capabilities in the future. For example, with our acquisition of Pakedge, we will be adding employees to our research and development team in 2016.

Our Manufacturing

We outsource the manufacturing of our hardware products to contract manufacturers. The majority of our hardware products are manufactured by Sanmina and LiteOn at their respective facilities located in southern China, with additional manufacturing performed by several other contract manufacturers located throughout Asia. Our agreement with Sanmina expires in June 2017, after which it automatically renews for successive one-year terms unless either party give written notice of its intent to terminate the agreement at least 90 days’ notice prior to the end of the then current term, or at any other time with at least 120 days written notice. Our agreement with LiteOn automatically renewed for a one-year term in December 2015 and will continue to renew for successive one-year periods unless either party gives written notice of its intent to terminate the agreement at least 180 days’ prior to the end of the then current term. Our manufacturing partners assemble our products using our design specifications, quality assurance programs and standards, and procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions. We maintain fulfillment centers in Salt Lake City, Utah and York, England, with an additional fulfillment center planned in 2016 in Melbourne, Australia. Our manufacturing partners currently ship all hardware products to our fulfillment centers and then we ship them directly to our dealers and distributors around the world.

We have multiple sources for most of our components. However, we do depend on single source manufacturers for certain critical components, including processors, memory modules and touch panels. We can choose to change processor and memory modules for any of our products, but because of high implementation costs, we generally choose to make these changes only upon development of new products. We also rely on certain custom connectors, cables and mechanical enclosures for our hardware products that are single sourced because of the high tooling costs of sourcing the components from multiple suppliers. In each of these cases, we own the drawings and design of these custom components.

Our Marketing

Our marketing team supports our sales channel with dealer-directed advertising and promotions, lead-generation, social media engagements and training events, as well as the design and production of consumer-facing, customizable collateral, point-of-sale video and showroom signs and advertising. Our website is the anchor of our online and social media strategy, from which we direct leads to our independent dealers. Control4’s bi-annual magazine, Home Smart Home, features lifestyle stories of Control4 installations from around the world and is available for download on our website and drives substantial leads capture for us.

In 2013 and early 2014, we invested in an automated marketing platform to deliver leads to our independent dealers at a local level. As interested consumers go online to research home automation solutions, we help direct them to dealers in their markets. In 2015, we tested our first online advertising efforts to increase the lead flow and saw an increase in web traffic and leads captured. To better qualify these leads and direct them to interested dealers, we hired a small team of telemarketers. In addition to speaking directly to prospects, these inside representatives work closely with dealers, to assist them in direct customer outreach.

We are active participants at global industry conferences and maintain a significant presence at CEDIA trade shows. Beyond CEDIA in the United States, we exhibit at ISE, the annual industry trade show held in Amsterdam, as well as participate in CEDIA-specific events and tradeshows throughout China to assist in the recruitment and training of new dealers in that region. We are frequently featured in the trade press and maintain strong relationships with the industry’s key analysts and associations. We believe that partnering with device manufacturers, leveraging co-marketing partnerships, expanding our sales channels and increasing our brand recognition among consumers are key components of our growth strategy.

Our Competition

The market for home automation systems is fragmented, highly competitive and continually evolving. Our current competitors fall into several categories:

•	providers that focus primarily on the luxury segment of the home automation market, including Savant, Crestron and Elan;

•	providers of point products that address a narrow set of networking, control and automation capabilities, including Lutron, Sonos, Nest, Universal Remote Control, Logitech, Luxul, Ruckus and Roku;

•	providers of managed home automation and security services, including ADT, Comcast and Vivint (which in turn may utilize third-party software from companies including Alarm.com and iControl); and

•	providers of device control platforms such as Apple HomeKit, Wink and SmartThings.

In the past, companies that provide popular point solutions have eliminated or restricted, and may again eliminate or restrict, our ability to control and be compatible with their products.

In addition, large technology companies such as Amazon, Apple, Google, and Samsung offer control capabilities among their own products, applications and services, and have ongoing development efforts to address the broader home automation market. Given the growth dynamics of this market, there are many new and existing companies targeting portions of the mainstream home automation market. To the extent that consumers adopt products, applications and services from a single large technology company, or if any of these companies broaden their home automation capabilities, we will face increased competition.

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

As of December 31, 2015, we owned 50 issued United States patents (20 of which are design patents) that are scheduled to expire between 2025 and 2033, with respect to utility patents, and between 2020 and 2022, with respect to design patents. We continue to file patent applications in multiple jurisdictions and as of December 31, 2015, we had 13 patent applications published and 5 patent applications pending in the United States. We also had 6 issued patents and 8 pending patent applications under foreign jurisdictions and treaties such as Canada, Australia, New Zealand, the United Kingdom and the European Patent Convention.

We also rely on several registered and unregistered trademarks to protect our brand.  As of December 31, 2015, we had the following registered trademarks: (a) Control4, Control4 My Home, the Control4 Design, the 4 Design, 4Store, and 4Sight in the United States, (b) Control4 in Brazil, China, the European Union and Mexico, (c) the Control4 Design in China, and (d) the 4 Design in China, the European Union and Mexico.  As of December 31, 2015, we also had a trademark application pending in the United States for MOCKUPANCY, and 12 trademark applications, for various marks, pending in Brazil, Canada, China, and India.

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

Employees

As of December 31, 2015, we had 449 employees, including 379 employees in the United States and 70 employees internationally.  With our acquisition of Pakedge in January 2016, we have added 70 employees, all of which are located in the United States. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Control4, Control4 MyHome, the Control4 logo, the Control4 design, 4Store, 4Sight and MOCKUPANCY are registered trademarks or trademarks of Control4 Corporation in the United States and, in certain cases, in other countries. This Form 10-K contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of these companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

ITEM 1A.  Risk Factors

A description of certain risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. Factors that could cause our business, financial condition or operating results to differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings include, but are not limited to, the following risks and uncertainties which could cause our business, financial condition or operating results to be harmed substantially and the market price of our stock to decline, perhaps significantly.

Risks Related to Our Business and Industry

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability.

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of December 31, 2015, we had an accumulated deficit of $95.6 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset any increased expenses, we will not be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

The market for home automation is fragmented, highly competitive and continually evolving. A number of technology companies, including industry leaders such as Apple, Google, Amazon and Samsung, offer device control capabilities among some of their own products, applications and services and are engaged in ongoing development efforts to address the broader home automation market. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer superior products and services. Additionally, these and other companies may further expand into our industry by developing their own solutions or by acquiring other providers. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control and automation capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service offers residential security, energy and automation services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

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

Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in the home, such as a thermostat or alarm system that can be controlled by an application on a smartphone. We expect more and more consumer electronic and consumer appliance products to be network-aware and connected—each very likely to have its own smart device (phone or tablet) application. Consumers may be attracted to the relatively low costs of these point products and the ability to expand their home control solution over time with minimal upfront costs, despite the disadvantages of this approach. While we have built our solution to be flexible and support third-party point products, the adoption of these products may reduce the revenue we receive for each installation. It is therefore important that we provide attractive top quality products in many areas, such as lighting, audio, video, thermostats and security, and establish broad market awareness and acceptance of these solutions as well as the advantages of integrating them in a unified solution. If a significant number of consumers in our target market choose to rely solely on the functionality included in point products rather than acquiring our unified automation solution, then our business, financial condition and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.

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

We sell our solutions through independent dealers and distributors. These dealers and distributors work with consumers to design, install, update and maintain their home automation installations. While we are able to track orders from dealers and distributors and have access to certain information about the configurations of the Control4 systems they install which we receive through our controllers, we also rely on these dealers and distributors to provide us with information about consumer behavior, product and system feedback, consumer demographics, buying patterns and information on our competitors. We use this channel sell-through data, along with other metrics, to assess consumer demand for our solutions, develop new products, adjust pricing and make other strategic business decisions. Channel sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be complete or accurate. In addition, to the extent we collect information directly from consumers, for example through surveys that we conduct, the consumers who chose to supply this sell-through data self-select and vary by geographic region and from period to period, which may impact the usefulness of the results. If we do not receive consumer information on a timely or accurate basis, or if we do not properly interpret this information, our ability to quickly react to market changes and effectively manage our business may be harmed.

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

•	The ability of our contract manufacturers to continue to manufacture high-quality products, and to supply sufficient products to meet our demands;

•	The timing and success of acquisitions, new product introductions or upgrades by us or by our competitors;

•	The strength of regional, national and global economies;

•	The strengthening of the U.S. dollar relative to other currencies and the impact this has on dealer and distributor margins and their ability to competitively sell our products to consumers;

•	The impact of harsh seasonal weather, natural disasters or manmade problems such as cyberattacks and terrorism;

•	Changes in our business and pricing policies, or those of our competitors;

•	Competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	The impact of seasonality on our business;

•	A systemic impairment or failure of one or more of our products that erodes dealer and/or end user confidence;

•	Political or regulatory changes in the markets in which we operate;

•	The cost of component parts used in our products;

•	Aggressive business tactics by our competitors, including: selling at a discount, offering products on a bundled basis at no charge, extensive marketing efforts, and providing financing incentives;

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

As of December 31, 2015, we have developed a global network of over 3,500 active direct dealers and 28 distributors to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of mainstream consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain the relationships with our existing dealers, including dealers added in our acquisition of Pakedge, our business could be harmed.

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

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the year ended December 31, 2015, two contract manufacturers, Sanmina and LiteOn, manufactured approximately 52% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social and legal uncertainties that may harm our relationships with them. If we fail to manage our relationships with our contract manufacturers, component vendors or shipping partners effectively, or if our contract manufacturers, component vendors or shipping partners experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’, component vendors’ or shipping partners’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers, component vendors, or shipping partners we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

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

The market for home automation and control solutions is developing, and it is uncertain whether, how rapidly or how consistently this market will develop, and even if it does develop, whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with traditional solutions, concerns for additional costs and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market, and while our solutions target the high end of the market, we also have solutions that target middle- and entry-level home owners, including our new EA-1 controller that is designed to control smaller, single room projects. Our ability to expand the sales of our solutions to a broader consumer base, including adoption of our new EA-1 controller by entry-level consumers, depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the ability to develop relationships with independent dealers and distributors, the effectiveness of our marketing programs, the costs of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to mainstream consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the year ended December 31, 2015, we spent $32.4 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

Our strategy includes pursuing acquisitions and our potential inability to successfully integrate newly-acquired technologies, assets or businesses may harm our financial results.

We believe part of our growth will be driven by acquisitions of other companies or their technologies, assets and businesses. For example, we acquired Nexus in January 2015 and Pakedge in 2016. These acquisitions and any future acquisitions we complete will give rise to risks, including:

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

Acquisitions could include significant goodwill and intangible assets.  The amortization of such intangible assets would reduce our profitability and there may be future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

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

We may pursue business opportunities that diverge from our current business model, including expanding our solutions and investing in new and unproven technologies, including through acquisitions such as our recent acquisition of Pakedge and its networking technologies. We can offer no assurance that any such new business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could reduce operating margins and require more working capital, materially and adversely affect our business, financial condition, results of operations and cash flows.

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

As of December 31, 2015, our net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $78.1 million and $75.9 million, respectively. In addition to the NOL carryforwards, as of December 31, 2015, we had U.S. federal and state research and development credit carryforwards of $6.7 million and $3.0 million, respectively. While we have generated profits at times in the past, there is no assurance that we will be able to generate sufficient taxable income to utilize our NOLs before they expire.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Sanmina and LiteOn, two of our contract manufacturers that manufactured 52% of our inventory purchases for the year ended December 31, 2015, have manufacturing facilities located in China. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in that region may delay or forego purchases of our solutions from dealers and distributors in the region, which may harm our results of operations for a particular period. In addition, acts of terrorism and cyber terrorism could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

In addition, we have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information (“PII”), by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice (“ECJ”), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) that the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be an adequate method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. We anticipate that the tentative agreement with respect to a new EU – U.S. Privacy Shield announced on February 2, 2016 may provide a workable framework for the transfer of PII, but until this new privacy framework is finalized and additional details and guidance are released, uncertainty remains. In the meantime, we continue to explore options to legitimize certain data transfers from the European Economic Area, including without limitation adopting model contractual clauses with certain suppliers, and looking for suppliers that house data in the EU. We may be unsuccessful in establishing legitimate means of transferring certain data from the European Economic Area, and we are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. We may find it necessary to establish additional systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state, federal or other regulatory action if they are found to be deceptive or misrepresentative of our practices.

Governmental regulations affecting the import or export of products could harm our revenues.

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

New regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

Pursuant to the Dodd-Frank Act, we are required to adhere to certain reporting and other requirements regarding the use of certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in our products. Some of these metals are commonly used in electronic equipment and devices, including our products. These requirements require that we investigate, disclose and report whether or not any such metals in our products originated from the Democratic Republic of Congo or adjoining countries. We do not directly source any of our own raw conflict minerals, rather we have an extremely complex supply chain, with numerous suppliers, many of whom may not be obligated to investigate their own supply chains, for the components and parts used in each of our products. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products and other potential changes to products or sources of supply as a consequence of such verification activities. Because these regulations are new, we and the companies comprising our supply chain, both have a limited history of investigating, disclosing and reporting use of these minerals, and there is a limited history of regulatory guidance regarding compliance with these requirements. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all relevant metals used in our products through the due diligence procedures that we implement, which may harm our business reputation. We may incur reputational damage if we determine that any of our products contain minerals or derivative metals that are not conflict free or if we are unable to sufficiently verify the source for all conflict minerals used in our products through the procedures we may implement. Furthermore, key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely affect our business, financial condition or operating results.

Health care reform could increase the costs of the Company’s cost of labor

In March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was signed into U.S. law. The ACA is comprehensive U.S. health care legislation that includes provisions, which subject us to potential penalties unless we offer certain employees minimum essential health care coverage that is affordable and provides minimum value, and recent changes, especially the employer mandate and employer penalties that became effective January 1, 2015, may increase our labor costs significantly in future years. In order to comply with the employer mandate provision of the ACA, we offer health care coverage to all applicable employees eligible for coverage under the ACA. Designating employees as eligible is complex, and is subject to challenge by employees and the Internal Revenue Service. While we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may harm our business. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to the ACA or changed interpretations of our obligations under the ACA.

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

Failure to maintain the security of our information and technology networks, including information relating to our dealers, distributors, partners, consumers and employees, could adversely affect us. Furthermore, if security breaches in connection with the delivery of our products and services allow unauthorized third parties to obtain control of or otherwise access consumers’ networks or appliances, our reputation, business, results of operations and financial condition could be harmed.

The legal, regulatory and contractual environment surrounding information security, privacy and fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-

criminals around the world. We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information, including financial information, from and pertaining to our dealers, distributors, partners, consumers and employees. The protection of dealer, distributor, partner, consumer and employee data is important to the Company, and we devote significant resources to addressing security vulnerabilities in our products and information technology systems, however, the security measures put in place by the Company cannot guarantee security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or dealer negligence, error, malfeasance, or other vulnerabilities. Cyber security attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack, or fail to invest sufficient resources in security measures. We have and will continue to experience cyber-attacks, and we cannot be certain that advances in cyber-capabilities or other developments will not permit compromise or breach the technology protecting the networks that access our products and services and repositories where we store this information.

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

Additionally, we design and sell solutions that allow our customers to wirelessly access sensitive data on their own networking systems and to remotely manage and operate networks and applications that contain, transmit and store a variety of information.  We use data encryption and other security measures to protect our systems and data, and we include various security mechanisms in our products and services, but these security measures cannot provide absolute protection against breaches and attacks.

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

We have a limited history of marketing, selling, installing and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 24% of our total revenue for the year ended December 31, 2015, and we expect that percentage to grow in the future. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Our limited experience in operating our business outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to risks that, generally, we do not face in the United States, including:

•	Fluctuations in currency exchange rates;

•	Unexpected changes in foreign regulatory requirements;

•	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	Difficulties in managing and staffing international operations, including differences in labor laws, which may result in higher compliance risk, personnel-related liabilities and expenses;

•	Potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	Localization of our solutions and other materials, including translation into foreign languages and associated expenses;

•	Localization of our applicable agreements under applicable foreign law;

•

The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy the transfer of personal information across borders and data security and limitations on liability;

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

We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, confidentiality, non-compete and nondisclosure agreements, and by registering numerous patents, trademarks, copyrights, domain names in various justifications as well as using other measures, some of which afford only limited protection. We also rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology, or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to obtain and enforce in some countries, which could make it easier for competitors to capture market share. Our failure or inability to adequately protect our intellectual property and proprietary rights could harm our business, financial condition and results of operations.

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

We are defendants in legal proceedings from time to time (a summary of current litigation and claims is set forth below in Part I Item 3, Legal Proceedings), and in the past, we have entered into settlement agreements relating to contractual claims and alleged patent infringements, which have included future royalty payments on certain products, the payment of a lump sum amount for alleged past damages, and/or the payment of a fixed amount in exchange for a covenant not to sue.

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

We have agreed, and expect to continue to agree, to indemnify our independent dealers, distributors and partners for certain intellectual property infringement claims regarding our products. As a result, in the case of infringement claims against these dealers, distributors and partners, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. We expect that some of our dealers, distributors and partners may seek indemnification from us in connection with infringement claims brought against them. We evaluate each such request on a case-by-case basis and we may not succeed in refuting any such claim we believe to be unjustified. If a dealer, distributor or partner elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.

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

Our recently acquired networking solutions business may be harmed if users perceive our solution as the cause of a slow or unreliable network connection, or a high profile network failure, even though certain technical problems experienced by users may not be caused by our products.

Our networking solutions have been deployed in many different locations and user environments and are capable of providing connectivity to many different types of Wi-Fi-enabled devices operating a variety of applications. The ability of our products to operate effectively can be negatively impacted by many different elements unrelated to our products. For example, a user’s experience may suffer from an incorrect setting in a Wi-Fi device. Although certain technical problems experienced by users may not be caused by our products, users often may perceive the underlying cause to be a result of poor performance of the wireless network. This perception, even if incorrect, could harm our business and reputation. Similarly, a high profile network failure may be caused by improper operation of the network or failure of a network component that we did not supply, but users and other service providers may perceive that our products were implicated, which, even if incorrect, could harm our business, operating results and financial condition.

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

As of December 31, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 50% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

In connection with our sales efforts in the United States and abroad, we lease office space typically on a short-term renewable basis domestically in San Jose, California; Charlotte, North Carolina and Chicago, Illinois, and internationally in York, United Kingdom; Shanghai, China; Bangalore, India; Melbourne, Australia; and Frankfurt, Germany. Furthermore, in connection with the acquisition of Pakedge in January 2016, we have added office space in Huntington Beach and Hayward, California, under short-term, renewable leases.

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

On April 15, 2015, Intuitive Building Controls, Inc. (“IBC”), a corporation organized under the laws of Texas, filed a Complaint against us in the Eastern District of Texas, and we filed our Answer on June 10, 2015. During April 2015, IBC filed similar complaints against several other companies. IBC’s Complaint asserts that our lighting control systems, specifically including our controllers and in-wall touch screens, infringe three United States patents that IBC owns by assignment: U.S. Patent Nos. 6,118,230 (the “’230 patent”), 6,160,359 (the “’359 patent”) and 5,945,993 (the “’993 patent”). The Complaint seeks injunctive relief and monetary damages. On February 12, 2016, the court granted the parties’ joint motion to stay all action in this case pending the U.S. Patent and Trademark Office’s final written decision in its Inter Partes Review proceedings assessing the validity of certain claims of the ‘359 and ‘993 patents. Based on our preliminary investigation of the patents at issue, we do not believe our products infringe any valid or enforceable claim of these patents. Accordingly, we will continue to vigorously defend ourselves against IBC’s allegations, however the outcome of our defense of these claims is uncertain at this time, so we cannot estimate the amount of liability, if any, which could result from an adverse resolution of this matter.

On April 28, 2015, we received a letter from Certified Measurement, LLC ("Certified Measurement"), alleging that some of our products infringe three patents owned by assignment by Certified Measurement.  We are conducting an investigation of the claims made by Certified Measurement regarding its three patents, and based on the preliminary results of this investigation, we do not believe our products infringe any valid or enforceable claim of these patents. Certified Measurement has not initiated litigation against us, but if they do, we intend to defend ourselves vigorously with respect to this and any other related claims or litigation. Since no complaint has been filed and the outcome of any potential legal proceedings related to these claims is uncertain at this time, we cannot estimate the amount of liability, if any, which could result from an adverse resolution of this matter.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “CTRL” since August 2, 2013. Prior to that time, there was no public market for our common stock.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest closing prices for our common stock on the NASDAQ Global Select Market during each quarter since our initial public offering. On February 9, 2016, the last reported sale price for our common stock on the NASDAQ Global Select Market was $6.85 per share.

2014	High	Low
First Quarter	$31.45	$17.94
Second Quarter	$21.47	$15.83
Third Quarter	$19.89	$12.82
Fourth Quarter	$15.84	$11.98

2015	High	Low
First Quarter	$16.40	$11.74
Second Quarter	$12.90	$8.89
Third Quarter	$9.11	$7.34
Fourth Quarter	$9.40	$6.33

Holders of Record

As of February 9, 2016, there were 33 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison from August 2, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2015 of the total cumulative return of our common stock with the total cumulative return of the S&P 500 Index and S&P 500 Information Technology Sector Index. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

Unregistered Sale of Equity Securities

None.

Issuer Purchases of Equity Securities

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. In February 2016, our Board of Directors authorized an extension to this repurchase program from its original end-date of May 13, 2016 to June 30, 2017, or when terminated earlier.  Any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the company and its stockholders. During the fiscal 2015 fourth quarter ended December 31, 2015, we repurchased 596,819 shares of outstanding common stock under the share repurchase program, as set forth in the table below:

			Total	Dollar Value
			Number of	of Shares
			Shares	that May
			Purchased as	Yet Be
	Total		Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Plan
Period	Purchased	Per Share[1]	Plan	(in thousands)
November 1 - 30, 2015	596,819	$6.83	596,819
	596,819	6.83	596,819	10,979

1  These amounts include fees and commissions associated with the share repurchase

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

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K for disclosure relating to our equity compensation plans. Such information will be included in our proxy statement relating to our 2016 annual meeting of stockholders, which is incorporated herein by reference.

ITEM 6.  Selected Financial Data

We have derived the selected consolidated statements of operations data for the years ended December 31, 2013,  2014 and 2015 and the selected consolidated balance sheet data as of December 31, 2014 and 2015 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We have derived the selected consolidated statements of operations data for the years ended December 31, 2011 and 2012 and the selected consolidated balance sheet data as of December 31, 2013 from our audited consolidated financial statements not included in this Form 10-K. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period and the results for any interim period are not necessarily indicative of the results to be expected in the full year.

	Years Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$93,376	$109,512	$128,511	$148,800	$163,179
Cost of revenue	50,534	57,225	64,234	72,443	81,645
Cost of revenue—inventory purchase commitment	—	1,840	(380)	—	—
Gross margin	42,842	50,447	64,657	76,357	81,534
Operating expenses:
Research and development	19,211	20,310	24,979	27,365	32,385
Sales and marketing	17,546	20,182	21,975	25,887	32,594
General and administrative	9,805	10,150	12,329	14,195	17,355
Litigation settlement	—	2,869	440	47	21
Total operating expenses	46,562	53,511	59,723	67,494	82,355
Income (loss) from operations	(3,720)	(3,064)	4,934	8,863	(821)
Interest and other expense, net	(165)	(518)	(1,183)	(296)	(563)
Income (loss) before income taxes	(3,885)	(3,582)	3,751	8,567	(1,384)
Income tax expense	—	141	248	411	268
Net income (loss)	$(3,885)	$(3,723)	$3,503	$8,156	$(1,652)
Net income (loss) per common share:
Basic	$(2.02)	$(1.58)	$0.33	$0.34	$(0.07)
Diluted	$(2.02)	$(1.58)	$0.16	$0.32	$(0.07)

Non-GAAP Financial Measures

In addition to our GAAP operating results, we use certain non-GAAP financial measures to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States. Non-GAAP gross margin, non-GAAP income from operations, and non-GAAP net income exclude non-cash expenses related to stock-based compensation, amortization of intangible assets, acquisition-related costs, as well as gains or losses on inventory purchase commitments. We further exclude expenses related to litigation settlements and executive severance from non-GAAP income from operations and non-GAAP net income as well as expenses related to stock warrants from non-GAAP net income.

Management believes that it is useful to exclude stock-based compensation expense because the amount of such expense in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude gains or losses on inventory purchase commitments because it is income or expense that arose from our commitment to purchase energy-related products from our contract manufacturing partner that we will not use due to our decision to discontinue our energy product line for utility customers. We have not recognized that type of income or expense in periods other than 2012 and 2013, and we believe that past and future periods are more comparable if we exclude that income or expense.

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

These acquisition-related costs are included in the following categories: (i) professional service fees, recorded in operating expenses, which include third party costs related to the acquisition, and legal and other professional service fees associated with diligence, entity formation and corporate structuring, disputes and regulatory matters related to acquired entities, (ii) transition and integration costs, recorded in operating expenses, which include retention payments, transitional employee costs, earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third parties, and (iii) acquisition-related adjustments which include adjustments to acquisition-related items such as being required to record inventory at its fair value, resulting in a step-up in the inventory value. The step-up is recorded through cost of goods sold when the inventory is sold, resulting in a negative impact to our gross margin. Although these expenses are not recurring with respect to past acquisitions, we will generally incur these expenses in connection with any future acquisitions.

Furthermore, we believe it is useful to exclude expenses related to litigation settlements, stock warrants, and executive severance because of the variable and unpredictable nature of these expenses which are not indicative of past or future operating performance. We believe that past and future periods are more comparable if we exclude those expenses.

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

	Years Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$42,842	$50,447	$64,657	$76,357	$81,534
Stock-based compensation expense in cost of revenue	49	78	63	105	174
Amortization of intangible assets in cost of revenue	139	271	319	491	1,392
Acquisition-related costs in cost of revenue	—	—	—	—	294
Cost of revenue—inventory purchase commitment	—	1,840	(380)	—	—
Non-GAAP gross margin	$43,030	$52,636	$64,659	$76,953	$83,394
Revenue	$93,376	$109,512	$128,511	$148,800	$163,179
Gross margin percentage	45.9%	46.1%	50.3%	51.3%	50.0%
Non-GAAP gross margin percentage	46.1%	48.1%	50.3%	51.7%	51.1%
Reconciliation of Income (Loss) From Operations to Non-GAAP Income (Loss) From Operations:
Income (loss) from operations	$(3,720)	$(3,064)	$4,934	$8,863	$(821)
Stock-based compensation expense	2,013	2,869	3,760	5,341	7,034
Amortization of intangible assets	139	271	319	491	1,474
Acquisition-related costs	—	—	—	—	1,393
Cost of revenue—inventory purchase commitment	—	1,840	(380)	—	—
Litigation settlement	—	2,869	440	47	21
Executive severance	—	—	340	—	—
Non-GAAP income (loss) from operations	$(1,568)	$4,785	$9,413	$14,742	$9,101
Revenue	$93,376	$109,512	$128,511	$148,800	$163,179
Operating margin percentage	(4.0)%	(2.8)%	3.8%	6.0%	(0.5)%
Non-GAAP operating margin percentage	(1.7)%	4.4%	7.3%	9.9%	5.6%
Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss):
Net income (loss)	$(3,885)	$(3,723)	$3,503	$8,156	$(1,652)
Stock-based compensation expense	2,013	2,869	3,760	5,341	7,034
Amortization of intangible assets	139	271	319	491	1,474
Acquisition-related costs	—	—	—	—	1,393
Cost of revenue—inventory purchase commitment	—	1,840	(380)	—	—
Litigation settlement	—	2,869	440	47	21
Convertible preferred stock warrant	(227)	254	709	—	—
Executive severance	—	—	340	—	—
Non-GAAP net income (loss)	$(1,960)	$4,380	$8,691	$14,035	$8,270
Reconciliation of Net Income (Loss) per Share to Non-GAAP Net Income (Loss) per Share:
Basic net income (loss) per share	$(2.02)	$(1.58)	$0.33	$0.34	$(0.07)
Stock-based compensation expense	1.05	1.22	0.36	0.23	0.29
Amortization of intangible assets	0.07	0.12	0.03	0.02	0.06
Acquisition-related costs	—	—	—	—	0.06
Cost of revenue—inventory purchase commitment	—	0.78	(0.04)	—	—
Litigation settlement	—	1.22	0.04	—	—
Convertible preferred stock warrant	(0.12)	0.10	0.07	—	—
Executive severance	—	—	0.03	—	—
Non-GAAP basic net income (loss) per share	$(1.02)	$1.86	$0.82	$0.59	$0.34
Diluted net income (loss) per share	$(2.02)	$(0.20)	$0.16	$0.32	$(0.07)
Stock-based compensation expense	1.05	0.15	0.17	0.21	0.28
Amortization of intangible assets	0.07	0.01	0.01	0.02	0.06
Acquisition-related costs	—	—	—	—	0.06
Cost of revenue—inventory purchase commitment	—	0.10	(0.02)	—	—
Litigation settlement	—	0.15	0.02	—	—
Convertible preferred stock warrant	(0.12)	0.02	0.03	—	—
Executive severance	—	—	0.02	—	—
Non-GAAP diluted net income (loss) per share	$(1.02)	$0.23	$0.39	$0.55	$0.33
Weighted-average number of shares:
Basic	1,923	2,360	10,609	23,685	24,121
Diluted	1,923	18,909	22,263	25,646	25,041

Consolidated Balance Sheet Data

The following table sets forth our selected consolidated balance sheet data as of the dates presented:

	December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,468	$18,695	$84,546	$29,187	$29,530
Investments, net	—	—	—	68,032	51,477
Property and equipment, net	2,127	2,666	3,943	5,089	6,584
Working capital, excluding deferred revenue	24,908	23,832	95,422	98,782	88,411
Total assets	43,534	50,638	122,686	142,030	141,863
Long-term debt, including current portion	2,320	3,159	2,966	1,828	913
Redeemable convertible preferred stock and warrant liability	116,660	116,914	—	—	—
Total stockholders’ equity (deficit)	(92,506)	(92,603)	98,474	118,302	115,445

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

•	Key Operating and Financial Metrics. Key operating and financial metrics that we use to evaluate and manage our business.

•	Results of Operations. An analysis of our financial results comparing 2014 to 2013 and comparing 2015 to 2014.

•	Quarterly Results of Operations and Other Data. An analysis of our quarterly results of operations for each of the quarters in the two-year period ended December 31, 2015.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•

Contractual Obligations and Off-Balance Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of December 31, 2015, including expected payment schedule.

Overview

Control4 is a leading provider of personalized, smart home solutions that are designed to enhance the daily lives of our customers. Our entertainment, smart lighting, comfort and convenience and safety and security solutions unlock the potential of connected devices throughout the house, making entertainment systems easier to use and more accessible, homes more comfortable and energy efficient, and families more secure. Our premium smart home solutions provide consumers with the ability to integrate audio, video, lighting, temperature, security, communications and other functionalities into a unified home-automation solution, customized to match their lifestyle. Our advanced software, delivered through our controller products, cloud services and user-interface product, powers this customized experience, enabling cohesive interoperability with thousands of connected Control4 and third-party devices in the home.

In January 2016, we acquired Pakedge, a developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business. The addition of Pakedge solutions allows us to offer innovative and tightly integrated networking capabilities to ensure that our consumers have a system of wireless connectivity enabling the seamless integration of connected devices throughout the home.

Consumers purchase our smart home solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security and communications devices. Our products are installed in both new and existing residences, hotels, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, which is excluded from our calculation of Core revenue. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be attributable to large projects and will continue to be uneven from period to period. During the year ended December 31, 2015, we sold our products directly to over 3,500 active direct dealers in the United States, Canada, the United Kingdom and 47 other countries, and partnered with 28 distributors to cover an additional 41 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, billing and service for dealers in each of those countries.

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

We were founded in 2003 and began shipping our products and generating revenue in 2005. Our revenue growth rates for the last five complete calendar years are shown in the following table (dollars in millions):

	For the Years Ended December 31,
	2011	2012	2013	2014	2015
Core revenue	$88.3	$105.6	$126.4	$144.7	$160.7
Core revenue growth over prior year	25%	20%	20%	14%	11%

Other revenue	$5.1	$3.9	$2.1	$4.1	$2.5
Other revenue changes over prior year	28%	-24%	-46%	95%	-39%

Total revenue	$93.4	$109.5	$128.5	$148.8	$163.2
Total revenue growth over prior year	25%	17%	17%	16%	10%

Over the past five years, we have experienced double-digit annual Core revenue growth. Our Core revenue growth during that period has been the result of a combination of both the net addition of new independent dealers and distributors to our sales channels and an increase in revenue from our existing network of independent dealers and distributors as well as new products both internally developed and acquired through business combinations. We believe our ability to grow our core sales channel has been enhanced through product innovation and expansion of our product offerings and helping our independent dealers and distributors grow their business and gross margins by providing enhanced dealer installation and marketing tools. For example, we recently:

•

Rolled out a new line of entertainment and automation controllers, the EA Series, featuring high-resolution audio, high-performance automation, and our broad interoperability, in January 2016. With three separate models, the Control4 EA Series is designed and priced to deliver exceptional automation power, reliability, and high-impact entertainment experiences for projects ranging from a single-room to an entire home or estate;

•	Announced and began selling a new line of intelligent Square Wireless Lighting products, expanding custom and retrofit lighting opportunities for our dealers in Europe and Asia;

•	Announced a new agreement with GreenSky® to offer end user financing to our U.S. dealer network of over 2,700 businesses;

•

Released Control4 OS 2.8.1, providing an enhanced user experience for our security and media solutions, including native streaming of Pandora, Deezer and TIDAL music services and iOS compatibility with the Apple Watch;

•	Released a new line of 4K Ultra HD audio and video switches which are fully HDCP 2.2 compliant, enabling consumers to distribute video throughout their home;

•	Released Control4 OS 2.7, with enhanced functionality including HD video intercom and support for our award winning product suite which includes:

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

•

Partnered with 157 manufacturers of consumer electronics, security, lighting and HVAC that have now adopted the Control4 Simple Device Discovery Protocol (SDDP), making it easier to connect and integrate their products with one another via the Control4 home automation platform. Manufacturers who have embraced SDDP include household names such as Dish Networks, Panasonic, Sony and TiVo.

While our historical revenue growth has been primarily organic, we have completed several acquisitions since our IPO that we believe enhance our product offerings and position us for continued growth in the future. Recent acquisitions of technology and distribution-related business are as follows:

•

In January 2016, we acquired Pakedge, a developer and manufacturer of advanced networking products and cloud network-management services for both wireless and wired networking solutions for the connected home and business. Pakedge’s portfolio includes the Connect+ Platform, with wired products such as switches and routers, wireless products such as access points, as well as power management and cloud based network management technologies. Pakedge brings to Control4 deep networking expertise, innovative technologies, and sophisticated suite of newly refreshed networking products and rich software capability;

•

In January 2015, we acquired Nexus, a developer and manufacturer of the Leaf Brand of custom audio/video distribution and switching systems. We previously sold certain Leaf products under our Control4 brand and through our online ordering platform. Through this acquisition, we now offer a complete line of video distribution solutions under the Control4 brand to Control4 customers worldwide, we gained market share in the growing audio and video (A/V) category, and we leveraged Leaf’s valuable engineering expertise to develop new and innovative A/V solutions;

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

Historically, we have experienced seasonal variations in our revenue as a result of holiday-related factors that are common in our industry. Our revenue is generally highest in the fourth quarter due to consumers’ desires to complete their home installations prior to the holiday season. We generally see decreased sales in the first quarter due to seasonal purchase tendencies of consumers as well as the impact of winter weather on new construction and travel in certain geographies. In addition, our year-over-year revenue growth on a quarterly basis is not always linear for a variety of reasons including: the timing of new product releases, the use of marketing programs to accelerate intra-quarter sales of certain products or product families, the impact of foreign currency fluctuations, and the impact of general regional economic conditions on consumer buying decisions and harsh weather that delayed or canceled building projects. For example, while our total growth for 2015 was 10%, our quarterly revenue growth on a year-over-year basis was 1%, 22%, 11%, and 4% in Q1, Q2, Q3 and Q4, respectively.  We generally expect these seasonal and other trends to continue in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics.

Factors and Trends Affecting Our Performance

A number of industry trends have facilitated our growth over the past several years, including the proliferation of connected devices and the constant growth of network-enabled homes. From smartphones to smart watches to smart cars, technology is transforming nearly every aspect of our lives, streamlining daily routines and providing quick, easy access to the capabilities and content we want most. Not only are new technologies providing convenience on-the-go, but they are becoming increasingly accessible. Our products leverage both wired and wireless technologies and are designed to be installed in both new home construction and existing homes. We expect that future increases in both new home construction and existing home renovations will have a positive impact on our revenue.

In new home construction, our builder programs continue to gain traction with regional builders as well as with national builders like Toll Brothers and Ryland Homes. We are also engaging other regional and national builders in similar strategic alliances to introduce entry- to mid-level Control4 systems as a standard feature in new home projects. We believe home automation is increasingly becoming a higher priority for home buyers, and this is one of the reasons for our investment in national and regional builder programs.

Our open platform makes it easy for a broad community of original equipment manufacturer (OEM) partners to participate in our smart home ecosystem, which includes over 9,300 drivers and 1,285 SDDP-enabled products. Our broad ecosystem, which includes audio, video, lighting, temperature, network, security and communication device categories, gives consumers flexibility to integrate nearly any connectable device they wish into their smart home. In addition, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest, product innovations and allows our smart home platform to grow alongside emerging technologies so as to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

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

•

Increasing Adoption Rates of Our Products and Services. We are focused on increasing adoption rates of our products and services through enhancements to our software platform and product offerings. We intend to accomplish these enhancements through both continued investments in research and development activities and acquisitions of complementary businesses and technologies such as the acquisitions of Nexus and Pakedge.

•

Increasing Our Brand Awareness. We are committed to grow awareness of the Control4 brand among our dealers, distributors and end consumers. We believe that our investments in creating brand awareness have contributed to our revenue growth and increasing adoption of our smart home solutions. We are proud of the numerous awards we received from various industry groups and dealer consortiums, formally recognizing our commitment to excellence. In June 2015, we were named as the top Whole-Home Automation brand by the “2015 CE Pro 100 Brand Analysis” report, with our solutions recognized as the top brand in in the categories of whole home automation, multi-room audio, HVAC, Energy and Smart Grid Management and Access Control. Also, in June 2015, the ProSource Buying Group named Control4 the 2015 Custom Integration Vendor of the Year. In September 2015, Control4 was named the “2015 Custom Integration Vendor of the Year” by the Home Technology Specialists of America (HTSA) Buying Group. Continuing to enhance our brand is a key factor in our plans for the future.

•

Accelerating and Enhancing Lead Generation. We determined a need for Control4 to play a more active role in lead qualification and delivery to dealers to facilitate effective follow through and closure. Therefore, we created a small team of telemarketing and inside sales representatives to qualify inbound inquiries and direct them to qualified independent dealers. These enhanced lead generation strategies resulted in increased consultations, bids and project installations, as well as increased the funnel of leads the telemarketing team manages and passes on to our dealers.

•

Optimizing Our North America Dealer Network. We intend to continue to optimize the performance of and expand our network of dealers in North America to ensure that we have geographic coverage and technical expertise to address our existing markets and new markets into which we plan to expand.

•

Expanding our International Dealer and Distributor Network. We believe that our future growth will be significantly impacted by our ability to expand our dealer and distributor network outside of North America, to adapt our products and services to foreign markets, and to increase our brand awareness internationally. We continue to add field sales and service personnel to assist in the optimization of our international channels. We have moved toward a dealer-direct model in specific international regions, namely in the United Kingdom, China, India, and Germany and we will continue to evaluate opportunities to do the same in other countries. In addition, through our acquisition of Pakedge, we increased the size of our professional install, dealer network from approximately 3,600 dealers to 4,700 dealers. We intend to encourage all appropriately qualified dealers to explore both home control and networking product lines, and plan to be actively cross-training and cross-certifying dealers in accordance with our existing standards of technical proficiency and business practices.

•

Managing Competition. The market for home automation is fragmented, highly competitive and continually evolving. In addition to competing with traditional players in the luxury segment of the home automation market, including Savant, Crestron and Elan, a number of large technology companies such as Apple, Google, Amazon and Samsung offer device control capabilities among some of their own products, applications and services, and are engaged in ongoing development efforts to address the broader home automation market. Our ability to compete in the growing home automation market over the next several years will be a key factor in our ability to continue to grow our business and meet or exceed our future expectations.

Acquisition of Pakedge

In January 2016, we acquired Pakedge, a leader in advanced networking products and cloud network-management services for both wireless and wired networking solutions for the connected home and business. Pakedge’s portfolio includes the Connect+ Platform, with wired products such as switches and routers, wireless products such as access points, as well as power management and cloud based network management technologies. Pakedge also brings to Control4 deep networking expertise, innovative technologies, and a sophisticated suite of newly refreshed networking products and rich software capability. Like Control4, Pakedge conducted its business through a broad channel of approximately 1,700 independent dealers, of which, only one-third are currently certified Control4 dealers. We expect to grow Pakedge product sales through our larger network of 3,600 Control4 dealers, and expand our combined business through the 1,100 additional Pakedge dealers.

Control4 intends to support the Pakedge product line for all of Pakedge dealers, whether or not they become Control4 certified. We intend to grow both the Pakedge product business and the Control4 product business through our combined dealer channel of over 4,700 total dealers. We intend to encourage all appropriately qualified dealers to explore both product lines, and we plan to be actively cross-train and cross-certify dealers in accordance with our existing standards of technical proficiency and business practices.

We believe Pakedge provides a significant boost to our development capabilities, our solution portfolio, and business flexibility moving forward. For 2016, we expect Pakedge to be accretive to our growth rate and gross margin, while contributing positively to our net income for the year.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers

	Years Ended
	December 31,
	2013	2014	2015
Authorized dealers at the beginning of the period	2,388	2,544	2,676
Additions	289	315	350
Terminations	(133)	(183)	(239)
Authorized dealers at the end of the period	2,544	2,676	2,787

Number of active dealers	2,465	2,588	2,748
% of active dealers	97%	97%	99%

International Direct Dealers

	Years Ended
	December 31,
	2013	2014	2015
Authorized dealers at the beginning of the period	629	635	787
Additions	157	176	227
Terminations	(151)	(24)	(113)
Authorized dealers at the end of the period	635	787	901

Number of active dealers	578	685	816
% of active dealers	91%	87%	91%

	Years Ended
	December 31,
	2013	2014	2015
Number of controller appliances sold	66,674	76,707	73,207
Core revenue growth	20%	14%	11%
International Core revenue as a percentage of total revenue	22%	22%	23%

Number of North America and Direct International Dealers

Because our dealers promote, sell, install and support our products, a broader dealer network allows us to reach more potential consumers across more geographic regions. We expect our dealer network to continue to grow, both in North America and internationally. While we have historically focused on dealers affiliated with the Custom Electronics Design and Installation Association (“CEDIA”), we believe there is an opportunity to establish relationships with dealers outside of CEDIA, including non-traditional A/V dealers, electrical contractors, and security system installers. We define an active, authorized dealer (“active dealer”) as one that has placed an order with us in the trailing 12-month period.

We continue to invest in tools and technologies to help our dealers be more successful and increase the year-over-year sales of our products. Our goal is to continuously increase our dealers’  productivity and capacity to grow. Enabling our dealers to increase productivity will ultimately drive our revenue growth. For example, we made available Composer Express, a web-based configuration tool, to empower our dealers to simplify and accelerate the onsite set-up process for Control4 system installations. The positive response from our dealers has been tremendous with the majority of them taking advantage of Composer Express to simplify their installations.

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

We continue to add new dealers, expanding both our North America and international direct dealer networks. The number of active international dealers increased 19% and 19% for the years ended December 31, 2014 and 2015, respectively, compared to an increase of 5% and 6% respectively, in the number of active North American direct dealers during the same periods. The growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers much lower than the North American market. Much of this growth in our international dealer network is attributed to new dealer additions in China, India and Germany. We plan to continue to monitor other markets that are currently served by a single distributor and, when we feel that the opportunity is right, to establish direct relationships with selected dealers in these regions, which we expect will further increase our number of direct international dealers.

While we believe that we continue to have significant international opportunities, it is difficult to anticipate the exact timing and amount of growth, particularly in new and emerging markets. Divergent regional and local economic and political trends, particularly relating to new home construction and strengthening of the U.S. dollar versus certain local currencies, are examples of challenges we must address in order to continue our international expansion. Such challenges may cause our growth rate to be slower than anticipated, offsetting our efforts to expand into these emerging geographies. In response to a weakening Canadian dollar, starting in February 2016 we announced to our dealer network in Canada that we now offer the ability to order and pay for products in Canadian dollar versus U.S. dollar. We believe this will help to strengthen our long-term results in Canada while eliminating the margin and quoting uncertainty associated with volatility of foreign exchange rates for our dealers.

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

During the year ended December 31, 2015, we sold 73,207 controllers, compared to 76,707 and 66,674 controllers sold in the same periods in 2014 and 2013, respectively. Controller sales declined 5% during the year ended December 31, 2015 compared to 2014. This compares to our overall growth in revenue of 10% during the same period. The decrease was primarily the result of a year-over-year decline in controller sales during the fourth quarter of 2015, wherein we sold 16,964 controllers, compared to 22,737 controllers sold in the fourth quarter of 2014. This decrease was expected, and was attributable to the transition to our new EA Series controller family in January 2016 and a one-time shipment of 3,300 controllers into a large hospitality project in the fourth quarter of 2014.  Our very early EA Series controller sales indicate strong and rapid adoption.  While not necessarily indicative of future trends, one week after introducing the availability and pricing of the EA Series controllers on January 26, 2016, we sold and shipped 4,010 EA Series controllers to 841 direct-dealers.

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

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Years Ended
	December 31,
	2013	2014	2015
	(in thousands)
North America Core Revenue	$98,070	$111,246	$123,431
International Core Revenue	28,323	33,444	37,275
Other Revenue	2,118	4,110	2,473
Total Revenue	$128,511	$148,800	$163,179
North America Core Revenue as a % of Total Revenue	76%	75%	76%
International Core Revenue as a % of Total Revenue	22%	22%	23%

2014 Compared to 2013.  North America Core revenue increased $13.2 million or, 13%, from 2013 to 2014 primarily as a result of a net increase in the number of active direct dealers selling our products and services as well as an increase in sales from existing direct dealers.

International Core revenue increased $5.1 million, or 18%, from 2013 to 2014 primarily due to an increase in the number of dealers and distributors selling our products and services and the resulting increase in the number of system sales. Our International Core revenue growth in 2014 was fueled by strong dealer-direct performance in the U.K., which is our largest region by revenue outside of North America and contributes the highest dollar amount to the international growth.  We also experienced year-over-year revenue growth in China and India indicating that our investment in the dealer-direct model in those regions is starting to contribute to growth and profitability.

2015 Compared to 2014.  North America Core revenue increased $12.2 million, or 11%, from 2014 to 2015. Within North America Core revenue, adverse macro-economic conditions, including the strengthening of the U.S. dollar relative to the local currency in Canada, contributed to a decline of 7% in revenue in Canada, from 2014 to 2015. Excluding Canada, North America Core Revenue grew 14% year over year.

International Core revenue increased $3.8 million, or 11%, from 2014 to 2015 primarily due to an increase in the number of dealers and distributors selling our products and services and the resulting increase in the number of system sales. We continue to make investments internationally to improve our dealers’ ability to sell and install our products and believe that these investments will enable us to grow our key international markets. Notwithstanding, we believe that adverse international macro-economic conditions will continue to slow growth in certain geographies.

Other Revenue declined $1.6 million, or 40%, in 2015 compared to 2014. Hospitality revenue consists primarily of large projects and has been, and will continue to be, inconsistent from period to period.

Gross Margin

As a percentage of revenue, our gross margin has been, and will continue to be, affected by a variety of factors. Our gross margin is relatively consistent across our products. Our gross margin on third-party products we sell through our online distribution platform is higher than our gross margin on our other product sales because we only recognize our net profit on these sales as revenue. While software licensing and subscription revenue is not material for all periods presented, our gross margin is higher on software licensing and subscription revenue than it is on product sales. Our gross margin is also higher on our sales made directly through dealers than it is on our sales made through distributors. Gross margin may be negatively affected by price competition in our target markets and associated promotional or volume incentive rebates offered to our independent dealers and distributors.

In addition, in conjunction with our acquisition of Nexus, we were required to record Nexus inventory at its fair value, as determined under ASC 805, Business Combinations, resulting in a step-up in the inventory value. Such step-up is recorded through cost of goods sold when the inventory is sold, resulting in a negative impact to our gross margin. Also, cost of goods sold includes ongoing, periodic amortization of the acquired technology.

Gross margin for the years ended December 31, 2013, 2014, and 2015 was as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2013	2014	2015
Gross margin	$64,657	$76,357	$81,534
Percentage of revenue	50%	51%	50%

2014 Compared to 2013.  As a percentage of revenue, our gross margin increased from 50% in 2013 to 51% in 2014.  The increase was due to a variety of factors, including component cost reductions, lower manufacturing overhead expenses as a percentage of revenue, favorable channel sales mix and lower freight costs.

2015 Compared to 2014.  As a percentage of revenue, our gross margin decreased from 51% in 2014 to 50% in 2015.  The decrease in gross margin was due primarily to amortization of the technology acquired from Nexus as well as the step-up in basis of purchased inventory, decreases in the selling price of our products in certain foreign markets associated with strengthening of the U.S. dollar relative to certain international currencies, enhancements to our volume incentive rebate program resulting in higher volume incentive rebates provided to our dealers, and higher freight charges associated with expedited shipments to our fulfillment centers, offset by component cost reductions.

The negative effect on gross margin percentage resulting from the step-up in purchased inventory carrying value is limited to the first and second quarters of 2015, while the amortization of the acquired technology is expected to occur over 5 years. Our sales in Europe are generally priced in pounds sterling or euros while our cost of goods sold is denominated in U.S. dollars. The changing value of the Canadian dollar, the pound sterling and the euro relative to the U.S. dollar will continue to contribute to variability in our gross margin for sales in Canada and Europe.

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

Research and development expenses for the years ended December 31, 2013, 2014, and 2015 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2013	2014	2015
Research and development	$24,979	$27,365	$32,385
Percentage of revenue	19%	18%	20%

2014 Compared to 2013.  Research and development expenses increased by $2.4 million, or 10%, in 2014 compared to 2013. The increase was primarily due to an increase in headcount and related expenses, including non-cash stock-based compensation expense, to support ongoing and expanded product development activities.

2015 Compared to 2014.  Research and development expenses increased by $5.0 million, or 18%, in 2015 compared to 2014. The increase was primarily due to an increase in headcount and related expenses, including non-cash stock-based compensation expense, to support our ongoing and expanded product development activities. In addition, product development costs, such as prototyping expenses, as well as compliance and regulatory fees contributed to the year over year increase.

We expect our research and development expenses related to organic growth to remain relatively flat in absolute dollars for 2016; however, we expect those expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related travel expenses for our sales and marketing personnel. Sales and marketing expenses also include expenses associated with trade shows, marketing events, advertising and other marketing-related programs.

Sales and marketing expenses for the years ended December 31, 2013, 2014, and 2015 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2013	2014	2015
Sales and marketing	$21,975	$25,887	$32,594
Percentage of revenue	17%	17%	20%

2014 Compared to 2013.  Sales and marketing expenses increased by $3.9 million, or 18%, in 2014 compared to 2015. The period over period increases in absolute dollars for sales and marketing expenses were primarily due to headcount increases and the related expenses as well as increased marketing expenses to launch new solutions at the CEDIA Expo in September, grow our dealer and distributor networks throughout the world and to deliver tools to the sales channel to support local marketing and sales lead generation.

2015 Compared to 2014.  Sales and marketing expenses increased by $6.7 million, or 26%, in 2015 compared to 2014. The period over period increases in absolute dollars for sales and marketing expenses were primarily due to sales headcount increases and the related expenses. In addition, we increased our marketing expenses, including an online media campaign, to increase lead generation, grow our dealer and distributor networks throughout the world and deliver tools to the sales channel to support local marketing and sales lead generation.

We intend to continue to supplement our more traditional marketing programs with similar lead generation programs, including social media and pay-per-click advertising, in 2016. In addition, we expect our sales and marketing expenses related to organic growth to increase slightly in absolute dollars in 2016 as we continue to invest in marketing, including our consumer marketing, to increase awareness of our products and brand.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for our employees in our executive administration, finance, information systems, human resource and legal departments. Also included in general and administrative expenses are outside legal fees, audit fees, facilities expenses and insurance costs.

General and administrative expenses for the years ended December 31, 2013, 2014, and 2015 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2013	2014	2015
General and administrative	$12,329	$14,195	$17,355
Percentage of revenue	10%	10%	11%

2014 Compared to 2013.  General and administrative expenses increased by $1.9 million, or 15%, in 2014 compared to 2013. The increases in absolute dollars in general and administrative expenses were due primarily to increased professional fees and insurance premiums associated with being a public company and non-cash stock-based compensation expense.

2015 Compared to 2014.  General and administrative expenses increased by $3.2 million, or 22%, in 2015 compared to 2014. The increase in absolute dollars is due to $1.4 million in acquisition-related expenses associated with the acquisition of Nexus as well as higher non-cash stock-based compensation expense and facilities related costs.

We expect our general and administrative expenses related to organic growth to increase slightly in absolute dollars in 2016 primarily as a result of growth in the business. However, we also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Litigation Settlement Expenses

Litigation settlement expenses for the years ended December 31, 2013, 2014, and 2015 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2013	2014	2015
Litigation settlement	$440	$47	$21
Percentage of revenue	0%	0%	0%

2014 Compared to 2013. During 2014, we expensed $47,000 in connection with certain legal matters.

2015 Compared to 2014. During 2015, we expensed $21,000 in connection with certain legal matters.

Other Income (Expense)

Other income (expense) consists primarily of foreign currency transaction gains (losses) and net interest income (expense). Other income (expense) for the years ended December 31, 2013, 2014, and 2015 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2013	2014	2015
Other income (expense)	$(729)	$(358)	$(563)
Percentage of revenue	-1%	0%	0%

Other expense decreased by $0.4 million in 2014 compared to 2013 and increased by $0.2 million in 2015 compared to 2014. The fluctuations were due primarily to foreign currency transaction gains and losses as well as a change in the fair value of the warrant liability. Upon the effective date of our initial public offering in 2013, we adjusted the liability to fair value based upon the offering price of $16.00 per share. As a result, we recognized $0.7 million of other expense in 2013. Upon the closing of our initial public offering, the holders of the Series G-1 warrants net-exercised their warrants in exchange for 76,964 shares of our common stock. The warrant liability of $1.3 million was reclassified from long-term liabilities to additional paid-in capital, a component of stockholders’ equity, and we ceased to record any further periodic fair value adjustments relating to the warrant liability.

Other expense in 2014 and 2015 is primarily related to foreign currency losses sustained on our U.S. dollar obligations that are being carried in local currency by our foreign subsidiaries. This is due to the U.S. dollar strengthening against the pound sterling, the euro, and the Australian dollar during the year, causing those U.S. dollar obligations, primarily intercompany payables to the U.S. entity, to increase in local currency resulting in increased expense.

Beginning in the second quarter of 2015, we began entering into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of our subsidiaries in the United Kingdom and Australia. We settle our foreign exchange contracts on the last day of every month and enter into a new forward contract effective on the first day of the next month. Changes in the fair value (i.e. gains or losses) of these derivative instruments are recorded as other income (expense), net.

Income Tax Expense

Income tax expense for the years ended December 31, 2013, 2014, and 2015 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2013	2014	2015
Income tax expense (benefit)	$248	$411	$268
Percentage of revenue	0%	0%	0%

Income tax expense was approximately 7%,  5% and -19% of income before income taxes for the years ended December 31, 2013, 2014 and 2015, respectively. The effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, state income taxes, foreign income taxes, U.S. federal alternative minimum tax and incentive stock options.

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

	Three Months Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,	Dec 31,
	2014	2014	2014	2014	2015	2015	2015	2015
	(In thousands)
Revenue	$31,855	$36,661	$39,120	$41,164	$32,083	$44,641	$43,558	$42,897
Gross margin	16,236	18,967	20,273	20,881	15,611	22,329	21,810	21,784
Gross margin percentage	51.0%	51.7%	51.8%	50.7%	48.7%	50.0%	50.1%	50.8%
Total operating expenses	16,764	16,936	17,063	16,731	19,983	20,222	20,900	21,250
Income (loss) from operations	(528)	2,031	3,210	4,150	(4,372)	2,107	910	534
Net income (loss)	$(539)	$2,011	$2,763	$3,921	$(4,231)	$2,041	$1,191	$(653)
Net income (loss) per common share:
Basic	$(0.02)	$0.08	$0.12	$0.16	$(0.17)	$0.08	$0.05	$(0.03)
Diluted	$(0.02)	$0.08	$0.11	$0.15	$(0.17)	$0.08	$0.05	$(0.03)

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

Our gross margin percentage will continue to be impacted by a variety of general and in some cases specific factors including the following:

•	Negotiated decreases in the price of components purchased from our contract manufacturers resulting in lower product costs.

•	Licensing and royalties paid for third-party technologies embedded in our products.

•	The mix of customer type and products sold, including increased sales of third-party products sold through our online distribution platform where revenue is recognized on a net basis.

•	Price competition resulting in promotional discounts or volume incentive rebates.

•	Achieving leverage in our fixed manufacturing overhead expense as a percent of revenue.

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

Our operating expenses fluctuate from quarter to quarter based on changes in the number of our employees and associated expenses, the timing and magnitude of product development, the timing of marketing and sales expenditures and large or infrequent transactions such as litigation settlement expenses. Our quarterly operating expenses have generally increased in 2015 compared to 2014 to support the growth in our business.

Sales and marketing expenses are typically higher in the first and third quarters of each year due to the timing of our primary trade shows.

Liquidity and Capital Resources

Primary Sources of Liquidity

On August 7, 2013, we completed our initial public offering of common stock in which we sold and issued 4,600,000 shares of common stock and received net proceeds of approximately $65.6 million after deducting underwriting discounts and commissions and offering expenses. Our future capital requirements will depend on many factors, including our rate of revenue growth, our share repurchase program, potential acquisitions of businesses, technologies or other assets, the expansion of our sales and marketing activities, continued investment in research and development, expansion into new territories, the timing of new product introductions, and the continued market acceptance of our products.

As of December 31, 2014, we had $97.2 million in unrestricted cash and cash equivalents and net marketable securities, an increase of $12.7 million from December 31, 2013. The overall increase was primarily due to net income of $8.2 million and proceeds from the exercise of options for common stock of $6.4 million.

As of December 31, 2015, we had $81.0 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $16.2 million from December 31, 2014. The overall decrease was impacted by the following:

•

In January 2015, we purchased Nexus for $8.5 million in cash, net of cash acquired of $0.1 million, resulting in net cash paid of $8.4 million. In addition, we incurred approximately $0.6 million in acquisition-related expenses.

•

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. As of December 31, 2015, the Company had repurchased 1,154,480 shares for $9.0 million. In February 2016, our Board extended the end-date of the program from May 13, 2016 to June 30, 2017.

On January 29, 2016, we acquired Pakedge, a developer and manufacturer of network solutions for $32.7 million. Also in January 2016, we amended our credit facility with Silicon Valley Bank (“SVB”) to provide for a $30 million line of credit. The line of credit has a two-year term and customary financial covenants as described in Note 12 to the Consolidated Financial Statements. As needed, the line of credit will be used to meet our capital requirements, including organic growth, potential future acquisitions and possible share repurchases under our approved share repurchase plan. In January 2016, we borrowed $5.0 million against this line of credit to partially fund the acquisition of Pakedge.

As of January 31, 2016, we had approximately $53.0 million in unrestricted cash and cash equivalents and net marketable securities as well availability under a line of credit balance of $30.0 million, of which $5.0 million was outstanding.

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

The following table shows selected financial information and statistics as of December 31, 2013, 2014 and 2015 (in thousands):

	December 31,
	2013	2014	2015
Cash and cash equivalents	$84,546	$29,187	$29,530
Investments, net	—	68,032	51,477
Accounts receivable, net	15,064	20,155	21,322
Inventories	15,312	14,212	19,855
Working capital	94,778	97,939	87,312

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at December 31, 2015 has increased by $1.2 million, or 6%, since December 31, 2014. This increase is in line with revenue growth, and we have not seen any deterioration in our long-term collection trends. Furthermore, inventory has increased by $5.6 million from December 31, 2014 to December 31, 2015, of which $2.2 million relates to raw materials and work-in-process at our Australian subsidiary which we acquired in January 2015. The remaining increase of $3.4 million is in line with actual and forecasted revenue growth in addition to a buildup in inventory to support new product releases in the first quarter of 2016.

We believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. It may be necessary in the future to explore additional financing sources, such as our recent expansion of our credit facility with SVB, to develop or enhance our product solutions, to fund expansion of our business, to respond to competitive pressures, or to acquire or invest in complementary products, businesses or technologies. We cannot give assurance that any additional financing will be available to us on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Cash Flow Analysis

A summary of our cash flows for the years ended December 31, 2013, 2014 and 2015 is set forth below (in thousands):

	Years Ended
	December 31,
	2013	2014	2015
Cash and cash equivalents at the beginning of the period	$18,695	$84,546	$29,187
Net cash provided by operating activities	3,668	11,248	4,414
Net cash provided by (used in) investing activities	(3,617)	(71,905)	4,389
Net cash provided by (used in) financing activities	65,809	5,364	(8,575)
Effect of exchange rate changes on cash and cash equivalents	(9)	(66)	115
Net change in cash and cash equivalents	65,851	(55,359)	343
Cash and cash equivalents at the end of the period	$84,546	$29,187	$29,530

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash flows from operating activities of $7.6 million in 2014 compared to 2013 was due primarily to the increase in net income, offset by growth in accounts receivables of $5.3 million. The increase in accounts receivable is temporary, resulting from a higher percentage of the sales for the three months ended December 31, 2014, occurring in the month of December. During 2014, we paid $0.9 million as a final payment on a litigation settlement obligation entered into in 2013.

The decrease in cash flows from operating activities of $6.8 million in 2015 compared to 2014 was due primarily to the decrease in net income, increase in inventory of $5.6 million, and growth in accounts receivable of $1.2 million. The increase in inventory is related to build-up of inventory for actual and forecasted revenue growth and for new product releases in January 2016. The increase in accounts receivable is in line with the growth in our business.

Investing Activities

Cash provided by or used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, businesses acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities increased from 2013 to 2014, primarily attributable to net purchases of marketable securities totaling $68.1 million. Furthermore, during 2014, we finalized two business acquisitions and made combined net cash payments of $1.1 million.

Cash provided by investing activities was $4.4 million in 2015 and increased from 2014 to 2015, which was primarily attributable to fewer net redemptions of marketable securities, associated with the initial investment of our IPO proceeds in early 2014. This decrease was partially offset by the total consideration transferred for Nexus of $8.5 million in cash, net of cash acquired of $0.1 million, resulting in net cash paid of $8.4 million.

Finally, our capital expenditures during 2014 and 2015 were $2.7 million and $3.8 million, respectively.

Financing Activities

Financing cash flows consist primarily of borrowing against and repayment of long term debt and proceeds from the exercise of options to acquire common stock.

Net repayments on our term loan agreements were $1.1 million and $0.9 million for the years ended December 31, 2014 and 2015, respectively.

During the years ended December 31, 2014 and 2015, we received proceeds of $6.4 million and $1.4 million, respectively, from the exercise of options to purchase common stock.

Lastly, during the year ended December 31, 2015, we repurchased 1,154,480 shares of our common stock in the open market for $9.0 million. There were no similar purchases in 2014.

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily debt obligations and non-cancellable operating leases.

Our contractual cash obligations at December 31, 2015 are as follows:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Long-term debt obligations, including interest(1)	$1,090	$869	$221	$—	$—
Operating lease obligations	5,682	2,235	3,235	187	25
Purchase commitments	38,385	38,385	—	—	—
Total contractual obligations	$45,157	$41,489	$3,456	$187	$25

(1)

Interest was calculated on outstanding borrowings at the date indicated in the table above and assumes the rate remains constant during the following years. Long-term debt obligations are payable in equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 4.00% at December 31, 2015.

In January 2016, we amended our credit facility with SVB to provide for a $30 million line of credit. The line of credit has a two-year term and customary financial covenants as described in Note 12 to the Consolidated Financial Statements. As needed, the line of credit will be used to meet our capital requirements, including organic growth, potential future acquisitions and possible share repurchases under our approved share repurchase plan. In January 2016, we borrowed $5.0 million against this line of credit to partially fund the acquisition of Pakedge.

Furthermore, in connection with the acquisition of Pakedge in January 2016, we have two additional leases that expire on April 30, 2018 and April 30, 2020, respectively.

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

We believe that the assumptions and estimates associated with our revenue recognition, inventory valuation reserves, product warranty liability, income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our consolidated financial statements. We discuss, where appropriate, sensitivity to change based on other outcomes reasonably likely to occur.

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

Software license revenue represents fees earned from activating applications that allow consumers to manage and control their automation systems remotely using tablets, smartphones and other third-party devices. Software products such as Composer Home and Media Editions are sold on a limited basis and do not constitute a significant portion of our revenue. Our perpetual software licenses do not include acceptance provisions, rights to updates or upgrades or post-contract customer support such as technical support. We generally recognize revenue at the time the software license is provided.

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

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost or market using the first-in, first-out method. We periodically assess the recoverability of our inventory and reduce the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Carrying value adjustments are based on expected demand and market conditions. For example, we may incur inventory write-offs during the introduction of new products that replace existing ones. We make estimates regarding transition inventory and if our estimates of demand for the “end-of-life” products differ substantially, we may be required to record additional inventory carrying value adjustments.

Inventory write-downs for excess, defective and obsolete inventory are recorded as cost of revenue and totaled $2.3 million, $1.7 million and $2.3 million in 2013, 2014 and 2015, respectively.

Product Warranty

We provide our customers a limited product warranty of two years, which requires us, at our option, to repair or replace defective products during the warranty period at no cost to the customer or refund the purchase price. We estimate the costs that may be incurred to replace, repair or issue a refund for defective products and record a reserve at the time revenue is recognized. Factors that affect our warranty liability include the number of installed systems, our historical experience and management’s judgment regarding anticipated rates of product warranty returns, net of refurbished products. We assess the adequacy of our recorded warranty liability each period and make adjustments to the liability as necessary. Our warranty liability was $1.2 million and $1.4 million at December 31, 2014 and 2015, respectively.

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

Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. During the years ended December 31, 2013, 2014 and 2015, we did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

We test goodwill for impairment on an annual basis as of October 1, and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired. We initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we perform a first step by comparing the book value of net assets to the fair value of our single reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. No impairment of long-lived and intangible assets or goodwill was recorded during the years ended December 31, 2013, 2014, and 2015, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is the vesting period of the respective award.

The fair value of each restricted stock unit award is based on the number of shares granted and the closing price of our common stock as reported on the NASDAQ Global Select Market.

Determining the fair value of stock options at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Years Ended
	December 31,
	2013			2014			2015
Expected volatility	56	-	59%	49	-	60%	51	-	55%
Expected dividends	0%			0%			0%
Expected terms (in years)	3.3	-	7.2	1.0	-	6.1	5.3	-	6.1
Risk-free rate	0.8	-	1.7%	0.3	-	2.0%	1.3	-	1.8%

Transactions with Our Significant Stockholders

In January 2011, we entered into an OEM-in hardware (with software) purchase and license agreement with Cisco Systems, Inc. (“Cisco”), which was amended and restated in February 2011 and further amended in June 2012. Our agreement with Cisco expired in February 2014.

Purchase and payment terms with Cisco were consistent with other non-affiliated companies. In connection with our commercial agreements with Cisco, we recognized revenue of approximately $0.6 million and $0.0 million for the years ended December 31, 2013 and 2014, respectively.

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

Interest Rate Risk

Changes in U.S. interest rates could affect the interest earned on our cash, cash equivalents and investments as well as the fair value of our investments. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our investments are managed by an external manager within the guidelines of our investment policy.

Our exposure to changes in interest rates relates primarily to our investment portfolio. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of December 31, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a  $0.3 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Canadian dollar, the euro, the pound sterling and the Australian dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We believe that our operating activities act as a natural hedge for a substantial portion of our foreign currency exposure because we typically collect revenue and incur costs in the currency in the location in which we provide our solutions. Although we have experienced, and will continue to experience, fluctuations in our net income (loss) as a result of transaction gains (losses) related to transactions denominated in currencies other than the U.S. dollar, we believe that a 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations. However, we have entered into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of our subsidiaries in the United Kingdom and Australia. The foreign currency derivatives are not designated as accounting hedges. We recognize these derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e. gains or losses) of these derivative instruments in the accompanying Consolidated Statements of Operations as Other income (expense), net.

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Control4 Corporation

We have audited the accompanying consolidated balance sheets of Control4 Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Control4 Corporation as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 16, 2016

CONTROL4 CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2014	2015

Assets
Current assets:
Cash and cash equivalents	$29,187	$29,530
Restricted cash	311	296
Short-term investments	53,523	37,761
Accounts receivable, net	20,155	21,322
Inventories	14,212	19,855
Prepaid expenses and other current assets	2,075	3,842
Total current assets	119,463	112,606
Property and equipment, net	5,089	6,584
Long-term investments	14,509	13,716
Intangible assets, net	1,409	4,547
Goodwill	231	2,760
Other assets	1,329	1,650
Total assets	$142,030	$141,863
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,016	$17,588
Accrued liabilities	4,750	5,880
Deferred revenue	843	1,099
Current portion of notes payable	915	727
Total current liabilities	21,524	25,294
Notes payable	913	186
Other long-term liabilities	1,291	938
Total liabilities	23,728	26,418
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 24,305,381 and 24,590,768 shares issued; 24,305,381 and 23,436,288 shares outstanding at December 31, 2014 and 2015, respectively	2	2
Treasury stock, at cost; 0 and 1,154,480 shares at December 31, 2014 and 2015, respectively	—	(9,020)
Additional paid-in capital	212,388	220,782
Accumulated deficit	(93,928)	(95,580)
Accumulated other comprehensive loss	(160)	(739)
Total stockholders’ equity	118,302	115,445
Total liabilities and stockholders’ equity	$142,030	$141,863

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 31,
	2013	2014	2015

Revenue	$128,511	$148,800	$163,179
Cost of revenue	64,234	72,443	81,645
Cost of revenue—inventory purchase commitment	(380)	—	—
Gross margin	64,657	76,357	81,534
Operating expenses:
Research and development	24,979	27,365	32,385
Sales and marketing	21,975	25,887	32,594
General and administrative	12,329	14,195	17,355
Litigation settlement	440	47	21
Total operating expenses	59,723	67,494	82,355
Income (loss) from operations	4,934	8,863	(821)
Other income (expense):
Interest, net	(454)	62	202
Other expense	(729)	(358)	(765)
Total other income (expense)	(1,183)	(296)	(563)
Income (loss) before income taxes	3,751	8,567	(1,384)
Income tax expense	248	411	268
Net income (loss)	$3,503	$8,156	$(1,652)
Net income (loss) per common share:
Basic	$0.33	$0.34	$(0.07)
Diluted	$0.16	$0.32	$(0.07)
Weighted-average number of shares:
Basic	10,609	23,685	24,121
Diluted	22,263	25,646	24,121

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended
	December 31,
	2013	2014	2015

Net income (loss)	$3,503	$8,156	$(1,652)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	15	(124)	(565)
Net unrealized gains (losses) on available-for-sale investments, net of tax	—	(47)	(14)
Total other comprehensive income (loss)	15	(171)	(579)
Comprehensive income (loss)	$3,518	$7,985	$(2,231)

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

			Stockholders’ Equity (Deficit)
	Redeemable								Accumulated	Total
	Convertible		Common Stock		Treasury Stock		Additional		Other	Stockholders’
	Preferred Stock		Number of		Number of		Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	(Deficit)
Balance at December 31, 2012	15,293,960	$116,313	2,490,870	$—	—	$—	$12,988	$(105,587)	$(4)	$(92,603)
Net income	—	—	—	—	—	—	—	3,503	—	3,503
Other comprehensive income	—	—	—	—	—	—	—	—	15	15
Stock-based compensation	—	—	—	—	—	—	3,760	—	—	3,760
Issuance of common stock options in connection with a business acquisition	—	—	—	—	—	—	174	—	—	174
Conversion of redeemable convertible preferred stock into common stock	(15,293,960)	(116,313)	15,293,960	2	—	—	116,311	—	—	116,313
Issuance of common stock, net of issuance costs	—	—	4,600,000	—	—	—	65,556	—	—	65,556
Issuance of common stock upon net exercise of common stock warrants	—	—	293,232	—	—	—	—	—	—	—
Reclassification of redeemable convertible preferred stock warrant liability upon conversion to preferred stock	—	—	—	—	—	—	1,310	—	—	1,310
Issuance of common stock upon exercise of stock options	—	—	107,042	—	—	—	446	—	—	446
Balance at December 31, 2013	—	—	22,785,104	2	—	—	200,545	(102,084)	11	98,474
Net income	—	—	—	—	—	—	—	8,156	—	8,156
Other comprehensive loss	—	—	—	—	—	—	—	—	(171)	(171)
Excess tax benefit from exercise of options for common stock	—	—	—	—	—	—	91	—	—	91
Stock-based compensation	—	—	—	—	—	—	5,341	—	—	5,341
Issuance of common stock upon net exercise of common stock warrants	—	—	7,763	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,512,514	—	—	—	6,411	—	—	6,411
Balance at December 31, 2014	—	—	24,305,381	2	—	—	212,388	(93,928)	(160)	118,302
Net loss	—	—	—	—	—	—	—	(1,652)	—	(1,652)
Other comprehensive loss	—	—	—	—	—	—	—	—	(579)	(579)
Stock-based compensation	—	—	—	—	—	—	7,034	—	—	7,034
Issuance of common stock upon exercise of stock options	—	—	285,387	—	—	—	1,360	—	—	1,360
Repurchase of common stock for treasury	—	—	(1,154,480)	—	1,154,480	(9,020)	—	—	—	(9,020)
Balance at December 31, 2015	—	$—	23,436,288	$2	1,154,480	$(9,020)	$220,782	$(95,580)	$(739)	$115,445

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2014	2015

Operating activities
Net income (loss)	$3,503	$8,156	$(1,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	2,201	2,547	2,926
Amortization of intangible assets	319	491	1,474
Provision for doubtful accounts	159	229	345
Gain on inventory purchase commitment	(380)	—	—
Stock-based compensation	3,760	5,341	7,034
Excess tax benefit from exercise of options for common stock	—	(91)	—
Warrant liability expense	709	—	—
Changes in assets and liabilities:
Accounts receivable	(2,104)	(5,331)	(1,127)
Inventories	(2,723)	1,025	(3,488)
Restricted cash	—	(330)	—
Prepaid expenses and other current assets	111	(323)	(1,443)
Other assets	(233)	(209)	(264)
Accounts payable	(1,221)	1,698	615
Accrued liabilities	620	(2,110)	248
Deferred revenue	102	199	258
Other long-term liabilities	(1,155)	(44)	(512)
Net cash provided by operating activities	3,668	11,248	4,414
Investing activities
Purchases of available-for-sale investments	—	(89,844)	(50,619)
Proceeds from sales of available-for-sale investments	—	2,850	2,018
Proceeds from maturities of available-for-sale investments	—	18,915	65,142
Purchases of property and equipment	(3,470)	(2,710)	(3,772)
Business acquisitions, net of cash acquired	(147)	(1,116)	(8,380)
Net cash provided by (used in) investing activities	(3,617)	(71,905)	4,389
Financing activities
Proceeds from issuance of common stock, net of issuance costs	65,556	—	—
Proceeds from exercise of options for common stock	446	6,411	1,360
Excess tax benefit from exercise of options for common stock	—	91	—
Repurchase of common stock	—	—	(9,020)
Proceeds from notes payable	1,145	—	—
Repayment of notes payable	(1,338)	(1,138)	(915)
Net cash provided by (used in) financing activities	65,809	5,364	(8,575)
Effect of exchange rate changes on cash and cash equivalents	(9)	(66)	115
Net increase (decrease) in cash and cash equivalents	65,851	(55,359)	343
Cash and cash equivalents at beginning of period	18,695	84,546	29,187
Cash and cash equivalents at end of period	$84,546	$29,187	$29,530
Supplemental disclosure of cash flow information
Cash paid for interest	$461	$188	$101
Cash paid for taxes	153	246	831
Supplemental schedule of non-cash investing and financing activities
Options for common stock granted in connection with a business acquisition	174	—	—
Elimination of liability upon net exercise of warrants to purchase preferred stock	1,310	—	—
Conversion of redeemable convertible preferred stock to common stock	116,313	—	—
Landlord paid tenant improvements	—	739	—
Purchases of property and equipment financed by accounts payable	—	257	—
Net unrealized losses on available-for-sale investments	—	(47)	(14)

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision‑maker, the Chief Executive Officer, in making decisions regarding resource allocation and accessing performance. To date, the Company has viewed its operations and manages its business as one operating segment.

Concentrations of Risk

The Company’s accounts receivable is derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in U.S. dollars, except for sales to dealers and distributors located in the United Kingdom, Australia, and the European Union, which are generally denominated in pounds sterling, Australian dollars, euros, respectively. There were no individual account balances greater than 10% of total accounts receivable at December 31, 2014 and December 31, 2015.

No dealer or distributor accounted for more than 10% of total revenue for the years ended December 31, 2013, 2014 and 2015.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of one of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. With the exception of Canada, no single foreign country accounted for more than 10% of total revenue for the years ended December 31, 2013 and 2014. There was no single foreign country that accounted for more than 10% of

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

total revenue for the year ended December 31, 2015. The following table sets forth revenue from the U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Years Ended
	December 31,
	2013	2014	2015
Revenue-United States	$84,474	$98,276	$109,435
Revenue-Canada	15,014	15,320	14,285
Revenue-all other international sources	29,023	35,204	39,459
Total revenue	$128,511	$148,800	$163,179
International revenue (excluding Canada) as a percent of total revenue	23%	24%	24%

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

The following table presents the changes in the product warranty liability (in thousands):

	Years Ended
	December 31,
	2013	2014	2015
Balance at the beginning of the period	$1,155	$1,213	$1,191
Warranty costs accrued	1,025	1,145	2,068
Warranty claims	(967)	(1,167)	(1,844)
Balance at the end of the period	$1,213	$1,191	$1,415

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Years Ended
	December 31,
	2013	2014	2015
Numerator:
Net income (loss)	$3,503	$8,156	$(1,652)
Denominator:
Weighted average common stock outstanding for basic net income (loss) per common share	10,609	23,685	24,121
Effect of dilutive securities—stock options, restricted stock units, and warrants to purchase common stock	11,654	1,961	—
Weighted average common shares and dilutive securities outstanding	22,263	25,646	24,121

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

	Years Ended
	December 31,
	2013	2014	2015
Options to purchase common stock	356	1,041	4,756
Restricted stock units	—	—	162
Warrants to purchase common stock	1	—	—
Total	357	1,041	4,918

Revenue Recognition

The Company sells its products through a network of independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors generally sell the Company’s products to the end consumer as part of a bundled sale, which typically includes other third‑party products and related services, project design and installation services and on‑going support.

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

The Company’s products include embedded software that is essential to the functionality of the hardware. Accordingly, the hardware and embedded software are accounted for as a single deliverable. In 2013, the Company began bundling Control4 App software licenses with its new controllers. These software licenses do not include acceptance provisions, rights to updates (e.g., when‑and‑if‑available enhancements or upgrades to the functionality of the software) or post‑contract customer support such as technical support. When a software license and controller are sold together, a multiple element arrangement exists and revenue is allocated to each deliverable based on relative selling prices. Typically, delivery of both the product and the software license occurs at the same time. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Product or licensed software is considered delivered once it has been

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped.

Software license revenue represents fees earned from activating applications which allow end consumers to manage and control their automation systems using tablets, smartphones and other third‑party devices. Software products such as Composer Home and Media Editions are sold on a limited basis and do not constitute a significant portion of revenue. The Company’s perpetual software licenses do not include acceptance provisions, rights to updates or upgrades or post‑contract customer support such as technical support; the Company generally recognizes revenue at the time the software license is provided.

The Company offers a subscription service that allows consumers to control and monitor their homes remotely and allows the Company’s dealers to perform remote diagnostic services. Subscription revenue is deferred at the time of payment and recognized on a straight‑line basis over the period the service is provided.

Total revenue for subscription services represents less than 10% of total revenue for all periods presented.

The Company recognizes revenue net of cost of revenue for third‑party products sold through the Company’s online ordering system. While the Company assumes credit risk on sales to its dealers and distributors for third‑party products, the Company does not determine the product selling price, does not retain associated inventory risks and is not the primary obligor to the end consumer.

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

Cost of Revenue

Cost of revenue includes the following: the cost of inventory sold during the period, inventory write‑down costs, payroll, purchasing costs, royalty obligations, shipping expenses to dealers and distributors and warehousing costs, which include inbound freight costs from manufacturers, rent, payroll and benefit costs, amortization of intangible assets and depreciation.

Cash and Cash Equivalents

The Company considers all highly liquid short‑term investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

Restricted Cash

Restricted cash as of December 31, 2014 and 2015, is composed of a guarantee made by our subsidiary in the United Kingdom to HM Revenue & Customs related to a customs duty deferment account.

Allowance for Doubtful Accounts

The Company extends credit to the majority of its dealers and distributors, which consist primarily of small, local businesses. Issuance of credit is based on ongoing credit evaluations by the Company of dealers’ and distributors’

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Years Ended
	December 31,
	2013	2014	2015
Balance at beginning of period	$643	$605	$705
Provision	159	229	345
Deductions	(197)	(129)	(226)
Balance at end of period	$605	$705	$824

Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost or market using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue and totaled $2.3 million, $1.7 million, and $2.3 million for the years ended December 31, 2013, 2014 and 2015, respectively.

In 2013, the Company recorded a gain related to inventory purchase commitments of approximately $0.4 million, as the proceeds from liquidating the underlying inventory and the Company’s ability to consume common components exceeded original estimates.

Property and Equipment

Property and equipment are recorded at historical cost, less accumulated depreciation. Depreciation is computed using the straight‑line method over the following estimated useful lives:

Furniture and fixtures	2	-	5	years
Manufacturing tooling and test equipment	2	-	3	years
Lab and warehouse equipment	2	-	4	years
Computer equipment and software	3	-	4	years
Marketing equipment	2	-	3	years

Maintenance and repairs that do not extend the life of or improve the asset are expensed in the year incurred. Leasehold improvements are depreciated over the estimated useful life (usually 3‑8 years) or the life of the associated lease, whichever is less. During the year ended December 31, 2014, the Company recorded approximately $0.7 million of leasehold improvement assets that were paid by the landlord, with a corresponding liability as the tenant improvement allowance was determined to be an incentive for renewing the lease. As of December 31, 2015, $0.5 million of these leasehold improvement assets are remaining.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Intangible Assets

Intangible assets primarily consist of acquired technology. The Company amortizes, to cost of revenue, definite‑lived intangible assets on a straight‑line basis over the life of the technology.

Impairment of Long‑Lived Assets and Goodwill

The carrying value of long‑lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

The Company tests goodwill for impairment annually as of October 1, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company initially assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a first step by comparing the book value of net assets to the fair value of the Company’s single reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value.

There was no impairment of long-lived assets or goodwill during the years ended December 31, 2013, 2014 and 2015.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in the United Kingdom, Germany, Australia, China, Hong Kong and India are the pound sterling, the euro, the Australian dollar, the Chinese yuan, the Hong Kong dollar and the Indian rupee, respectively. The subsidiary’s assets and liabilities have been translated to U.S. dollars using the exchange rates in effect at the balance sheet dates. Statements of operations amounts have been translated using the monthly average exchange rate for each year. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in other income (expense). The Company recognized foreign exchange gains of $34,000 for the year ended December 31, 2013 and foreign exchange losses of $0.4 million and $0.8 million for the years ended December 31, 2014 and 2015, respectively.

Stock‑Based Compensation

The Company recognizes compensation expense for all stock‑based awards issued to employees and directors based on estimated grant date fair values. The Company selected the Black‑Scholes option‑pricing model to determine the estimated fair value at the date of grant for stock options. The fair value of each restricted stock unit award is based on the number of shares granted and the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market. The Company elected to amortize compensation expense using the straight‑line attribution method, under which stock‑based compensation expense is recognized on a straight‑line basis over the period the employee performs the related services, generally the vesting period, net of estimated forfeitures. The Company has estimated forfeiture rates based on its historical experience and will update the rates, as necessary, in subsequent periods if actual forfeitures differ from initial estimates.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The Black‑Scholes option‑pricing model requires management assumptions regarding various factors that require extensive use of accounting judgment and financial estimates. The Company estimates the expected term for options using the simplified method, which utilizes the weighted average expected life of each tranche of the stock option, determined based on the sum of each tranche’s vesting period plus one‑half of the period from the vesting date of each tranche to the stock option’s expiration, because the Company’s options are considered “plain vanilla.” The Company computed the expected volatility using multiple peer companies for a period approximating the expected term. The risk‑free interest rate was determined using the implied yield on U.S. Treasury issues with a remaining term within the expected life of the award.

The Company accounts for stock‑based instruments and awards issued to non‑employees at fair value. Management believes that the fair value of the stock‑based awards is more reliably measured than the fair value of the services received. The fair value of each non‑employee award is re‑measured each period until a commitment date is reached, which is generally the vesting date.

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

The Company recognizes uncertain income tax positions taken on income tax returns at the largest amount that is more‑likely‑than‑not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of its income tax provision. During the years ended December 31, 2013, 2014 and 2015, we did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

Presentation of Certain Taxes

The Company collects various taxes from dealers and distributors and remits these amounts to the applicable taxing authorities. The Company’s accounting policy is to exclude these taxes from revenue and cost of revenue.

Research and Development

Research and development expenses consist primarily of personnel costs, including incentive compensation, depreciation associated with research and development equipment, contract labor and consulting services, facilities‑related costs, and travel‑related costs. Research and development costs are expensed as incurred.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Sales and Marketing

Sales and marketing costs consist primarily of dealer-directed advertising and promotions, lead generation, social media engagements and training events, tradeshow expenditures and market-specific advertising. Advertising and other promotional costs are expensed as incurred and were $0.5 million, $0.5 million, and $2.4 million for the years ended December 31, 2013, 2014, and 2015, respectively.

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This update requires that all deferred tax assets and liabilities, along with any valuation allowance, be classified as non-current on the balance sheet. As a result, each jurisdiction will only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing guidance requirement that only permits offsetting within a jurisdiction; as a result, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively by reclassifying the comparative balance sheet. The Company adopted this guidance early and applied it prospectively; therefore, prior periods were not retrospectively adjusted.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2014	2015
Finished goods	$13,324	$16,982
Component parts	888	2,575
Work-in-process	—	298
	$14,212	$19,855

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2014	2015
Computer equipment and software	$4,390	$4,799
Manufacturing tooling and test equipment	2,777	4,267
Lab and warehouse equipment	2,652	3,376
Leasehold improvements	2,357	2,949
Furniture and fixtures	2,298	2,881
Marketing equipment	662	752
	15,136	19,024
Less: accumulated depreciation	(10,047)	(12,440)
	$5,089	$6,584

Other assets consisted of the following (in thousands):

	December 31,	December 31,
	2014	2015
Deposits	$697	$933
Prepaid licensing	632	664
Other	—	53
	$1,329	$1,650

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2014	2015
Sales returns and warranty accruals	$2,019	$2,508
Compensation accruals	1,614	2,331
Other accrued liabilities	1,117	1,041
	$4,750	$5,880

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the years ended December 31, 2014 and 2015, the Company did not record significant realized gains or losses on the sales of available-for-sale investments. The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of December 31, 2014 and December 31, 2015 (in thousands):

	December 31, 2014
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$13,077	$—	$—	$13,077	$13,077	$—	$—

Level 1:
Money market funds	16,110	—	—	16,110	16,110	—	—
Subtotal	16,110	—	—	16,110	16,110	—	—

Level 2:
Asset-backed securities	4,458	—	(3)	4,455	—	—	4,455
Corporate bonds	54,321	2	(46)	54,277	—	46,726	7,551
Commercial paper	6,797	—	—	6,797	—	6,797	—
U.S. agency securities	2,503	—	—	2,503	—	—	2,503
Subtotal	68,079	2	(49)	68,032	—	53,523	14,509
Total	$97,266	$2	$(49)	$97,219	$29,187	$53,523	$14,509

	December 31, 2015
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$7,593	$—	$—	$7,593	$7,593	$—	$—

Level 1:
Money market funds	21,937	—	—	21,937	21,937	—	—
U.S. government notes	998	—	(2)	996	—	—	996
Subtotal	22,935	—	(2)	22,933	21,937	—	996

Level 2:
Asset-backed securities	6,739	—	(9)	6,730	—	—	6,730
Corporate bonds	39,195	2	(51)	39,146	—	33,156	5,990
Commercial paper	1,100	—	—	1,100	—	1,100	—
U.S. agency securities	3,506	—	(1)	3,505	—	3,505	—
Subtotal	50,540	2	(61)	50,481	—	37,761	12,720
Total	$81,068	$2	$(63)	$81,007	$29,530	$37,761	$13,716

As of December 31, 2015, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity. During the years ended December 31, 2014 and 2015, the Company did not recognize any significant impairment charges.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their fair value because of the short term nature of the accounts. The fair value of the notes payable approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company (see Note 6). As a result, the balance of the notes payable is categorized within the Level 2 fair value hierarchy.

Derivative Financial Instruments

The Company has foreign currency exposure related to the operations in the United Kingdom, Australia, as well as other foreign locations. In 2015, the Company entered into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of its subsidiaries in the United Kingdom and Australia. The foreign currency derivatives are not designated as accounting hedges. The Company recognizes these derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The Company records changes in the fair value (i.e. gains or losses) of these derivative instruments in the accompanying Consolidated Statements of Operations as Other income (expense), net. The settlement of these transactions are included in net income (loss) in the accompanying Consolidated Statements of Cash Flow.

The Company settles its foreign exchange contracts on the last day of every month. As a result, there are no assets or liabilities recorded in the accompanying Consolidated Balance Sheets related to derivative instruments as of December 31, 2015.

The following table shows the pre-tax gains (losses) of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Years Ended
		December 31,
	Income Statement Location	2013	2014	2015
Foreign exchange contracts	Other income (expense), net	$—	$—	$200

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

4. Acquisition

During the year ended December 31, 2015, the Company, through its newly formed, wholly owned subsidiary, Control4 Australia Pty., Ltd (“Control4 Australia”), completed the acquisition of Nexus, an Australia-based provider of audio/video distribution products (under the brand of “Leaf”), pursuant to a Share Sale Agreement dated January 30, 2015, by and among Control4 Australia and all of the shareholders of Nexus, under which Control4 Australia purchased all of the issued and outstanding shares of Nexus from its shareholders and Nexus became a wholly owned subsidiary of Control4 Australia. The total consideration transferred was $8.5 million in cash. Of the cash consideration, $750,000 of cash was deposited in escrow as partial security for the indemnification obligations of the Nexus shareholders pursuant to the Share Sale Agreement, which was released to the Nexus shareholders on December 18, 2015. The Company had previously sold select Leaf products to its North American dealer network. Through this acquisition, the Company believes it will be able to offer a complete array of video distribution solutions under the Control4 brand to Control4 customers worldwide, gain market share in the growing audio and video (A/V) category, and leverage Leaf’s valuable engineering expertise to develop new and innovative A/V solutions.

The Company determined the Nexus acquisition was not a significant acquisition under Rule 3-05 of Regulation S-X.

During the year ended December 31, 2014, the Company, through its wholly owned subsidiary, Control4 EMEA, LTD (“Control4 EMEA”), completed the acquisition of Extra Vegetables Limited, a company incorporated in England and Wales (“Extra Vegetables”), pursuant to a Stock Purchase Agreement dated August 28, 2014, by and among Control4 EMEA and all of the shareholders of Extra Vegetables (the “Purchase Agreement”). Extra Vegetables developed integration modules and third-party device drivers for Control4 and other third-party home automation systems.  Pursuant to the terms of the Purchase Agreement, Control4 EMEA purchased all of the issued and outstanding shares of Extra Vegetables from its shareholders (each a “Selling Shareholder,” and together, the “Selling Shareholders”) and Extra Vegetables became a wholly owned subsidiary of Control4 EMEA. Each Selling Shareholder also agreed to become an employee of Control4 EMEA or Control4. The total consideration transferred was $0.9 million in cash, which included a base purchase price of $0.7 million and $0.2 million as payment for Extra Vegetables’ net working capital.

The Company incurred $0.0 million and $1.4 million in acquisition-related expenses accounted for in general and administrative expenses and cost of revenue for the years ended December 31, 2014 and 2015, respectively. Total consideration transferred for these acquisitions was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below.  Management estimated the fair values of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations. With regards to the Nexus acquisition, due to new information obtained related to warranty and tax liabilities based on facts that existed at the acquisition date, the Company recorded measurement period adjustments to other assets acquired, goodwill, and other liabilities assumed. The net change to goodwill was an increase of $0.2 million. Had these adjustments been recorded as of the acquisition date, the Company’s cost of revenue would have decreased $0.1 million for the three months ended March 31, 2015, decreased $0.1 million for the three months ended June 30, 2015, and increased $0.2 million for the three months ended September 30, 2015, respectively.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The following reflects the Company’s final allocation of consideration transferred for fiscal 2014 and 2015 acquisitions (in thousands):

	Fiscal 2014	Fiscal 2015
	Acquisition	Acquisition
Cash	$265	$121
Inventory	. —	2,346
Other assets acquired	125	1,589
Intangible assets	596	5,030
Goodwill	211	2,780
Total assets acquired	1,197	11,866
Accounts payable	—	2,273
Taxes payable	175	—
Warranty liability	—	480
Other liabilities assumed	140	613
Total net assets acquired	$882	$8,500

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2013	$—
Current period acquisitions	231
Balance at December 31, 2014	231
Current period acquisitions	2,780
Foreign currency translation adjustment	(251)
Balance at December 31, 2015	$2,760

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to assembled workforces as well as the benefits expected from combining the Company’s research and engineering operations with the acquired company’s. For a discussion of the significant changes in goodwill, see Note 4. The Company’s goodwill is not deductible for income tax purposes.

Intangible assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of December 31, 2014 and December 31, 2015 (in thousands):

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

	December 31, 2014
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$2,597	$(1,214)	$1,383
Non-competition agreements	53	(27)	26
Total intangible assets	$2,650	$(1,241)	$1,409

	December 31, 2015
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$6,907	$(2,643)	$4,264
Customer relationships	342	(66)	276
Non-competition agreements	53	(46)	7
Total intangible assets	$7,302	$(2,755)	$4,547

For a discussion of the significant changes in intangible assets, see Note 4. The weighted average amortization period is 4.8 years for developed technology, 5.0 years for customer relationships, 2.0 years for non-competition agreements, and 4.8 years in total.

The Company recorded amortization expense during the respective periods for these intangible assets as follows: (in thousands):

	Years Ended
	December 31,
	2014	2015
Amortization of intangible assets	$491	$1,474

Amortization of finite lived intangible assets as of December 31,  2015 is as follows for the next five years (in thousands):

Amount
2016	$1,336
2017	1,155
2018	1,061
2019	918
2020	77
$4,547

6. Long‑Term Obligations

Loan and Security Agreement

In June 2013, the Company entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank (the “SVB Agreement”), which consisted of a revolving credit facility of $13.0 million (subject to certain borrowing base restrictions) and term borrowings to fund purchases of property and equipment. All borrowings under the SVB Agreement are collateralized by the general assets of the Company. Term borrowings are payable in 42 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 4.00% at December 31, 2015.

The Company did not renew the revolving credit facility upon maturity in May 2015.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The SVB Agreement contains various restrictive and financial covenants and the Company was in compliance with each of these covenants as of December 31, 2015.

Future principal payments on outstanding term borrowings as of December 31, 2015 are as follows (in thousands):

2016	727
2017	186
$913

7. Income Taxes

The domestic and foreign components of net income (loss) before income tax expense consists of the following for the periods shown below (in thousands):

	Years Ended
	December 31,
	2013	2014	2015
Income (loss) before income taxes:
Domestic	$3,633	$7,464	$(933)
Foreign	118	1,103	(451)
Total income (loss) before income taxes	$3,751	$8,567	$(1,384)

The provision for income taxes consisted of the following components (in thousands):

	Years Ended
	December 31,
	2013	2014	2015
Current:
Domestic
Federal	$64	$76	$154
State	53	52	45
Foreign	147	288	366
Total current tax expense	264	416	565
Deferred:
Domestic
Federal	1,572	1,761	822
State	44	30	5
Foreign	(16)	(5)	(296)
Valuation allowance	(1,616)	(1,791)	(828)
Total deferred tax benefit	(16)	(5)	(297)
Total income tax expense	$248	$411	$268

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Years Ended
	December 31,
	2013	2014	2015
Federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	1.1	0.4	(2.1)
Stock-based compensation	22.7	(2.1)	(80.0)
Stock warrant	6.4	—	—
Research and development credits	(18.3)	(8.1)	—
Change in valuation allowance	(42.0)	(20.6)	59.5
Non-deductible acquisition costs	—	—	(21.2)
Return to provision adjustments	(1.6)	(0.8)	10.6
Permanent items	4.0	2.9	(9.5)
Differences in foreign tax rates	2.2	(0.9)	(11.9)
Other, net	(1.9)	—	1.2
Effective income tax rate	6.6%	4.8%	(19.4)%

Deferred tax assets and (liabilities) are comprised of the following (in thousands):

	December 31,
	2014	2015
Deferred Tax Assets:
Reserves and accruals	$1,449	$1,968
Inventories	1,063	1,469
Net operating loss carryforwards	25,007	22,076
Property, plant and equipment	1,831	1,609
Intangible assets	—	428
Stock-based compensation	1,540	2,727
Research and development credit carryforwards	5,243	5,366
Other	—	73
Total deferred tax assets	36,133	35,716
Valuation allowance	(36,050)	(35,222)
Total deferred tax assets	83	494
Deferred Tax Liabilities:
Undistributed earnings of foreign subsidiaries	(56)	(109)
Intangible assets	(116)	—
Property and equipment	(16)	—
Total deferred tax liabilities	(188)	(109)
Net deferred tax asset (liability)	$(105)	$385

At December 31, 2014 and 2015, the Company had a full valuation allowance against the deferred tax assets of its domestic operations as it believes it is more likely than not that these benefits will not be realized. Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. In evaluating the ability to recover its deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company has a full valuation allowance against domestic deferred tax assets. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive domestic income, the Company may release all or a portion of the valuation allowance in a future period. This release

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

would result in the recognition of certain deferred tax assets, resulting in a decrease to income tax expense for the period such release is made. In addition, the effective tax rate in subsequent periods would increase, and more closely approximate the federal statutory rate of 34%, after giving consideration to state income taxes, foreign income taxes and the effect of exercising incentive stock options. The net valuation allowance decreased by approximately $1.8 million and $0.8 million during the years ended December 31, 2014 and 2015, respectively.

Net operating loss and tax credit carryforwards as of December 31, 2015 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$78,135	2025 - 2035
Net operating losses, state	75,926	2019 - 2033
Tax credit carryforwards, federal	6,743	2023 - 2034
Tax credit carryforwards, state	2,799	2017 - 2028
Net operating losses, foreign	20	None

Approximately $19.1  million of the net operating losses reported above represents unrecorded tax benefits for stock‑based compensation, which will be recorded in additional paid in capital when realized. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “IRC”), and similar state provisions. The Company recently performed a detailed analysis under Section 382 of the IRC to determine whether any ownership changes had occurred. The effect of an ownership change would be the potential imposition of annual limitations on the use of net operating loss carryforwards attributable to periods before the change. The detailed analysis confirmed that Section 382 ownership changes occurred on July 29, 2003 and March 27, 2007, but the Company concluded that the ownership changes do not result in any limitations regarding the utilization of net operating loss carryforwards.

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	Years Ended
	December 31,
	2013	2014	2015
Balance at the beginning of the period	$2,318	$2,943	$3,583
Current year additions	625	640	—
Balance at the end of the period	$2,943	$3,583	$3,583

No additional unrecognized tax benefits were computed for the 2015 Tax Year, pending completion of a U.S federal research and development credit tax study. Domestic research and development credits are the only source of unrecognized tax benefits.  As there are no new domestic credits, there is no current year change in unrecognized tax benefits.  As of December 31, 2015, the amount of unrecognized tax benefits that would, if recognized, impact the Company’s effective income tax rate is approximately $3.6 million.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia,  China, Germany, and India. The Company is subject to examination in the United States, the United Kingdom, Australia, Hong Kong, China, Germany, and India as well as various state jurisdictions. As of December 31, 2015, the Company was not under examination by any tax authorities. Tax years beginning in 2012 are subject to examination by tax authorities in the United States and in some states tax years as early as 2011 are subject to examination by tax authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Tax years beginning in 2011 are subject to examination by the taxing authorities in Hong Kong. Tax years beginning in 2012 are subject to examination by the taxing authorities in China and India. Tax years

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

beginning in 2013 are subject to examination by the taxing authorities in the United Kingdom. Tax years beginning in 2015 are subject to examination by the taxing authorities in Australia and Germany.

At December 31, 2015, the Company had undistributed foreign earnings of $2.7  million, which the Company intends to permanently reinvest in foreign subsidiaries in Australia and the United Kingdom. Unrecognized deferred tax liabilities of $1.0 million from temporary differences related to the investment in these foreign subsidiaries would have been taxable if the Company repatriated the foreign earnings. The Company anticipates that future overseas earnings in these jurisdictions will also be reinvested indefinitely. In accordance with the indefinite reversal criteria, the foreign currency gains recorded in other comprehensive income related to foreign currency translation in these jurisdictions have not been tax effected.

8. Equity Compensation

Stock Options

In 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Plan”), which provided for the granting of nonqualified and incentive stock options, stock appreciation rights, stock awards and restricted stock. Under the 2003 Plan, the Company was able to grant nonqualified and incentive stock options to directors, employees and non‑employees providing services to the Company. On June 11, 2013, the Company’s Board of Directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was subsequently approved by the Company’s stockholders. The 2013 Plan became effective as of the closing of the Company’s initial public offering. To the extent that any awards outstanding under the 2003 Plan are forfeited or lapse unexercised subsequent to August 1, 2013, the shares of common stock subject to such awards will become available for issuance under the 2013 Plan. The 2013 Plan provides for annual increases in the number of reserved shares of up to 5% of the outstanding number of shares of the Company’s Common Stock as of the preceding December 31. The Company and its Board of Directors decided to forego increasing the number of reserved shares on January 1, 2016, and will revisit this option for an annual increase next year.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

A summary of stock option activity for the years ended December 31, 2013, 2014 and 2015 is presented below:

				Weighted
		Weighted		Average
	Shares Subject	Average	Weighted	Remaining
	to Options	Grant Date	Average	Contractual
	Outstanding	Fair Value	Exercise Price	Life (Years)
Balance at December 31, 2013	4,905,214		$6.31
Granted	1,592,268	$9.99	18.00
Exercised	(1,512,514)		4.24
Expired	(136)		7.40
Forfeited	(133,611)		13.77
Balance at December 31, 2014	4,851,221		10.57
Granted	238,516	5.31	10.52
Exercised	(285,387)		4.87
Expired	(47,866)		13.92
Forfeited	(183,812)		14.76
Balance at December 31, 2015	4,572,672		10.72

Exercisable options at December 31, 2014	2,494,711		6.33	5.6
Vested and expected to vest at December 31, 2014	4,615,485		10.30	7.0
Exercisable options at December 31, 2015	3,185,180		8.76	5.2
Vested and expected to vest at December 31, 2015	4,466,655		10.61	6.1

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$1.96	-	3.38	2.59	222,051	0.9	222,051	0.9
$3.58	-	6.14	5.66	1,382,873	4.4	1,382,873	4.4
$6.34	-	9.94	8.32	1,006,242	6.2	810,505	5.8
$11.28	-	16.97	13.74	1,230,444	8.1	427,094	7.2
$17.66	-	22.92	20.97	731,062	7.9	342,657	7.5
				4,572,672		3,185,180

The total fair value of stock option awards vested during the year ended December 31, 2015 was $8.0 million. The following table summarizes the aggregate intrinsic‑value of options exercised, outstanding and exercisable (in thousands):

	For the Years Ended
	and as of December 31,
	2013	2014	2015
Options Exercised	$1,315	$22,668	$1,432
Options Exercisable	42,116	22,718	3,496
Options Vested and Expected to Vest	55,099	27,663	3,499

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The fair value of each option award is estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions:

	Years Ended
	December 31,
	2013			2014			2015
Expected volatility	56	-	59%	49	-	60%	51	-	55%
Expected dividends	0%			0%			0%
Expected terms (in years)	3.3	-	7.2	1.0	-	6.1	5.3	-	6.1
Risk-free rate	0.8	-	1.7%	0.3	-	2.0%	1.3	-	1.8%

Restricted stock units

A summary of restricted stock unit activity for the year ended December 31, 2015 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2014	—
Awarded	433,000	$8.18
Vested	—
Forfeited	(8,000)
Non-vested balance at December 31, 2015	425,000

The aggregate intrinsic value of unvested restricted stock at December 31, 2015 was $3.1 million.  The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s stock price of $7.27 as of December 31, 2015, which would have been received by the restricted stock award holders had all restricted stock awards been vested as of that date.

Stock-based compensation expense

Total stock‑based compensation expense has been classified as follows in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended
	December 31,
	2013	2014	2015
Cost of revenue	$63	$105	$174
Research and development	1,414	2,235	2,885
Sales and marketing	743	1,110	1,783
General and administrative	1,540	1,891	2,192
Total stock-based compensation expense	$3,760	$5,341	$7,034

At December 31, 2015, there was $11.7 million of total unrecognized compensation cost related to non‑vested stock option awards that will be recognized over a weighted‑average period of 2.4 years.  At December 31, 2015, there was $3.2 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 3.6 years.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

9. Share Repurchases

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. In February 2016, our Board of Directors authorized an extension to this repurchase program from its original end-date of May 13, 2016 to June 30, 2017, unless terminated earlier. During the year ended December 31, 2015, the Company repurchased 1,154,480 shares of common stock for $9.0 million. As of December 31, 2015, we have $11.0 million remaining to repurchase shares of common stock under this share repurchase program.

10. Related Party Transactions

For the years ended December 31, 2013 and 2014, the Company had sales agreements with companies affiliated with certain of its investors. The following table sets forth revenue from product sales to these companies (in thousands):

	Years Ended
	December 31,
	2013	2014
Company 1	$2,889	$4,108
Company 2	950	682
Company 3	426	19
Company 4	129	—
	$4,394	$4,809

As of December 31, 2014,  the Company had accounts receivable from these companies totaling $1.5 million.

For the year ended December 31, 2015, the former owner of Nexus, who was an employee of the Company, owned and operated a Control4 authorized distributorship in Dubai until September 13, 2015, when he sold the distributorship to an unrelated third party. Revenue from product sales to that distributor for the period from the acquisition date of January 30, 2015 through September 13, 2015 was $0.4 million. As of December 31, 2015, the Company did not have accounts receivable from this related party.

In addition, a member of the Company’s Board of Directors is also an officer of a company that has a product line the Company began selling in its online store in November 2015.  For the year ended December 31, 2015, Control4 recognized revenue from sales of this product line of $9,000, net of cost of revenue, consistent with the Company’s accounting policy on sales of third-party products sold through the Company’s online ordering system.  At December 31, 2015, the Company had accounts payable due to this related party of $34,000.

During the year ended December 31, 2015, the Company executed a royalty agreement with a company that has a director who is also a member of the Company’s Board of Directors.  At December 31, 2015, the Company had incurred royalty expenses of $40,000 and had accounts payable due to this related party of $40,000.

11. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space under operating leases that expire between 2016 and 2018. The terms of the leases include periods of free rent, options for the Company to extend the leases (three to five years) and increasing rental rates over time. The Company recognizes rental expense under these operating leases on a straight- line basis over the lives of the leases and has accrued for rental expense recorded but not paid.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Rental expense was approximately $1.4 million, $1.8 million and $1.9 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Future minimum rental payments required under non‑cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of December 31, 2015 (in thousands):

2016	$2,222
2017	2,044
2018	1,126
2019	91
2020	96
Thereafter	25
$5,604

Purchase Commitments

The Company had non‑cancellable purchase commitments for the purchase of inventory, which extend through June 2016 totaling approximately $38.4 million at December 31, 2015.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2015.

Legal Matters

On April 15, 2015, Intuitive Building Controls, Inc. (“IBC”), a corporation organized under the laws of Texas, filed a Complaint against the Company in the Eastern District of Texas, and the Company filed its Answer on June 10, 2015. During April 2015, IBC filed similar complaints against several other companies. IBC’s Complaint asserts that the Company’s lighting control systems, specifically including the Company’s controllers and in-wall touch screens, infringe three United States patents that IBC owns by assignment: U.S. Patent Nos. 6,118,230 (the “’230 patent”), 6,160,359 (the “’359 patent”) and 5,945,993 (the “’993 patent”). The Complaint seeks injunctive relief and monetary damages. On February 12, 2016, the court granted the parties’ joint motion to stay all action in this case pending the U.S. Patent and Trademark Office’s final written decision in its Inter Partes Review proceedings assessing the validity of certain claims of the ‘359 and ‘993 patents. Based on the Company’s preliminary investigation of the patents at issue, the Company does not believe its products infringe any valid or enforceable claim of these patents. Accordingly, the Company will continue to vigorously defend itself against IBC’s allegations, however the outcome of the defense of these claims is uncertain at this time, so the Company cannot estimate the amount of liability, if any, which could result from an adverse resolution of this matter.

On April 28, 2015, the Company received a letter from Certified Measurement, LLC ("Certified Measurement"), alleging that some of its products infringe three patents owned by assignment by Certified Measurement. The Company is conducting an investigation of the claims made by Certified Measurement regarding these three patents, and based on the preliminary results of this investigation, the Company does not believe its products infringe any valid or enforceable claim of these patents. Certified Measurement has not initiated litigation against the

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Company, but if they do the Company intends to defend itself vigorously with respect to this and any other related claims or litigation. Since no complaint has been filed and the outcome of any potential legal proceedings related to these claims is uncertain at this time, the Company cannot estimate the amount of liability, if any, which could result from an adverse resolution of this matter.

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

12. Subsequent Events

Stock Purchase Agreement with Pakedge Device & Software Inc.

On January 29, 2016, Control4 entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pakedge. Pursuant to the Purchase Agreement, Control4 acquired all of the outstanding common stock of Pakedge.

In accordance with the terms and conditions of the Purchase Agreement, Control4 agreed to acquire all of the outstanding shares of common stock of Pakedge on January 29, 2016 (the “Closing Date”) for a price of $32.0 million. After customary working capital adjustments and net of cash in Pakedge as of the Closing Date, the total purchase price is expected to be approximately $32.7 million (the “Purchase Price”). Approximately 15% of the Purchase Price will be held in escrow for up to 18 months to cover any of the Sellers’ post-Closing obligations, including without limitation any indemnification obligations that may arise. The Purchase Price was funded as follows: (i) approximately $5.0 million was financed by Control4 pursuant to its line of credit with SVB and (ii) the balance of the Purchase Price was funded by Control4’s cash and cash equivalents. In addition, Control4 committed to grant retention Restricted Stock Units (“RSUs”) to certain key employees of Pakedge upon their acceptance of employment offers with Control4. These RSUs will be granted pursuant to Control4’s 2013 Stock Option and Incentive Plan and will vest over three years.

The Company is in the process of determining the fair values of the net assets acquired and will include Pakedge’s results of operations in its financial statements with effect from the purchase date. Due to the timing of the acquisition, it is not currently practicable to include any preliminary disclosures of estimated fair values or pro forma information.

Amendment to the Silicon Valley Bank Loan Agreement

On January 29, 2016, Control4 entered into the Second Loan Modification Agreement (the “2016 Loan Amendment”) with Silicon Valley Bank, a California corporation (“SVB”), which amends that certain Amended and Restated Loan and Security Agreement dated as of June 17, 2013, between Control4 and SVB (the “2013 Loan Agreement”).

In the 2016 Loan Amendment, Control4 establishes a revolving credit facility of $30.0 million under the terms of the 2013 Loan Agreement (the “New Credit Facility”). All borrowings under the New Credit Facility are collateralized by the general assets of the Company. Amounts borrowed under the New Credit Facility are due and payable in full on the maturity date, which is January 28, 2018.  Advances made pursuant to the New Credit Facility are either: (i) Prime Rate Advances, which bear interest at the Prime Rate plus a Prime Rate Margin of either 0% or 0.25%, depending on Control4’s leverage ratio for the subject quarter, or (ii) LIBOR Rate Advances, which bear interest at the LIBOR Rate plus a LIBOR Rate Margin of either 2.50% or 2.75%, depending on Control4’s leverage ratio for the subject quarter.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Control4 paid a commitment fee of $75,000 in connection with the New Credit Facility, and will be assessed an Unused 2016 Revolving Line Facility Fee of 0.25% in any quarter where the amount of advances under the New Credit Facility is less than $15.0 million.

As a condition of the 2016 Loan Amendment, Control4 must satisfy certain financial covenants including: (i) a liquidity coverage test such that the ratio of (a) Control4’s unrestricted cash at SVB plus net billed accounts receivable to (b) Control4’s aggregate amount of outstanding obligations to SVB is at least 1.50:1.0,and (ii) an interest coverage test such that the ratio, during the subject 12-month period, of (x) Control4’s Adjusted EBITDA (as defined in the 2016 Loan Amendment) minus unfunded capital expenditures and cash taxes to (y) the actual interest payments due to SVB is at least at least 2.0:1.0. The liquidity coverage covenant is waived as long as its cash, cash equivalents and securities/investments with SVB are above $30.0 million.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act).  In assessing the effectiveness of our internal control over financial reporting as of December 31, 2015, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as an emerging growth company are exempt from this requirement.

ITEM 9B.  Other Information

None.

PART III.

We are incorporating by reference the information required by Part III of this Form 10-K from our proxy statement relating to our 2016 annual meeting of stockholders (the “2016 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by this Item will be contained in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be contained in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Service

The information required by this Item will be contained in the 2016 Proxy Statement and is incorporated herein by reference.

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

3.  Exhibits.  The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Exhibits:

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
2.1	Stock Purchase Agreement, dated January 29, 2016, by and among Control4 Corporation and Pakedge Device & Software Inc., and its stockholders on the other hand.	8-K	2.1	February 4. 2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 30, 2013
3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.4	July 1, 2013
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	July 18, 2013
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	July 1, 2013
10.2+	2003 Equity Incentive Plan and forms of award agreements thereunder.	S-1	10.2	July 1, 2013
10.3+	2013 Stock Option and Incentive Plan and forms of award agreements thereunder.	S-1	10.3	July 1, 2013
10.4+	Offer Letter to Martin Plaehn, dated August 20, 2011.	S-1	10.4	July 1, 2013
10.5+	Offer Letter to Jeff Dungan, dated August 1, 2006.	S-1	10.7	July 1, 2013

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.6+	Offer Letter to Eric Anderson, dated June 19, 2012.	S-1	10.8	July 1, 2013
10.7	Relationship Agreement, dated June 27, 2013, between the Registrant and Sanmina Corporation.	S-1/A	10.9	July 18, 2013
10.8	OEM Supply Agreement: OEM Design, dated December 3, 2010, between the Registrant and Lite-On Electronic Company Ltd.	S-1/A	10.10	July 18, 2013
10.9	Amended and Restated Loan and Security Agreement, dated June 17, 2013, between the Registrant and Silicon Valley Bank.	S-1	10.11	July 1, 2013
10.10	Lease dated June 29, 2004 by and between the Registrant and WDCI, Inc., as amended on May 24, 2006, February 25, 2011 and November 7, 2011.	S-1	10.12	July 1, 2013
10.11+	Advisor Agreement, effective as of February 28, 2013, by and between the registrant and Tom Kuhn.	S-1	10.13	July 1, 2013
10.12	Second Loan Modification Agreement, dated January 29, 2016, by and between Silicon Valley Bank and Control4 Corporation	8-K	10.1	February 4, 2016
21.1	List of Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

+Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2016	CONTROL4 CORPORATION
	By:	/s/ MARK NOVAKOVICH
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2015.

Signature	Title

/s/ MARTIN PLAEHN	President, Chairman and Chief Executive Officer (Principal Executive Officer)
Martin Plaehn

/s/ MARK NOVAKOVICH	Chief Financial Officer (Principal Financial and Accounting Officer)
Mark Novakovich

/s/ ROB BORN	Director
Rob Born

/s/ JAMES CAUDILL	Director
James Caudill

/s/ DAVID C. HABIGER	Director
David C. Habiger

/s/ JEREMY JAECH	Director
Jeremy Jaech

/s/MARK E. JENSEN	Director
Mark E. Jensen

/s/ PHIL MOLYNEUX	Director
Phil Molyneux