Form 10-Q
period 2016-03-31
CONTROL4 CORP
filed 2016-05-06
CIK 1259515

Laptop

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On April 29, 2016, 23,233,297 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,004	$29,530
Restricted cash	287	296
Short-term investments	24,002	37,761
Accounts receivable, net	20,038	21,322
Inventories	32,276	19,855
Prepaid expenses and other current assets	6,164	3,842
Total current assets	99,771	112,606
Property and equipment, net	6,663	6,584
Long-term investments	6,732	13,716
Intangible assets, net	26,945	4,547
Goodwill	16,408	2,760
Other assets	1,906	1,650
Total assets	$158,425	$141,863
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,754	$17,588
Accrued liabilities	6,672	5,880
Deferred revenue	1,299	1,099
Current portion of notes payable	584	727
Total current liabilities	29,309	25,294
Revolving credit line	5,000	—
Notes payable	135	186
Other long-term liabilities	1,230	938
Total liabilities	35,674	26,418
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 24,616,016 and 24,590,768 shares issued; 23,227,721 and 23,436,288 shares outstanding at March 31, 2016 and December 31, 2015, respectively	2	2
Treasury stock, at cost; 1,388,295 and 1,154,480 shares at March 31, 2016 and December 31, 2015, respectively	(10,757)	(9,020)
Additional paid-in capital	222,721	220,782
Accumulated deficit	(88,941)	(95,580)
Accumulated other comprehensive loss	(274)	(739)
Total stockholders’ equity	122,751	115,445
Total liabilities and stockholders’ equity	$158,425	$141,863

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Revenue	$43,035	$32,083
Cost of revenue	22,549	16,472
Gross margin	20,486	15,611
Operating expenses:
Research and development	8,479	7,995
Sales and marketing	10,135	7,367
General and administrative	4,813	4,621
Litigation settlement	400	—
Total operating expenses	23,827	19,983
Loss from operations	(3,341)	(4,372)
Other income (expense), net:
Interest, net	5	21
Other expense	(95)	(410)
Total other income (expense), net	(90)	(389)
Loss before income taxes	(3,431)	(4,761)
Income tax benefit	(10,070)	(530)
Net income (loss)	$6,639	$(4,231)
Net income (loss) per common share:
Basic	$0.28	$(0.17)
Diluted	$0.28	$(0.17)
Weighted-average number of shares:
Basic	23,335	24,344
Diluted	23,986	24,344

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Net income (loss)	$6,639	$(4,231)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	391	(180)
Net unrealized gains on available-for-sale investments, net of tax	74	25
Total other comprehensive income (loss)	465	(155)
Comprehensive income (loss)	$7,104	$(4,386)

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
	(unaudited)
Operating activities
Net income (loss)	$6,639	$(4,231)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	767	603
Amortization of intangible assets	934	325
Provision for doubtful accounts	119	71
Investment premium amortization	130	—
Stock-based compensation	1,823	1,849
Tax benefit from business acquisition	(9,824)	—
Changes in assets and liabilities:
Accounts receivable	1,576	1,716
Inventories	(6,497)	(3,389)
Prepaid expenses and other current assets	(1,175)	(375)
Other assets	(137)	47
Accounts payable	2,383	519
Accrued liabilities	(523)	(1,049)
Deferred revenue	202	86
Other long-term liabilities	(18)	(347)
Net cash used in operating activities	(3,601)	(4,175)
Investing activities
Purchases of available-for-sale investments	—	(25,500)
Proceeds from maturities of available-for-sale investments	20,362	24,095
Purchases of property and equipment	(432)	(808)
Business acquisitions, net of cash acquired	(32,155)	(8,380)
Net cash used in investing activities	(12,225)	(10,593)
Financing activities
Proceeds from exercise of options for common stock	116	491
Repurchase of common stock	(1,737)	—
Repayment of notes payable	(194)	(267)
Proceeds from revolving credit facility	5,000	—
Payment of debt issuance costs	(89)	—
Net cash provided by financing activities	3,096	224
Effect of exchange rate changes on cash and cash equivalents	204	(6)
Net decrease in cash and cash equivalents	(12,526)	(14,550)
Cash and cash equivalents at beginning of period	29,530	29,187
Cash and cash equivalents at end of period	$17,004	$14,637
Supplemental disclosure of cash flow information
Cash paid for interest	$30	$36
Cash paid for taxes	190	66
Supplemental schedule of non-cash investing and financing activities
Landlord paid tenant improvements	—	53
Net unrealized losses on available-for-sale investments	74	40

See accompanying notes to condensed consolidated financial statements (unaudited).

Control4 Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Control4 Corporation (‘‘Control4’’ or the ‘‘Company’’) is a leading provider of personalized, smart home solutions that are designed to enhance the daily lives of our customers. The Company’s solutions unlock the potential of connected devices throughout the house, making entertainment systems easier to use and more accessible, homes more comfortable and energy efficient, and families more secure. The Company was incorporated in the state of Delaware on March 27, 2003.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), and condensed consolidated statements of cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other future interim or annual period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2016. The December 31, 2015 consolidated balance sheet included herein was derived from the audited financial statements as of that date.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in the unaudited condensed consolidated financial statements.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in United States dollars, except for sales to dealers and distributors located in the United Kingdom, Canada, Australia, and the European Union, which are generally denominated in pounds sterling, Canadian dollars, Australian dollars, and the euro, respectively. There were no individual account balances greater than 10% of total accounts receivable at March 31, 2016 and December 31, 2015.

No dealer or distributor accounted for more than 10% of total revenue for the three months ended March 31, 2016 and 2015.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. There was no single foreign country that accounted for more than 10% of total revenue for the three months ended March 31, 2016 and 2015. The following table sets forth revenue from the U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Revenue-United States	$31,375	$21,217
Revenue-Canada	2,945	3,086
Revenue-all other international sources	8,715	7,780
Total revenue	$43,035	$32,083
International revenue (excluding Canada) as a percent of total revenue	20%	24%

Use of Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, sales returns, provisions for doubtful accounts, product warranty, inventory obsolescence, litigation, determination of fair value of stock options, deferred tax asset valuation allowances and income taxes. Actual results may differ from those estimates.

Product Warranty

The Company provides its customers a limited product warranty of two years, with the exception of networking products that currently have a product warranty of three years. The product warranty requires the Company, at its option, to repair or replace defective products during the warranty period at no cost to the customer or refund the purchase price. The Company estimates the costs that may be incurred to replace, repair or issue a refund for defective products and records a reserve at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed systems, the Company’s historical experience, and management’s judgment regarding anticipated rates of product warranty returns, net of refurbished products. The Company assesses the adequacy of its recorded warranty liability each period and makes adjustments to the liability as necessary. Warranty costs accrued include amounts accrued for products at the time of shipment, adjustments for changes in estimated costs for warranties on products shipped in the period, and changes in estimated costs for warranties on products shipped in prior periods. It is not practicable for the Company to determine the amounts applicable to each of these components.

The following table presents the changes in the product warranty liability (in thousands):

Warranty Liability
Balance at December 31, 2015	$1,415
Warranty costs accrued	552
Warranty claims	(234)
Balance at March 31, 2016	$1,733

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income (loss)	$6,639	$(4,231)
Denominator:
Weighted average common stock outstanding for basic net income (loss) per common share	23,335	24,344
Effect of dilutive securities—stock options and restricted stock units	651	—
Weighted average common shares and dilutive securities outstanding	23,986	24,344

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

	Three Months Ended
	March 31,
	2016	2015
Options to purchase common stock	2,695	4,815
Restricted stock units	68	-
Total	2,763	4,815

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company in fiscal year 2017, but early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the guidance in ASC 840, “Leases.” The purpose of the new standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Modified retrospective application is required. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.” The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The cumulative-effect adjustments resulting from the adoption of this guidance will be reflected in the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is permitted for certain amendments. The Company is evaluating the impact of adopting this guidance.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, deferring the effective date of this standard for one year, and is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The deferred standard allows early adoption of the standard on the original effective date of December 15, 2016. The Company is still evaluating the impact of adopting this guidance, as well as whether the Company will apply the amendments retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this update at the date of initial application. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. Among other things, ASU 2016-08 clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued Accounting Standards Update No. 2016-10, “Identifying Performance Obligations and Licensing,” which amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. The Company is currently evaluating the future impact and method of adoption of these updates with respect to the consolidated financial statements.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Finished goods	$28,525	$16,982
Component parts	3,078	2,575
Work-in-process	673	298
	$32,276	$19,855

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Computer equipment and software	$5,049	$4,799
Manufacturing tooling and test equipment	4,568	4,267
Lab and warehouse equipment	3,594	3,376
Leasehold improvements	2,965	2,949
Furniture and fixtures	2,974	2,881
Marketing equipment	752	752
	19,902	19,024
Less: accumulated depreciation	(13,239)	(12,440)
	$6,663	$6,584

Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Deposits	$642	$933
Prepaid licensing	629	664
Other	635	53
	$1,906	$1,650

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Sales returns and warranty accruals	$3,100	$2,508
Compensation accruals	2,273	2,331
Other accrued liabilities	1,299	1,041
	$6,672	$5,880

3. Financial Instruments

Fair Value Measurements

The Company’s financial assets that are measured at fair value on a recurring basis consist of money market funds and available-for-sale investments. The following three levels of inputs are used to measure the fair value of financial instruments:

Level 1: Quoted prices in active markets for identical assets or liabilities;

Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs are used when little or no market data is available.

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

Cash, Cash Equivalents and Marketable Securities

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three months ended March 31, 2016 and 2015 the Company did not record significant realized gains or losses on the sales of available-for-sale investments.

The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category, recorded as cash and cash equivalents or short- or long-term investments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$6,342	$—	$—	$6,342	$6,342	$—	$—

Level 1:
Money market funds	10,662	—	—	10,662	10,662	—	—
U.S. government notes	998	1	—	999	—	999	—
Subtotal	11,660	1	—	11,661	10,662	999	—

Level 2:
Asset-backed securities	5,334	3	—	5,337	—	28	5,308
Corporate bonds	22,887	11	(3)	22,895	—	21,473	1,424
U.S. agency securities	1,501	1	—	1,502	—	1,502	—
Subtotal	29,722	15	(3)	29,734	—	23,003	6,732
Total	$47,724	$16	$(3)	$47,737	$17,004	$24,002	$6,732

	December 31, 2015
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$7,593	$—	$—	$7,593	$7,593	$—	$—

Level 1:
Money market funds	21,937	—	—	21,937	21,937	—	—
U.S. government notes	998	—	(2)	996	—	—	996
Subtotal	22,935	—	(2)	22,933	21,937	—	996

Level 2:
Asset-backed securities	6,739	—	(9)	6,730	—	—	6,730
Corporate bonds	39,195	2	(51)	39,146	—	33,156	5,990
Commercial paper	1,100	—	—	1,100	—	1,100	—
U.S. agency securities	3,506	—	(1)	3,505	—	3,505	—
Subtotal	50,540	2	(61)	50,481	—	37,761	12,720
Total	$81,068	$2	$(63)	$81,007	$29,530	$37,761	$13,716

As of March 31, 2016, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. During the three months ended March 31, 2016 and 2015, the Company did not recognize any significant impairment charges. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their fair value because of the short term nature of the accounts. The fair value of the notes payable and the revolving credit facility approximates the carrying value based on the variable nature of interest rates and current market rates available to the Company (see Note 6). As a result, the balance of the notes payable and revolving credit facility is categorized within the Level 2 fair value hierarchy.

Derivative Financial Instruments

The Company has foreign currency exposure related to the operations in the United Kingdom, Canada, Australia, as well as other foreign locations. The Company has entered into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of its subsidiaries in the United Kingdom and Australia. The foreign currency derivatives are not designated as accounting hedges. The Company recognizes these derivative instruments as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The Company records changes in the fair value (i.e. gains or losses) of these derivative instruments in the accompanying Condensed Consolidated Statements of Operations as Other income (expense), net.

The Company settles its foreign exchange contracts on the last day of every month and enters into a new forward contract for the next month. As a result, there are no assets or liabilities recorded in the accompanying Condensed Consolidated Balance Sheets related to derivative instruments as of March 31, 2016. However, the notional principal of foreign exchange contracts for April 2016 was $10.5 million as of March 31, 2016. The Company did not enter into foreign currency forward contracts during the three months ended March 31, 2015.

The following table shows the pre-tax gains (losses) of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Three Months Ended
		March 31,
	Income Statement Location	2016	2015
Foreign exchange contracts	Other income (expense), net	$(317)	$-

4. Acquisitions

Acquisition of Pakedge Device and Software Inc.

On January 29, 2016, Control4 entered into a Stock Purchase Agreement (the “Purchase Agreement”) with

Pakedge Device and Software Inc. (“Pakedge”). In accordance with the terms and conditions of the Purchase Agreement, Control4 agreed to acquire all of the outstanding shares of common stock of Pakedge for a price of $32.0 million. After customary working capital adjustments, the total purchase price was $33.0 million, which included cash acquired of $0.8 million. In accordance with the Purchase Agreement, $5.0 million was deposited in escrow, and will be held for up to 18 months from the acquisition date, to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise.

Total consideration transferred for the Pakedge acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed, including an allocation of $0.3 million to a contingent liability for potential costs associated with regulatory compliance issues, based on their fair values at the acquisition date as set forth below. Management estimated the fair values of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations. The preliminary amount of consideration transferred is subject to potential adjustments in the event that the preliminary estimates of inventory, warranty reserves, sales return liability, contingent liability, or intangible assets are adjusted pending final valuation, and due to tax-related matters that could have a material impact on the consolidated financial statements. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

The following reflects the Company’s preliminary allocation of consideration transferred for the Pakedge acquisition (in thousands):

Pakedge
Acquisition
Cash	$843
Accounts receivable	460
Inventory	5,784
Other assets acquired	1,139
Intangible assets	23,156
Goodwill	13,519
Total assets acquired	44,901
Deferred tax liability	9,824
Warranty liability	391
Other liabilities assumed	1,688
Total net assets acquired	$32,998

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of customer relationships, trademarks/tradenames, developed technology and non-compete agreements, which had estimated fair values of $8.8 million, $4.4 million, $9.7 million and $0.3 million, respectively. The intangible assets were measured at fair value reflecting the highest and best use of nonfinancial assets in combination with other assets and liabilities using an income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using discount rates between 15% and 17%, based on the estimated internal rate of return for the acquisition and represent the rates that market participants might use to value the intangible assets based on the risk profile of the asset. The projected cash flows were determined using key assumptions such as: estimates of revenues and operating profits; capital expense investments; and the life of the product. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 8 years for the customer relationships, 12 years for the trademark/tradename, 5 years for the developed technology, and 2 years for non-compete agreements. The amortization of these intangible assets is not deductible for income tax purposes.

Goodwill

Goodwill of $13.5 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to Pakedge’s assembled workforce, strategic positioning value and the projected profits from new products and dealers. This goodwill is not deductible for income tax purposes.

Other

From the date of acquisition through March 31, 2016, the Company recorded revenue and net losses associated with Pakedge of approximately $3.2 million and $0.8 million, respectively. Additionally, the Company incurred approximately $1.0 million in total acquisition-related costs accounted for in the accompanying condensed consolidated statements of operations as cost of revenue and general and administrative expenses for the three months ended March 31, 2016. Of this amount, approximately $0.7 million is related to the step-up in inventory recorded to cost of revenue as the acquired inventory was sold.

Pro Forma Information

The unaudited pro forma information for the three months ended March 31, 2016 and 2015 presented below includes the effects of the Pakedge acquisition as if it had been consummated as of January 1, 2015, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, including adjustments related to the amortization of acquired intangible assets, stock-based compensation expense, depreciation expense, interest expense and estimated tax benefits. These adjustments are based upon information and assumptions available to us at the time of filing this Quarterly Report on Form 10-Q. The income tax benefit related to the reduction in the Company’s valuation allowance as a result of the acquisition is excluded from the pro forma information as it is non-recurring. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of Pakedge. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	Three Months Ended
	March 31,
	2016	2015
Revenue	$44,219	$36,196
Loss from operations	(5,082)	(5,236)
Net income (loss)	$(4,975)	$(4,762)
Net income (loss) per common share:
Basic	$(0.21)	$(0.20)
Diluted	$(0.21)	$(0.20)

Acquisition of Nexus Technologies Pty Ltd.

On January 30, 2015, the Company, through its wholly owned subsidiary, Control4 Australia Pty., Ltd (“Control4 Australia”), completed the acquisition of Nexus Technologies Pty Ltd. (“Nexus”), an Australia-based provider of audio/video distribution products (under the brand of Leaf), pursuant to a Share Sale Agreement dated January 30, 2015, by and among Control4 Australia and all of the shareholders of Nexus, under which Control4 Australia purchased all of the issued and outstanding shares of Nexus from its shareholders, and Nexus became a wholly owned subsidiary of Control4 Australia. The total consideration transferred was $8.5 million in cash. Of the cash consideration, $0.8 million of cash was deposited in escrow as partial security for the indemnification obligations of the Nexus shareholders pursuant to the Share Sale Agreement, which was released to the Nexus shareholders on December 18, 2015. The Company incurred $0.9 million in acquisition-related expenses accounted for in the accompanying condensed consolidated statements of operations as general and administrative expenses and cost of revenue for the three months ended March 31, 2015. Of this amount, approximately $0.3 million is related to the step-up in inventory recorded to cost of revenue as the acquired inventory was sold.

The Company determined the Nexus acquisition was not a significant acquisition under Rule 3-05 of Regulation S-X.

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2015	$2,760
Current period acquisitions	13,519
Foreign currency translation adjustment	129
Balance at March 31, 2016	$16,408

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed.

Amortizable Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$16,764	$(3,310)	$13,454
Customer relationships	9,184	(269)	8,915
Trademark/tradename	4,410	(61)	4,349
Non-competition agreements	295	(68)	227
Total intangible assets	$30,653	$(3,708)	$26,945

	December 31, 2015
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$6,907	$(2,643)	$4,264
Customer relationships	342	(66)	276
Non-competition agreements	53	(46)	7
Total intangible assets	$7,302	$(2,755)	$4,547

The weighted average amortization period for acquired technology, customer relationships, trademarks/tradenames and non-competition agreements is 4.9 years, 7.9 years, 12.0 years, and 2.0 years, respectively; and 6.8 years for all amortizable intangible assets in total.

The Company recorded amortization expense during the respective periods for these intangible assets as follows: (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Amortization of intangible assets	$934	$325

Amortization of finite lived intangible assets as of March 31, 2016 for the next five years is as follows (in thousands):

Amount
2016	$3,669
2017	4,729
2018	4,525
2019	4,371
2020	3,486
Thereafter	6,165
$26,945

6. Long-Term Obligations

Loan and Security Agreement

On January 29, 2016, Control4 entered into the Second Loan Modification Agreement (the “2016 Loan

Amendment”) with Silicon Valley Bank, a California corporation (“SVB”), which amends that certain Amended and

Restated Loan and Security Agreement dated as of June 17, 2013, between Control4 and SVB (the “2013 Loan Agreement”).

In the 2016 Loan Amendment, Control4 established a revolving credit facility of $30.0 million under the terms of the 2013 Loan Agreement (the “New Credit Facility”). All borrowings under the New Credit Facility are collateralized by the general assets of the Company. Amounts borrowed under the New Credit Facility are due and payable in full on the maturity date, which is January 28, 2018. Advances made pursuant to the New Credit Facility are either: (i) Prime Rate Advances, which bear interest at the Prime Rate plus a Prime Rate Margin of either 0% or 0.25%, depending on Control4’s leverage ratio for the subject quarter, or (ii) LIBOR Rate Advances, which bear interest at the LIBOR Rate plus a LIBOR Rate Margin of either 2.50% or 2.75%, depending on Control4’s leverage ratio for the subject quarter. As of March 31, 2016, the interest rate on the revolving credit facility equaled the prime rate of 3.50%, and Control4 had outstanding borrowings of $5.0 million under the revolving credit facility.

The 2016 Loan Amendment did not amend the term borrowing provisions of the 2013 Loan Agreement. Term borrowings are payable in 42 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 4.00% as of March 31, 2016.

The 2016 Loan Amendment contains various restrictive and financial covenants and the Company was in compliance with each of these covenants as of March 31, 2016.

7. Income Taxes

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

Income tax benefit was $10.1 million and the income tax expense was $0.5 million for the three months ended March 31, 2016 and 2015, respectively, or approximately 294% and 11% of income (loss) before income taxes, respectively. The effective tax rate for the three months ended March 31, 2016 differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, offset by the partial reversal of the Company’s valuation allowance due to the deferred tax liability that was recorded as part of the Pakedge acquisition, primarily due the differences between the book and tax basis of the acquired intangible assets. The rate is further increased by foreign income taxes, minimum state income taxes or taxes in states for which net operating loss carryforwards are not available, the U.S. federal alternative minimum tax and the impact of incentive stock options as well as other permanent differences. As of December 31, 2015, the Company’s net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $78.1 million and $75.9 million, respectively. The NOL carryforwards will expire between 2019 and 2035. In addition to the NOL carryforwards, as of December 31, 2015, the Company had U.S. federal and state research and development credit carryforwards of $6.7 million and $2.8 million, respectively, which will expire between 2017 and 2034.

Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. In evaluating the ability to recover its deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company has a full valuation allowance against domestic deferred tax assets. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive domestic income, the Company may release all or a portion of the valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets, resulting in a decrease to income tax expense for the period such release is made. In addition, the effective tax rate in subsequent periods would increase, and more closely approximate the federal statutory rate of 34%, after giving consideration to state income taxes, foreign income taxes and the effect of exercising incentive stock options.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, China, Germany, India and Serbia. The Company is subject to examination in the United States, the United Kingdom, Australia, Hong Kong, China, Germany, India and Serbia as well as various state jurisdictions. As of December 31, 2015, the Company was not under examination by any tax authorities. Tax years beginning in 2012 are subject to examination by tax authorities in the United States and in some states tax years as early as 2011 are subject to examination by tax authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Tax years beginning in 2011 are subject to examination by the taxing authorities in Hong Kong. Tax years beginning in 2012 are subject to examination by the taxing authorities in China and India. Tax years beginning in 2013 are subject to examination by the taxing authorities in the United Kingdom. Tax years beginning in 2015 are subject to examination by the taxing authorities in Australia and Germany. Tax years beginning in 2016 are subject to examination by the taxing authorities in Serbia.

8. Equity Compensation

Stock Options

In 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Plan”), which provided for the granting of nonqualified and incentive stock options, stock appreciation rights, stock awards and restricted stock. Under the 2003 Plan, the Company was able to grant nonqualified and incentive stock options to directors, employees and non-employees providing services to the Company. On June 11, 2013, the Company’s Board of Directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was subsequently approved by the Company’s stockholders. The 2013 Plan became effective as of the closing of the Company’s initial public offering. To the extent that any awards outstanding under the 2003 Plan are forfeited or lapse unexercised subsequent to August 1, 2013, the shares of common stock subject to such awards will become available for issuance under the 2013 Plan. The 2013 Plan provides for annual increases in the number of reserved shares of 5% of the outstanding number of shares of the Company’s Common Stock as of the preceding December 31. The Company and its Board of Directors decided to forego increasing the number of reserved shares on January 1, 2016, and will revisit this option for an annual increase next year.

A summary of stock option activity for the three months ended March 31, 2016 is presented below:

			Weighted
			Average
	Shares Subject	Weighted	Remaining
	to Options	Average	Contractual
	Outstanding	Exercise Price	Life (Years)
Balance at December 31, 2015	4,572,672	$10.72
Exercised	(25,248)	4.59
Expired	(31,064)	13.20
Forfeited	(18,496)	14.97
Balance at March 31, 2016	4,497,864	10.72

Exercisable options at March 31, 2016	3,301,042	9.09	5.2
Vested and expected to vest at March 31, 2016	4,412,280	10.64	5.9

The following table summarizes information about stock options outstanding and exercisable at March 31, 2016:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$2.34	-	3.59	2.74	236,980	0.8	236,980	0.8
$4.78	-	7.28	5.83	1,607,342	4.4	1,584,958	4.3
$7.49	-	11.28	9.77	1,073,896	6.2	792,572	5.7
$11.72	-	17.66	14.76	879,833	8.6	308,828	8.5
$19.56	-	22.92	21.04	699,813	7.7	377,704	7.6
				4,497,864		3,301,042

For the stock option awards vested during the three months ended March 31, 2016, the total fair value was $1.5 million. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

	For the Three Months Ended
	and as of March 31,
	2016	2015
Options Exercised	$76	$782
Options Exercisable	4,698	14,232
Options Vested and Expected to Vest	4,715	15,915

The Company did not award stock options during the three months ended March 31, 2016. The fair value of options awarded during the three months ended March 31, 2015 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2015
Expected volatility	54	-	55%
Expected dividends			0%
Expected terms (in years)			6.1
Risk-free rate	1.3	-	1.6%

Restricted stock units

A summary of restricted stock unit activity for the three months ended March 31, 2016 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2015	425,000	$8.18
Awarded	1,044,366	7.32
Non-vested balance at March 31, 2016	1,469,366	7.57

There were no restricted stock units that vested during the three months ended March 31, 2016.

Stock-based compensation expense

Total stock-based compensation expense has been classified as follows in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	$43	$47
Research and development	814	772
Sales and marketing	509	454
General and administrative	457	576
Total stock-based compensation expense	$1,823	$1,849

At March 31, 2016, there was $10.2 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 2.2 years. At March 31, 2016, there was $10.2 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 2.9 years.

9. Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. In February 2016, the Board of Directors authorized an extension to this repurchase program from its original end-date of May 13, 2016 to June 30, 2017, unless terminated earlier. During the three months ended March 31, 2016, the Company repurchased 233,815 shares for $1.7 million, and is shown in the accompanying Condensed Consolidated Balance Sheets as a reduction of Stockholders’ Equity. As of March 31, 2016, the Company has $9.2 million remaining to repurchase shares of common stock under this share repurchase program.

10. Related Party Transactions

A member of the Company’s Board of Directors is also an officer of a company that has a product line the Company began selling in its online store in November 2015.  For the three months ended March 31, 2016, Control4 recognized revenue from sales of this product line of $30,000, net of cost of revenue, consistent with the Company’s accounting policy on sales of third-party products sold through the Company’s online ordering system.  As of March 31, 2016, the Company had accounts payable due to this related party of $40,000.

The Company has a royalty agreement with a company that has a director who is also a member of the Company’s Board of Directors.  For the three months ended March 31, 2016, the Company had incurred royalty expenses of $0.1 million and had accounts payable due to this related party of $0.1 million.

11. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space under operating leases that expire between 2017 and 2020. The terms of the leases include periods of free rent, options for the Company to extend the leases (three to five years) and increasing rental rates over time. The Company recognizes rental expense under these operating leases on a straight-line basis over the lives of the leases and has accrued for rental expense recorded but not paid.

Rental expense was approximately $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of March 31, 2016 (in thousands):

2016	$2,186
2017	2,766
2018	1,539
2019	333
2020	199
Thereafter	34
$7,057

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through November 2016 totaling approximately $40.6 million at March 31, 2016.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2016, as there were no outstanding claims.

Legal Matters

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings, that if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows.

12. Subsequent Events

Australia expansion

On April 1, 2016, the Company began working directly with home automation integrators in Australia in order to capitalize on the growth of the smart home category in that country. As part of the shift from its distribution model in Australia, Control4 Corporation, through its wholly owned subsidiary, Control4 Australia Holdings Pty., Ltd, acquired customer lists and inventory from the Company’s Australian distributor for $0.9 million. Additionally, due to this development, the Company added in-country staff to handle all sales, technical support and training activities. The Company will also leverage its current operations and employees from its January 2015 acquisition of Nexus. This transition will allow integrators in Australia that become certified dealers to order products directly from the Company and, in most instances, to receive delivery within three business days. Dealers will also have access to extensive libraries of product training materials, marketing collateral and tools, as well as regional technical support.

The Company will account for this transaction in accordance with the applicable accounting guidance for business combinations and is in the process of determining the fair values of the assets acquired and liabilities assumed. Due to the timing of the acquisition, it is not currently practicable to include any preliminary disclosures of estimated fair values.

Lease amendments

In conjunction with integration activities related to Pakedge, on April 18, 2016, the Company entered into an amended lease agreement increasing the square footage of its warehouse space in Salt Lake City, Utah, from 45,000 square feet to 60,000 square feet, as well as extending the term of the lease to March 31, 2019, which was set to expire on March 31, 2017.  The additional space will allow the Company to centralize warehousing activities for the products acquired as part of the Pakedge acquisition. The new terms of the lease result in an increase to the Company’s total future lease obligations of approximately $0.7 million over the next three years.

Legal proceedings

Subsequent to March 31, 2016, the Company paid $0.4 million to resolve certain legal matters. The Company had accrued for these legal expenses as of March 31, 2016.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2016, and our condensed consolidated financial statements and the notes thereto included elsewhere in this document, as well as other documents we file with the SEC from time to time. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items including without limitation statements about the accretive effect of any acquisitions; any statements of the plans, strategies and objectives of management for future operations or growth; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends or market opportunities and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q and not give undue reliance to these forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements, except as required by law.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our business in order to provide context for the remainder of MD&A.
•

Factors and Trends Affecting our Performance. A summary of certain market factors and trends that we believe are important to our business that we must successfully address in order to continue to grow our business.

•	Key Operating and Financial Metrics. Key operating and financial metrics that we use to evaluate and manage our business.
•	Results of Operations. An analysis of our financial results comparing 2016 to 2015.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•

Non-GAAP Financial Measures. A reconciliation of certain non-GAAP financial measures used by management to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans.

•

Contractual Obligations and Off-Balance Sheet Arrangements. An overview of our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of March 31, 2016, including expected payment schedule.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Control4 is a leading provider of personalized, smart home solutions that are designed to enhance the daily lives of our customers. Our entertainment, smart lighting, comfort and convenience and safety and security solutions unlock the potential of connected devices throughout the house, making entertainment systems easier to use and more accessible, homes more comfortable and energy efficient, and families more secure. Our premium smart home and small business solutions provide consumers with the ability to integrate audio, video, lighting, temperature, security, communications, network management and other functionalities into a unified home-automation solution, customized to match their lifestyles. Our advanced software, delivered through our controller products, cloud services and user-interface product power this customized experience, enabling cohesive interoperability with thousands of connected Control4 and third-party devices in the home.

In January 2016, we acquired Pakedge, a developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business. The addition of Pakedge solutions allows us to offer innovative and integrated networking capabilities to ensure that our consumers have a system of wired and wireless connectivity enabling the uninterrupted and efficient operation of connected devices throughout the network.

Consumers purchase our smart home solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, primarily related to products installed in hotels, which is excluded from our calculation of Core revenue. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be attributable to large projects and will continue to be uneven from period to period. During the three months ended March 31, 2016, over 3,600 active direct dealers were authorized to sell and install the full Control4 line of products in the United States, Canada, the United Kingdom and 47 other countries, and we partnered with 28 distributors to cover an additional 41 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, billing and service for dealers in each of those countries. We also have an additional 1,200 dealers and 17 distributors that are currently authorized to sell our Pakedge line of products only.

We derive the vast majority of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home. We also generate revenue from the sale of annual subscriptions to our 4Sight subscription service, which allows consumers to remotely access, backup, and control their smart home solutions from their mobile devices, as well as receive e-mail and “push notification” alerts regarding activities in their home. 4Sight also allows dealers to perform remote diagnostic and programming services.

We were founded in 2003 and began shipping our products and generating revenue in 2005. Our revenue growth rates for the last five complete calendar years are shown in the following table (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Core revenue	$160.7	$144.7	$126.4	$105.6	$88.3
Core revenue growth over prior year	11%	14%	20%	20%	25%

Other revenue	$2.5	$4.1	$2.1	$3.9	$5.1
Other revenue changes over prior year	-39%	95%	-46%	-24%	28%

Total revenue	$163.2	$148.8	$128.5	$109.5	$93.4
Total revenue growth over prior year	10%	16%	17%	17%	25%

Over the past five years, we have experienced double-digit annual Core revenue growth. Our Core revenue growth during that period has been the result of a combination of both the net addition of new independent dealers and distributors to our sales channels, an increase in revenue from our existing network of independent dealers and distributors, and new products both developed internally and acquired through business combinations. We believe our ability to grow our core sales channel has been enhanced through product innovation, expansion of our product offerings and helping our independent dealers and distributors grow their business and gross margins by providing enhanced dealer installation and marketing tools. In terms of organic growth, we recently:

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

•	Announced and began selling a new line of intelligent Square Wireless Lighting products, expanding custom and retrofit lighting opportunities for our dealers in Europe and Asia;
•	Announced a new agreement with GreenSky to offer end user financing to our U.S. dealer network of over 2,700 businesses;
•

Released Control4 OS 2.8, providing an enhanced user experience for our security and media solutions, including native streaming of Pandora, Deezer and TIDAL music services and iOS compatibility with the Apple Watch;

•	Released a new line of 4K Ultra HD audio and video switches which are fully HDCP 2.2 compliant, enabling consumers to distribute video throughout their home;
•	Released Control4 OS 2.7, with enhanced functionality including HD video intercom and support for our award winning product suite, which included:
o

New gesture-capable, glass-edge, tabletop and in-wall Control4 Touch Screens, which feature a quad core CPU, HD camera, high-quality speakers and microphone, and a fast, high-resolution display providing full frame-rate HD video;

o	New wireless thermostat solution including enhanced user interface, built for comfort control and automation, and jointly developed with climate control specialist Aprilaire; and
o	New handheld system remote, which can provide instant access to entertainment and control of the entire home.

•	Released an update to our Composer Express software that simplifies installation and configuration for automated entertainment solutions; and
•

Partnered with 173 manufacturers of consumer electronics, security,  lighting and HVAC that have now adopted the Control4 Simple Device Discovery Protocol (SDDP), making it easier to connect and integrate their products with one another via the Control4 home automation platform. Manufacturers who have embraced SDDP include household names such as Dish Networks, Panasonic, Sony and TiVo.

While our historical revenue growth has been primarily organic, we have completed several acquisitions since our IPO that we believe enhanced our product offerings and positioned us for continued growth in the future. Recent acquisitions of technology and distribution-related business are as follows:

•

In January 2016, we acquired Pakedge, a developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business. Pakedge’s portfolio includes the Connect+ Platform, with wired products such as switches and routers, wireless products such as access points, as well as power management and cloud based network management technologies. Pakedge brings to Control4 deep networking expertise, innovative technologies, and a sophisticated suite of newly refreshed networking products and rich software capability;

•

In January 2015, we acquired Nexus, a developer and manufacturer of the Leaf brand of custom audio/video distribution and switching systems. We previously sold certain Leaf products under our Control4 brand and through our online ordering platform. After this acquisition, we began offering a complete line of video distribution solutions under the Control4 brand to Control4 customers worldwide, we gained market share in the growing audio and video (A/V) category, and we leveraged Nexus’s valuable engineering expertise to develop new and innovative A/V solutions;

•

In September 2014, we acquired Extra Vegetables Limited, a UK-based company that developed integration modules and third-party drivers for Control4 and other third-party home automation systems. The acquired drivers are now included in Control4’s driver database and made freely available to Control4’s independent dealers through our installation software, strengthening our interoperability strategy; and,

•

In July 2014, we acquired the home automation products and related intellectual property assets of Card Access, Inc., an engineering and technology company based in Utah. We previously sold these products through a distribution agreement with Card Access.

We plan to continue to identify, acquire and integrate strategic technologies, assets and businesses that we believe will enhance the overall strength of our business, allow us to streamline sales, technical support and training, and enhance our dealers’ ability to grow their businesses.

Historically, we have experienced seasonal variations in our revenue as a result of holiday-related factors that are common in our industry. Our revenue is generally highest in the fourth quarter due to consumers’ desires to complete home installations prior to the holiday season. We generally see decreased sales in the first quarter due to seasonal purchase tendencies of consumers as well as the impact of winter weather on new construction and travel in certain geographies. In addition, our year-over-year revenue growth on a quarterly basis is not always linear for a variety of reasons including: the timing of new product releases, the use of marketing programs to accelerate intra-quarter sales of certain products or product families, the impact of foreign currency fluctuations, and the impact of general regional economic conditions on consumer buying decisions and harsh weather that delayed or canceled building projects. We generally expect these seasonal and other trends to continue in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics.

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

Our open platform makes it easy for a broad community of original equipment manufacturer (OEM) partners to participate in our smart home ecosystem, which currently includes over 9,400 drivers and more than 1,400 SDDP-enabled products. Our broad ecosystem, which includes audio, video, lighting, temperature, network, security and communication device categories, gives consumers flexibility to integrate nearly any connectable device they have into their smart home. In addition, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest, product innovations and allows our smart home platform to grow alongside emerging technologies to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

We believe that the growth of our business and our future success are dependent upon many factors, including the rates at which consumers adopt our products and services, our ability to strengthen and expand our dealer and distributor network, our ability to expand internationally, and our ability to meet competitive challenges. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain or expand the growth of our business and improve our results of operations. These challenges include:

•

Increasing Adoption Rates of Our Products and Services. We are focused on increasing adoption rates of our products and services through enhancements to our software platform and product offerings. We intend to accomplish these enhancements through both continued investments in research and development activities and acquisitions of complementary businesses and technologies, such as Pakedge and Nexus.

•

Increasing Our Brand Awareness. We are committed to growing awareness of the Control4 and Pakedge brands among our dealers, distributors and end consumers. We believe that our investments in creating brand awareness have contributed to our revenue growth and increasing adoption of our smart home solutions. We are proud of the numerous awards we received from various industry groups and dealer consortiums, formally recognizing our commitment to excellence. In June 2015, Control4 was named as the top Whole-Home Automation brand, and Pakedge was named the top networking brand, by the “2015 CE Pro 100 Brand Analysis” report. In addition, Control4 solutions were recognized as the top brand in in the categories of whole home automation, multi-room audio, HVAC, Energy and Smart Grid Management and Access Control. Also, in June 2015, the ProSource Buying Group named Control4 the 2015 Custom Integration Vendor of the Year. In September 2015, Control4 was named the “2015 Custom Integration Vendor of the Year” by the Home Technology Specialists of America (HTSA) Buying Group. Continuing to enhance our brand is a key factor in our plans for the future.

•

Accelerating and Enhancing Lead Generation. We determined that there is an opportunity for us to play a more active role in generating and following up on leads received from our marketing efforts. Therefore, we created a small team of inside sales representatives to qualify inbound inquiries and direct them to qualified independent dealers. Our enhanced lead generation strategies have increased consultations, bids and project installations, as well as increased the number of leads we are able to pass on to our dealers.
•

Optimizing and Expanding Our North America Dealer Network. We intend to continue to optimize the performance of and expand our network of dealers in North America to ensure that we have geographic coverage and technical expertise to address our existing markets and new markets into which we plan to expand. In addition, through our acquisition of Pakedge, we increased the size of our total independent dealer network from over 3,600 active dealers to over 4,800 dealers. We intend to encourage all appropriately qualified dealers to explore both home control and networking product lines, and we plan to cross-train and cross-certify dealers in accordance with our existing standards of technical proficiency and business practices.

•

Expanding our International Dealer and Distributor Network. We believe that our future growth will depend in part on our ability to expand our dealer and distributor network outside of North America, to adapt our products and services to foreign markets, and to increase our brand awareness internationally. We continue to add field sales and service personnel to assist in the optimization of our international channels. We have moved toward a dealer-direct model in specific international regions, namely in the United Kingdom, China, India, Germany and Australia, and we will continue to evaluate opportunities in other countries.

•

Managing Competition. The market for home automation is fragmented, highly competitive and continually evolving. In addition to competing with traditional players in the luxury segment of the home automation market, including Savant, Crestron and Elan, a number of large technology companies such as Apple, Google, Amazon and Samsung offer device control capabilities among some of their own products, applications and services, and are engaged in ongoing development efforts to address the broader home automation market. In addition, managed service companies such as Comcast Xfinity and Vivint have broadened their service offerings in the traditional home automation market. Our ability to compete in the growing home automation market over the next several years will be a key factor in our ability to continue to grow our business and meet or exceed our future expectations.

Acquisition of Pakedge

In January 2016, we acquired Pakedge, a developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business. Pakedge’s portfolio includes the Connect+ Platform, with wired products such as switches and routers, wireless products such as access points, as well as power management and cloud based network management technologies. Pakedge also brings to Control4 deep networking expertise, innovative technologies, and a sophisticated suite of newly refreshed networking products and rich software capability. Like Control4, Pakedge conducted its business through a broad channel of approximately 1,700 independent dealers, of which, only one-third are currently certified dealers of the entire Control4 product line. We expect to grow Pakedge product sales through our network of more than 3,600 active Control4 dealers, and expand our combined business through the additional 1,200 Pakedge dealers.  In the first 12 weeks after the acquisition, over 370 new Control4 dealers have started purchasing and begun selling Pakedge networking products.

We intend to support the Pakedge product line for all Pakedge dealers, whether or not they become Control4 certified. We intend to grow both the Pakedge product business and the Control4 product business through our combined dealer channel of over 4,800 total active dealers. We intend to encourage all appropriately qualified dealers to explore both product lines, and we plan to actively cross-train and cross-certify dealers in accordance with our existing standards of technical proficiency and business practices. We believe Pakedge provides a significant boost to our development capabilities, our solution portfolio, and business flexibility moving forward. For 2016, we believe Pakedge will be accretive to our growth rate and gross margin, while contributing positively to our net income for the year; however, no assurance of such accretive effect can be given.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers(1)

	Three Months Ended
	March 31,
	2016	2015
Authorized dealers at the beginning of the period	2,787	2,676
Additions	99	84
Terminations	(68)	(88)
Authorized dealers at the end of the period	2,818	2,672

Number of active dealers(2)	2,794	2,614
% of active dealers(2)	99%	98%

International Direct Dealers(1)

	Three Months Ended
	March 31,
	2016	2015
Authorized dealers at the beginning of the period	901	787
Additions	44	64
Terminations	(12)	(15)
Authorized dealers at the end of the period	933	836

Number of active dealers(2)	840	718
% of active dealers(2)	90%	86%

	Three Months Ended
	March 31,
	2016	2015
Number of controllers sold	24,133	13,931
Core revenue growth	33%	2%
International core revenue as a percentage of total revenue	20%	23%

(1)

These dealer figures only include dealers authorized to sell and install the full Control4 line of products and exclude the dealers that are currently authorized to sell only the Pakedge line of products.

(2)	An “active dealer” is an authorized dealer that has placed an order with us in the trailing 12-month period.

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

As part of our normal process for developing a productive, capable dealer network, we regularly review individual dealer performance and as necessary, terminate dealer agreements where volume, technical training and performance requirements are not being fulfilled. As a result, there are times when the number of dealer terminations exceed the number of new dealer additions in North America. We view this as a healthy part of growing our customer install direct dealer channel worldwide. We continue to add new dealers, expanding both our North America and international direct dealer networks.

As a result of our traditional efforts to expand our channel, the number of active international dealers increased 17% between the three months ended March 31, 2016 and 2015, and we saw an increase of 7% in the number of active North American direct dealers during the same periods. Generally, the growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers is much lower than the North American market. Much of this growth in our international dealer network is attributed to new dealer additions in China, India and Germany. In April 2016, we started selling direct to dealers in the Australian market.  We plan to continue to monitor other markets that are currently served by a single distributor and, when we feel that those markets aren’t growing to their potential, establish direct relationships with selected dealers in these regions, which we expect would further increase our number of direct international dealers. In addition, in January 2016, we acquired Pakedge, which distributed its products through a similar dealer network. Of the approximately 1,700 total active Pakedge dealers, approximately 1,200 were new to Control4.

While we believe that we will continue to have significant international opportunities, it is difficult to anticipate the exact timing and amount of growth, particularly in new and emerging markets. Such challenges may cause our growth rate to be slower than anticipated, offsetting our efforts to expand into these emerging geographies. Divergent regional and local economic and political trends, particularly relating to new home construction and strengthening of the U.S. dollar versus certain local currencies, are examples of challenges we must address in order to continue our international expansion.  In response to a weakening Canadian dollar, starting in February 2016, we announced to our dealer network in Canada that we now offer the ability to order and pay for products in Canadian dollars versus U.S. dollars. We believe this offering will help to strengthen our long-term results in Canada while eliminating the margin and quoting uncertainty associated with volatility of foreign exchange rates for our dealers.

Number of Controllers Sold

Our controllers contain our proprietary software and provide consumers with the essential technology to enable home control, automation and personalization. The number of controllers we sell in a given period provides us with an indication of consumer adoption of our technology, though a variety of other factors may also impact controller sales variability from period to period. Our sales of controllers also create significant opportunity to sell our other products and services. Once a consumer has deployed our controller, we believe that the consumer is more likely to remain committed to our technology platform and purchase more of our products, applications and services in the future.

In January 2016, we introduced a new line of entertainment and automation controllers, the EA Series. With three separate models, our EA Series is designed and priced for projects ranging from a single-room to an entire home or estate. As a result of the launch, we saw a significant increase in controller sales in the quarter, both year-over-year and quarter-over-quarter. The increase was due in part to initial purchases by dealers for their showrooms.

During the three months ended March 31, 2016, we sold 24,133 controllers compared to 13,931 controllers sold in the same period in 2015 and 16,964 controllers sold in the fourth quarter of 2015. Controller sales for the three months ended March 31, 2016 increased 73% compared to the same period in 2015 and increased 42% compared to the fourth quarter of 2015. While demand still continues for the legacy HC Series controllers, we sold 19,628 EA Series controllers during the three months ended March 31, 2016.

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

International Revenue as a Percentage of Total Revenue

We believe that the international market represents a large and underpenetrated opportunity for us. We have established or acquired sales support offices in the United Kingdom, Australia, Germany, China, India, and Serbia. We have formed relationships with independent international dealers and distributors, and we have expanded foreign language support for our solutions. We track International revenue as a percentage of total revenue as a key measure of our success in expanding our business internationally.

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
North America Core Revenue	$33,939	$24,390
International Core Revenue	8,457	7,375
Other Revenue	639	318
Total Revenue	$43,035	$32,083
North America Core Revenue as a % of Total Revenue	79%	76%
International Core Revenue as a % of Total Revenue	20%	23%

North America Core revenue increased $9.5 million, or 39%, in the three months ended March 31, 2016, compared to the same period in 2015. International Core revenue increased $1.1 million, or 15%, in the three months ended March 31, 2016. Other revenue, which consists primarily of hospitality sales, increased $0.3 million, or 101%, during the three months ended March 31, 2016, compared to the same period in 2015.

The direct sale and fulfillment of networking products is new to our business as of January 29, 2016, when we acquired Pakedge. We generated revenue from the sale of our networking products of $3.2 million during the period from January 29, 2016 to March 31, 2016, with no similar revenue in 2015. The majority of these sales are included in North America Core revenue.

Growth in North America excluding Pakedge was 26% for the three months ended March 31, 2016, compared to the same period in 2015, and was driven in large part by the release of several new products including our EA Series controllers, with growth in all sales territories except Canada.

We continue to make investments internationally to improve our dealers’ ability to sell and install our products and believe that these investments will enable us to grow our key international markets. Notwithstanding, we believe that adverse international macro-economic conditions will continue to slow growth in certain geographies, including Canada and Latin America.

Gross Margin

As a percentage of revenue, our gross margin has been, and will continue to be, affected by a variety of factors. Our gross margin is relatively consistent across our products. Our gross margin on third-party products that we sell through our online distribution platform is higher than our gross margin on our other product sales because we only recognize our net profit on these sales as revenue. While software licensing and subscription revenue is not material for all periods presented, our gross margin is higher on software licensing and subscription revenue than it is on product sales. Our gross margin is also higher on our sales made directly through dealers than it is on our sales made through distributors. Gross margin may be negatively affected by price competition in our target markets and associated promotional or volume incentive rebates offered to our independent dealers and distributors.

In addition, in conjunction with our acquisition of Pakedge and Nexus, we were required to record acquired inventory at fair value, as determined under ASC 805, Business Combinations, resulting in a step-up in the inventory value. Such step-up is recorded through cost of goods sold when the specific inventory is sold, resulting in a negative impact to our gross margin. Also, cost of goods sold includes ongoing, periodic amortization of the acquired technology.

Gross margin for the three months ended March 31, 2016 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2016	2015
Gross margin	$20,486	$15,611
Percentage of revenue	48%	49%

As a percentage of revenue, our gross margin decreased to 48% in the three months ended March 31, 2016, from 49% during the same period in 2015. The decrease in gross margin was due primarily to amortization of the technology acquired from Pakedge and Nexus, the step-up in basis of purchased inventory, and decreases in the selling price of our products in certain foreign markets due to the strengthening of the U.S. dollar relative to certain international currencies. These factors were offset by component and other product cost reductions as well as product mix and associated pricing.

The negative effect on gross margin percentage resulting from the step-up in purchased inventory carrying value was limited to the first and second quarters of 2015 as it relates to Nexus and is expected to have an impact on the first, second and third quarters of 2016 as it relates to Pakedge, while the amortization of the acquired technology is expected to occur over the expected life of the acquired technology.

The introduction of new products, including the introduction of the EA Series of controllers in the first quarter of 2016, generally has a negative impact on gross margins as we offer discounted pricing to our dealers for demo units placed in their showrooms.

Our sales in Europe, Australia and Canada are generally priced in the pound sterling or the euro, the Australian dollar and the Canadian dollar, respectively, while our cost of goods sold is denominated in U.S. dollars. The changing value of the pound sterling, the euro, and the Australian and Canadian dollars relative to the U.S. dollar will continue to contribute to variability in our gross margin for sales in Europe, Australia and Canada.

The impact of manufacturing overhead as a percentage of revenue on our gross margin percentage varies depending on total revenue and overhead spending in a given period.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineers and product managers, including non-cash stock compensation expense. Research and development expenses also include prototyping and field-testing expenses incurred in the development of our products. We also include fees paid to agencies to obtain regulatory certifications.

Research and development expenses for the three months ended March 31, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$8,479	$7,995
Percentage of revenue	20%	25%

Research and development expenses increased $0.5 million, or 6%, in the three months ended March 31, 2016, compared to the same period in 2015. The net increase included approximately $0.7 million in expenses associated with our new networking products, offset by lower overall spending for our ongoing product development activities.

We expect our research and development expenses related to organic growth to remain relatively flat in absolute dollars for the foreseeable future as we continue to invest in the development of new solutions; however, we expect those expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related travel expenses for our sales and marketing personnel, including non-cash stock compensation expense. Sales and marketing expenses also include expenses associated with trade shows, marketing events, advertising and other marketing-related programs. We also include the amortization of certain intangible assets such as those related to our dealer network as well as those related to trademarks/tradenames.

Sales and marketing expenses for the three months ending March 31, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2016	2015
Sales and marketing	$10,135	$7,367
Percentage of revenue	24%	23%

Sales and marketing expenses increased $2.8 million, or 38%, in the three months ended March 31, 2016, compared to the same period in 2015. The increase in absolute dollars for sales and marketing expenses included $1.1 million in sales and marketing expenses associated with our new networking products as well as amortization of assets related to the Pakedge acquisition. In addition, we increased our general marketing expenses, to increase lead generation, grow our dealer and distributor networks throughout the world and deliver tools to the sales channel to support local marketing and sales lead generation.

We intend to continue to supplement our more traditional marketing programs with similar lead generation programs, including social media and pay-per-click advertising. In addition, we expect our sales and marketing expenses related to organic growth to increase slightly in absolute dollars as we continue to invest in marketing, including our consumer marketing, to increase awareness of our products and brand.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for our employees in our executive administration, finance, information systems, human resource and legal departments. Also included in general and administrative expenses are outside legal fees, audit fees, facilities expenses and insurance costs. Finally, during a period with an acquisition, we also include acquisition-related costs in general and administrative expenses.

General and administrative expenses for the three months ended March 31, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2016	2015
General and administrative	$4,813	$4,621
Percentage of revenue	11%	14%

General and administrative expenses increased $0.2 million, or 4%in the three months ended March 31, 2016, compared to the same period in 2015. The increase in absolute dollars is primarily due to increases in our salaries and wages and other administrative costs associated with running our business, including $0.2 million in transition costs associated with the Pakedge integration.

We expect our general and administrative expenses related to organic growth to increase slightly in absolute dollars as a result of growth in the business. However, we also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Litigation Settlement Expenses

Litigation settlement expenses for the three months ended March 31, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2016	2015
Litigation settlement	$400	$-
Percentage of revenue	1%	0%

During the three months ended March 31, 2016, we recorded expenses of $0.4 million to resolve certain legal matters.

Other Income (Expense)

Other income (expense) consists primarily of foreign currency transaction gains (losses) and net interest income (expense). Other income (expense) for the three months ended March 31, 2016 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2016	2015
Other income (expense)	$(90)	$(389)
Percentage of revenue	0%	-1%

Other expense decreased $0.3 million in the three months ended March 31, 2016, compared to the same period in 2015. Other expense incurred during the first quarter of 2015 is primarily related to net foreign currency losses sustained on our U.S. dollar obligations that are carried in local currency by our foreign subsidiaries. This is due to the U.S. dollar strengthening against the pound sterling, euro, and Australian dollar during the quarter, causing those U.S. dollar obligations, primarily intercompany payable to the U.S. entity, to increase in local currency resulting in increased expense.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended March 31, 2016 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2016	2015
Income tax expense (benefit)	$(10,070)	$(530)
Percentage of revenue	23%	2%

We recognized an income tax benefit of $10.1 million, or approximately 294% of income (loss) before taxes, for the three months ended March 31, 2016. The effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, partial reversal of the valuation allowance due to the deferred tax liability that was recorded as part of the Pakedge acquisition, state income taxes, foreign income taxes, U.S. federal alternative minimum tax and incentive stock options. Cash payments for taxes of $0.2 million for the three months ended March 31, 2016, are primarily related to provisional tax payments paid in Australia and state taxes paid in the U.S.

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

Liquidity and Capital Resources

Primary Sources of Liquidity

As of March 31, 2016, we had $47.9 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $33.1 million from December 31, 2015. The overall decrease in cash and cash equivalents and net marketable securities was impacted by the following:

•

We purchased Pakedge for $33.0 million in cash, net of cash acquired of $0.8 million, resulting in net cash paid of $32.2 million. In addition, we incurred approximately $1.0 million in acquisition-related expenses.

•	We established a $30.0 million credit line to fund strategic growth and borrowed $5.0 million during the three months ended March 31, 2016 to help fund the Pakedge acquisition.

•

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. For the three months ended March 31, 2016, we repurchased 233,815 shares for $1.7 million.

•

Our inventory increased by $12.4 million during the three months ended March 31, 2016, including $5.1 million in networking product line inventory.  In addition, we invested an additional $5.9 million in inventory to support other growth initiatives including the rollout of our new EA Series of controllers and the transition to direct to dealer fulfillment in Australia.

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

The following table shows selected financial information and statistics as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$17,004	$29,530
Investments, net	30,904	51,477
Accounts receivable, net	20,038	21,322
Inventories	32,276	19,855
Working capital	70,462	87,312

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at March 31, 2016 has decreased by $1.3 million, or 6% since December 31, 2015, due to collection efforts made during the first quarter. Furthermore, inventory has increased by $12.4 million from December 31, 2015 to March 31, 2016. As explained above, the increase in inventory was due primarily to the acquisition of Pakedge, buildup of inventory to support direct to dealer fulfillment in Australia and new product introductions including the EA Series controllers.

We have an asset-based, revolving credit facility of $30.0 million and at March 31, 2016, we had outstanding borrowings of $5.0 million under the New Credit Facility. Our loan agreements contain various restrictive and financial covenants and we were in compliance with each of these covenants as of March 31, 2016.

We believe that our existing cash and cash equivalents, as well as our borrowing capacity on our revolving credit facility, will be sufficient to fund our operations for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our product solutions, to fund expansion of our business, to respond to competitive pressures, or to acquire or invest in complementary products, businesses or technologies. We cannot give assurance that any additional financing will be available to us on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Cash Flow Analysis

A summary of our cash flows for the three months ended March 31, 2016 and 2015 is set forth below (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cash and cash equivalents at the beginning of the period	$29,530	$29,187
Net cash used in operating activities	(3,601)	(4,175)
Net cash used in investing activities	(12,225)	(10,593)
Net cash provided by financing activities	3,096	224
Effect of exchange rate changes on cash and cash equivalents	204	(6)
Net change in cash and cash equivalents	(12,526)	(14,550)
Cash and cash equivalents at the end of the period	$17,004	$14,637

Operating Activities

Cash used in operating activities is net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.

The decrease in cash used in operating activities of $0.6 million during the three months ended March 31, 2016 compared to the same period in 2015 is due primarily to net income, as adjusted for certain non-cash operating expenses for the period, and changes in working capital which included an increase in inventory as described above.

Investing Activities

Cash used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, business acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities increased to $12.2 million in 2016 from $10.6 million in 2015. The year-over-year increase is primarily due to the difference in cash used for business acquisitions, offset by the difference in available-for-sale investment activity. The change in the investment activity was a direct result of the business acquisition as we used the proceeds from the maturity of available-for-sale investments toward the purchase price, rather than reinvesting those funds. Despite using these funds for the business acquisition, we still have $30.9 million in net marketable securities as of March 31, 2016.

Financing Activities

Financing cash flows consist primarily of the repurchase of Control4 stock in the open market, repayment of long-term debt, borrowing against our revolving credit facility, and proceeds from the exercise of options to acquire common stock.

During the three months ended March 31, 2016, we repurchased 233,815 shares of our stock in the open market for $1.7 million. There were no similar purchases in 2015.

Net repayments on our term loan agreements were $0.2 million and $0.3 million during the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, we borrowed $5.0 million from our revolving credit facility and paid $0.1 million in financing fees related to the 2016 Loan Amendment.

During the three months ended March 31, 2016 and 2015, we received proceeds of $0.1 million and $0.5 million, respectively, from the exercise of options to purchase common stock.

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

These acquisition-related costs are included in the following categories: (i) professional service fees, recorded in operating expenses, which include third party costs related to the acquisition, and legal and other professional service fees associated with diligence, entity formation and corporate structuring, disputes and regulatory matters related to acquired entities; (ii) transition and integration costs, recorded in operating expenses, which include retention payments, transitional employee costs, earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third parties; and (iii) acquisition-related adjustments which include adjustments to acquisition-related items such as being required to record inventory at its fair value, resulting in a step-up in the inventory value, and having to reverse part of our valuation allowance in order to offset the deferred tax liability that was recorded based on differences between the book and  tax  basis  of  assets acquired and liabilities assumed. The step-up in inventory is recorded through cost of goods sold when the inventory is sold, resulting in a negative impact to our gross margin. Although these expenses are not recurring with respect to past acquisitions, we will generally incur these expenses in connection with any future acquisitions.

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

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$20,486	$15,611
Stock-based compensation expense in cost of revenue	43	47
Amortization of intangible assets in cost of revenue	649	305
Acquisition-related costs in cost of revenue	652	294
Non-GAAP gross margin	$21,830	$16,257
Revenue	$43,035	$32,083
Gross margin percentage	47.6%	48.7%
Non-GAAP gross margin percentage	50.7%	50.7%

Reconciliation of Loss from Operations to Non-GAAP Income (Loss) from Operations:
Loss from operations	$(3,341)	$(4,372)
Stock-based compensation expense	1,823	1,849
Amortization of intangible assets	934	325
Acquisition-related costs	982	886
Litigation settlements	400	—
Non-GAAP income (loss) from operations	$798	$(1,312)
Revenue	$43,035	$32,083
Operating margin percentage	(7.8)%	(13.6)%
Non-GAAP operating margin percentage	1.9%	(4.1)%

Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss):
Net income (loss)	$6,639	$(4,231)
Stock-based compensation expense	1,823	1,849
Amortization of intangible assets	934	325
Acquisition-related costs	(8,842)	886
Litigation settlements	400	—
Non-GAAP net income (loss)	$954	$(1,171)
Non-GAAP net income (loss) per common share:
Basic	$0.04	$(0.05)
Diluted	$0.04	$(0.05)
Weighted-average number of shares:
Basic	23,335	24,344
Diluted	23,986	24,344

Reconciliation of Investments to Investments, net:
Short-term investments	$24,002	$50,707
Long-term investments	6,732	18,770
Accrued investments	170	—
Investments, net	$30,904	$69,477

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet activities. We do not have any off-balance interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily debt obligations and non-cancellable operating leases.

Our contractual cash obligations at March 31, 2016 are as follows:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Long-term debt obligations, including interest(1)	$736	$546	$190	$—	$—
Revolving credit facility	5,000	—	5,000	—	—
Operating lease obligations	7,057	2,920	3,654	483	—
Purchase commitments	40,564	40,564	—	—	—
Total contractual obligations	$53,357	$44,030	$8,844	$483	$—

(1)

Interest was calculated on outstanding borrowings at the date indicated in the table above and assumes the rate remains constant during the following years. The New Credit Facility has a variable rate of interest of prime or LIBOR plus 2.50%, as selected by us. The variable rate was 3.50% at March 31, 2016. Term borrowings are payable in equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 4.00% at March 31, 2016.

Furthermore, in conjunction with integration activities related to Pakedge, on April 18, 2016, we entered into an amended lease agreement increasing the square footage of its warehouse space in Salt Lake City, Utah, from 45,000 square feet to 60,000 square feet, as well as extending the term of the lease to March 31, 2019, which was set to expire on March 31, 2017.  The new terms of the lease result in an increase to our total future lease obligations of approximately $0.7 million over the next three years.

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

Our critical accounting policies and estimates are detailed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K as filed with the SEC on February 16, 2016. None of our critical accounting policies and estimates have changed significantly since that filing. The acquisition of Pakedge did not significantly impact our critical accounting policies and estimates because their accounting policies and procedures were aligned with ours. However, the acquisition did result in an increase to our warranty reserves since Pakedge currently offers a product warranty of three years compared to the warranty of two years historically offered by Control4.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures are detailed in Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report on Form 10-K as filed with the SEC on February 16, 2016. Other than our interest rate risk described below, our market risk has not changed significantly since that filing.

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of March 31, 2016, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.2 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings, that if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of March 31, 2016, we had an accumulated deficit of $88.9 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset any increased expenses, we will not be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

The market for home automation is fragmented, highly competitive and continually evolving. A number of technology companies, including industry leaders such as Apple, Google, Amazon and Samsung, offer device control capabilities among some of their own products, applications and services and are engaged in ongoing development efforts to address the broader home automation market. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer superior products and services. Additionally, these and other companies may further expand into our industry by developing their own solutions or by acquiring other providers. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control and automation capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service offers residential security, energy and automation services and Vivint has recently made a significant effort to market additional smart home services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

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

Providers of luxury integrated installations with long operating histories, established markets, broad user bases and proven consumer acceptance, may be successful in expanding in the mainstream home automation market, or otherwise compete against our solutions, which may harm our growth and future prospects.

Many companies with which we directly compete have been operating in this industry for many years and as a result, have established significant name recognition in the home automation industry. For example, Crestron, a provider of luxury integrated installations, has been in business for over 40 years and has become an established presence in the home automation industry. Another provider of luxury integrated installations is Savant Systems. Given the strong growth potential of the market, we expect there to be many new entrants in the future. To the extent these providers are able to develop more affordable or attractive products or otherwise compete with our solutions across any of our target demographics, our growth may be constrained and our business could suffer.

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

We sell our solutions through independent dealers and distributors. These dealers and distributors work with consumers to design, install, update and maintain their home automation installations. While we are able to track orders from dealers and distributors and have access to certain information about the configurations of the Control4 systems they install that we receive through our controllers, we also rely on these dealers and distributors to provide us with information about consumer behavior, product and system feedback, consumer demographics, buying patterns and information on our competitors. We use this channel sell-through data, along with other metrics, to assess consumer demand for our solutions, develop new products, adjust pricing and make other strategic business decisions. Channel sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be complete or accurate. In addition, to the extent we collect information directly from consumers, for example through surveys that we conduct, the consumers who chose to supply this sell-through data self-select and vary by geographic region and from period to period, which may impact the usefulness of the results. If we do not receive consumer information on a timely or accurate basis, or if we do not properly interpret this information, our ability to quickly react to market changes and effectively manage our business may be harmed.

Our quarterly results of operations have fluctuated and may continue to fluctuate. As a result, we may fail to meet or exceed the expectations of investors or securities analysts, which could cause our stock price to decline.

Our quarterly revenue and results of operations have fluctuated and may continue to fluctuate as a result of a variety of factors, many of which are outside of our control. In the past when our quarterly revenue or results of operations have fallen below the consensus expectations of securities analysts, the price of our common stock has declined. If our quarterly revenue or results of operations fall below the consensus expectations of investors or securities analysts in the future, the price of our common stock could decline again, perhaps substantially. Fluctuations in our results of operations may be due to a number of factors, including but not limited to:

•	Demand for and market acceptance of our solutions;

•	Our ability to continue to develop and maintain relationships with productive independent dealers and distributors and incentivize them to continue to market, sell, install and support our solutions;

•	The ability of our contract manufacturers to continue to manufacture high-quality products, and to supply sufficient products to meet our demands;

•	The timing and success of acquisitions, new product introductions or upgrades by us or by our competitors;

•	The strength of regional, national and global economies;

•	The strengthening of the U.S. dollar relative to other currencies and the impact this has on dealer and distributor margins and their ability to competitively sell our products to consumers;

•	The impact of harsh seasonal weather, natural disasters or manmade problems such as terrorism;

•	Changes in our business and pricing policies, or those of our competitors;

•	Competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	The impact of seasonality on our business;

•	A systemic impairment or failure of one or more of our products that erodes dealer and/or end user confidence;

•	Political or regulatory changes in the markets in which we operate;

•	The cost and availability of component parts used in our products;

•	Aggressive business tactics by our competitors, including: selling at a discount, offering products on a bundled basis at no charge, extensive marketing efforts, and providing financing incentives;

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

If we are unable to develop new solutions, sell our solutions into new markets, or further penetrate our existing markets, our revenue may not grow as expected.

Our ability to increase sales will depend in large part on our ability to enhance and improve our solutions, to introduce new solutions in a timely manner, to sell into new markets, and to further penetrate our existing markets. The success of any enhancement or new product or solution depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, the ability to attract, retain and effectively train product development, sales and marketing personnel (among others), the ability to develop relationships with independent dealers and distributors and the effectiveness of our marketing programs. Any new product or solution we develop or acquire may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our solutions, including new vertical markets and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet consumer demand. Moreover, we are frequently required to enhance and update our solutions as a result of changing standards and technological developments, which makes it difficult to recover the cost of development and forces us to continually qualify new solutions with our consumers. If we are unable to successfully develop or acquire new solutions, enhance our existing solutions to meet consumer requirements, sell solutions into new markets, or sell our solutions to additional consumers in our existing markets, our revenue may not grow as expected or it may decline.

Our success depends, in part, on our ability to develop and expand our global network of independent dealers and distributors.

As of March 31, 2016, we have developed a global network of over 3,600 active direct dealers and 28 distributors authorized to sell, install and support our complete solution set. In addition, we have over 1,200 dealers and 17 distributors authorized to sell only our Pakedge branded networking solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of mainstream consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain the relationships with our existing dealers, including dealers we added as a result of our acquisition of Pakedge, our business could be harmed.

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

Our independent dealers and distributors may be unsuccessful in marketing, selling, installing and supporting our products and services. If we are unable to develop and maintain effective sales incentive programs for our dealers and distributors, we may not be able to incentivize them to sell our products to consumers. Our dealers and distributors may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales, and support of such competitive products. Our dealers and distributors may have incentives to promote our competitors’ products to the detriment of our own, or may cease selling our products altogether. Our agreements with our dealers and distributors may generally be terminated for any reason by either party with advance notice. We cannot assure that we will retain these dealers and distributors, or that we will be able to secure additional or replacement dealers and distributors. For example, in February 2015, we announced that we were transitioning from a single distributor to a direct to dealer sales model in Germany, and in February 2016, we announced a similar transition in Australia. While we believe that these actions will ultimately have a positive impact on sales and profitability in those regions, they may also create disruption in the established channels and our sales may be impacted in connection with this or any similar change in our sales process in the future.

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

We are in the process of growing our relationships with strategic partners in order to increase awareness of our solutions and to attempt to reach markets that we cannot currently address cost-effectively. If these relationships do not develop in the manner we intend, our future growth could be impacted. Any loss of a major partner or distribution channel or other channel disruption could harm our results of operations and make us more dependent on alternate channels, damage our reputation, increase pricing and promotional pressures from other partners and distribution channels, increase our marketing costs, or harm buying and inventory patterns, payment terms or other contractual terms.

If we do not maintain the compatibility of our solutions with third-party products and applications that our consumers use, demand for our solutions could decline.

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of music, video, lighting, temperature and security, and we benefit from our relationships with partners that allow our system to provide integrated and extensible control of over 9,400 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including through the provision of application programming interfaces, proxies and drivers that enable data to be transferred readily between our solutions and third-party products and applications, demand for our solutions could decline and we could lose sales. We will also be required to make our solutions compatible with new or additional third-party products and applications that are introduced into the markets that we serve. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

Our inability to adapt to technological change and implement technological and aesthetic enhancements to our products could impair our ability to remain competitive.

The market for home automation and control solutions is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. Our ability to attract new consumers and increase revenue from existing consumers will depend in significant part on our ability to anticipate changes in industry standards and to continue to enhance or introduce existing solutions in a timely basis to keep pace with technological developments. This is true of all of our products, but is particularly important with respect to our user interface and other products that our consumers interface with directly. Similarly, if any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices, which could impact sales and decrease our market share. Any delay or failure in the introduction of new or enhanced solutions could harm our business, results of operations and financial condition.

We currently rely on contract manufacturers to manufacture our products and on component vendors to supply parts used in our products. The majority of our components are supplied by a single source. Any disruption in our supply chain, or our failure to successfully manage our relationships with our contract manufacturers or component vendors could harm our business.

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the three months ended March 31, 2016, two contract manufacturers, Sanmina and LiteOn, manufactured approximately 48% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social and legal uncertainties that may harm our relationships with them. If we fail to manage our relationships with our contract manufacturers, component vendors or shipping partners effectively, or if our contract manufacturers, component vendors or shipping partners experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’, component vendors’ or shipping partners’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers, component vendors, or shipping partners we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

Growth of our business will depend on market awareness and a strong brand, and any failure to develop, maintain, protect and enhance our brand would hurt our ability to retain or attract consumers.

Because of the early stage of development of the mainstream home automation market, we believe that building and maintaining market awareness, brand recognition and goodwill is critical to our success. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaigns to further promote our brand, this effort may not be successful. Our efforts in developing our brand may be affected by the marketing efforts of our competitors, negative publicity and social media commentary, and our reliance on our independent dealers, distributors and strategic partners to promote our brand effectively. If we are unable to cost-effectively maintain and increase positive awareness of our brand, our business, results of operations and financial condition could be harmed.

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

In addition to failures due to product defects, because our solutions are installed by independent dealers, if they do not install or maintain our solutions correctly or if the underlying network or infrastructure in a home or business is not sufficiently robust, our solutions may not function properly. If the improper installation or maintenance of our solutions leads to service failures of a product or solution, we could experience harm to our branded reputation, claims by our consumers, dealers, distributors, strategic partners or developers or lost revenue during the period required to address the cause of the problem, each of which could harm our business, results of operations and financial condition.

Any defect in, or disruption to, our solutions could cause consumers to remove their products, not to purchase additional products from us, prevent potential consumers from purchasing our solutions, or harm our reputation. The nature of the solutions we provide, including our interface with home security solutions, may expose us to greater risks of liability for system failure or even installation errors by our independent dealers than may be inherent in other businesses. Substantially all of our dealer agreements contain provisions limiting our liability to dealers and our consumers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot be sure that these limitations will be enforced, and defending a lawsuit, regardless of its merit, could be costly, divert management’s attention, affect our ability to obtain or maintain liability insurance on acceptable terms and could harm our business. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. Although we currently maintain some warranty reserves, we cannot be sure that these warranty reserves will be sufficient to cover future liabilities. Furthermore, we may be required to indemnify our dealers, distributors and partners against certain liabilities they may incur as a result of defects of our products.

Our recently acquired networking solutions business may be harmed if users perceive our solution as the cause of a slow or unreliable network connection, or in the event of a high-profile network failure, even though certain technical problems experienced by users may not be caused by our products.

Our networking solutions have been deployed in many different locations and user environments and are capable of providing connectivity to many different types of Wi-Fi-enabled devices operating a variety of applications. The ability of our products to operate effectively can be negatively impacted by many different elements unrelated to our products. For example, a user’s experience may suffer from an incorrect setting in a Wi-Fi device. Although certain technical problems experienced by users may not be caused by our products, users often may perceive the underlying cause to be a result of poor performance of the wireless network. This perception, even if incorrect, could harm our business and reputation. Similarly, a high-profile network failure may be caused by improper operation of the network or failure of a network component that we did not supply, but users and other service providers may perceive that our products were implicated, which, even if incorrect, could harm our business, operating results and financial condition.

Failure to maintain the security of our information and technology networks, including information relating to our dealers, distributors, partners, consumers and employees, could adversely affect our business. Furthermore, without limiting the preceding sentence, if security breaches in connection with the delivery of our products and services allow unauthorized third parties to obtain control of or otherwise access consumers’ networks or appliances, our reputation, business, results of operations and financial condition could be harmed.

The legal, regulatory and contractual environment surrounding information security, privacy and fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber- criminals around the world. We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information, including financial information, from and pertaining to our dealers, distributors, partners, consumers and employees. The protection of dealer, distributor, partner, consumer and employee data is important to us, and we devote significant resources to addressing security vulnerabilities in our products and information technology systems. However, the security measures that we put in place cannot guarantee security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or dealer negligence, error, malfeasance, or other vulnerabilities. Cyber security attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack, or fail to invest sufficient resources in security measures. We have and will continue to experience cyber-attacks, and we cannot be certain that advances in cyber-capabilities or other developments will not permit compromise or breach the technology protecting the networks that access our products and services and repositories where we store this information.

We have acquired a number of companies over the years and may continue to do so in the future. While we make significant efforts to address any information technology security issues with respect to our acquisitions, we may still inherit such risks when we integrate the acquired products and systems.

In addition, consumers can use our tools to access their automation systems remotely, and certain of our employees and independent dealers can access and update certain of our products and services through the Internet. Security breaches by third parties or by, or originating from, one or more of our dealers, distributors or employees, that allow unauthorized third parties to obtain control of our consumers’ appliances through our products or to obtain, collect, use or disclose any the personal data of consumers, could harm our reputation, business, results of operations and financial condition. Furthermore, although we do not recommend or approve of port forwarding for remote access to our solutions, certain of our dealers have in the past and may in the future enable port forwarding, which could create security vulnerabilities in a consumer’s home network. If a security breach occurs, our reputation, business, results of operations and financial condition could be harmed. In addition, even the perception that there is a security risk associated with home automation devices generally, or that we or our dealers, distributors or employees have improperly used our technology or mishandled personal information, could have a negative effect on our business. This negative perception may be increased in the event of a security breach or cyber-attack impacting one of our competitors or their products and services.

Additionally, we design and sell solutions that allow our customers to wirelessly access sensitive data on their network and to remotely manage and operate devices and applications that contain, transmit and store a variety of information.  We use data encryption and other security measures to protect our internal systems and data, and we include various security mechanisms in our products and services, but these security measures cannot provide absolute protection against breaches and attacks.

Though it is difficult to determine what harm may directly result from any specific interruption or security breach, any failure or perceived failure to maintain performance, reliability, security and availability of systems or the actual or potential theft, loss, fraudulent use or misuse of our products or associated confidential information, including personally identifiable data of a dealer, distributor, partner, consumer, and employee, could result in:

•

harm to our reputation or brand, which could lead some consumers to stop using certain of our products or services, reduce or delay future purchases of our products or services, use competing products or services, or materially and adversely affect the overall market perception of the security and reliability of our services and home automation products generally;

•	individual and/or class action lawsuits, which could result in financial judgments against us and that would cause us to incur legal fees and costs;

•	legal or regulatory enforcement action, which could result in fines and/or penalties and which would cause us to incur legal fees and costs; and/or

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

We have little recurring revenue or backlog, and our revenue is generated from orders of our solutions from new and existing consumers, each of which may cause our quarterly results to fluctuate. In addition, we may experience seasonality in the sales of our solutions. Historically, our revenue is generally highest in the fourth quarter and lowest in the first quarter. Seasonal variations in our sales may lead to significant fluctuations in our cash flows and results of operations on a quarterly basis.

We may not generate significant revenue as a result of our current research and development efforts.

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the three months ended March 31, 2016, we spent $8.5 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

Our strategy includes pursuing acquisitions and our potential inability to successfully integrate newly-acquired technologies, assets, businesses, or personnel may harm our financial results.

We believe part of our growth will be driven by acquisitions of other companies or their technologies, assets and businesses. For example, we acquired Nexus in January 2015 and Pakedge in January 2016. These acquisitions and any future acquisitions we complete will give rise to risks, including:

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

Fully integrating an acquired technology, asset, business, or personnel into our operations may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with such acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital needs, or could cause fluctuations in our quarterly and annual results of operations.

Acquisitions could include significant goodwill and intangible assets.  The amortization of such intangible assets would reduce our profitability and there may be future impairment charges that would reduce our stated earnings. We may incur significant costs in our efforts to engage in strategic transactions and these expenditures may not result in successful acquisitions.

Future acquisitions of technologies, assets or businesses, that are paid for partially or entirely through the issuance of stock or stock rights, could dilute the ownership of our existing stockholders.

We expect that the consideration we might pay for any future acquisitions of technologies, assets or businesses could include stock, rights to purchase stock, cash or some combination of the foregoing. If we issue stock or rights to purchase stock in connection with such future acquisitions, net income (loss) per share and then-existing holders of our common stock may experience dilution.

We may pursue business opportunities that diverge from our current business model, which may cause our business to suffer.

We may pursue business opportunities that diverge from our current business model, including expanding our solutions, investing in new and unproven technologies, and expanding our sales channels, including through acquisitions such as our recent acquisition of Pakedge and its networking technologies. We can offer no assurance that any such new business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could reduce operating margins and require more working capital, or materially and adversely affect our business, financial condition, results of operations and cash flows.

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

As of December 31, 2015, our net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $78.1 million and $75.9 million, respectively. In addition to the NOL carryforwards, as of December 31, 2015, we had U.S. federal and state research and development credit carryforwards of $6.7 million and $2.8 million, respectively. While we have generated profits at times in the past, there is no assurance that we will be able to generate sufficient taxable income to utilize our NOLs before they expire.

If we are unable to manage our growth and diverse and complex operations, our reputation in the market and our ability to generate revenue from new or existing consumers may be harmed.

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be harmed. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and consumer base have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our plan to continue to expand our headcount and operations may depend on, among other things:

•	Maintaining institutional knowledge by retaining and expanding the core competencies critical to our operations in our senior management and key personnel;

•	Increasing the productivity of our existing employees;

•	Attracting, training, motivating and retaining our employees, particularly our technical employees, senior management and key personnel;

•	Maintaining existing productive relationships and developing new productive relationships with independent contract manufacturers, dealers and distributors;

•	Improving our operational, financial and management controls; and

•	Improving our information reporting systems and procedures.

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

Given the complex nature of the technology on which our business is based and the speed with which such technology advances, our future success is dependent, in large part, upon our ability to attract and retain highly qualified executive, managerial, engineering, and sales and marketing personnel. Competition for talented personnel is intense, and we cannot be certain that we can retain our executive, managerial, engineering, and sales and marketing personnel, or that we can attract, assimilate or retain such personnel in the future. Our inability to attract and retain such personnel could harm our business, results of operations and financial condition.

Downturns in general economic and market conditions, including but not limited to downturns in housing markets and reductions in consumer spending, may reduce demand for our solutions, which could harm our revenue, results of operations, financial condition and cash flows.

Our revenue, results of operations and cash flows depend on the overall demand for our solutions, which can be significantly reduced in economic environments characterized by market and interest rate volatility, decreased consumer confidence, high unemployment, declines in residential remodeling and housing starts, fluctuating exchange rates, and diminished growth expectations in the U.S. economy and abroad. During periods of weak or unstable economic and market conditions, providers of products and services that represent discretionary purchases are disproportionately affected. In addition, during these periods, the number of independent dealers and distributors may decline as the prospects for home building and home renovation projects diminish, which may have a corresponding impact on our growth prospects. Furthermore, during challenging economic times consumers may face issues in gaining timely access to sufficient credit, which could impair their ability to make timely payments. There is also an increased risk during these periods that an increased percentage of our dealers will file for bankruptcy protection, which may harm our reputation, revenue, profitability and results of operations. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular geography or industry. Any downturns in the general economic conditions of the geographies and industries in which we operate, or any other factors negatively impacting housing markets or consumer spending, could materially and adversely impact our revenue, results of operations, financial condition and cash flows.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, allowance for doubtful accounts, inventories, product warranties, income taxes and stock-based compensation expense. Our results of operations may be harmed if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.

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

Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. For example, beginning in 2014, Google Inc. acquired Nest Labs, a manufacturer of thermostats and smoke detectors; Nest Labs acquired Dropcam, a home-monitoring camera company; Apple Inc. introduced HomeKit, a framework for communicating with and controlling connected devices in a user’s home; and Samsung Electronics Co., Ltd. acquired home automation startup, SmartThings. Transactions such as these, as well as any additional consolidations, acquisitions, alliances or cooperative relationships, or new product introductions by companies in our industry, could lead to pricing pressure, reduce our market share or result in a competitor with greater financial, technical, marketing, service and other resources than ours, all of which could harm our business, results of operations and financial condition.

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

Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act, and we continue to take advantage of the exemptions available to us through the JOBS Act. Our auditors will be required to formally opine on the effectiveness of our internal controls no later than our Form 10-K for the fiscal year ended December 31, 2018.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Sanmina and LiteOn, two of our contract manufacturers that manufactured 48% of our inventory purchases for the three months ended March 31, 2016, have manufacturing facilities located in China. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in those regions may delay or forego purchases of our solutions from dealers and distributors, which may harm our results of operations for a particular period. In addition, acts of terrorism, including cyber terrorism or crime, could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

Global or regional economic, political and social conditions could harm our business and results of operations.

External factors such as potential crime, terrorist attacks, acts of war, financial crises, trade friction or geopolitical and social turmoil in those parts of the world that serve as markets for our solutions, such as Europe, Asia or elsewhere, could harm our business and results of operations. These uncertainties may cause our consumers to reduce discretionary spending on their home and make it difficult for us to accurately plan future business activities. More generally, these geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. We are not insured for losses or interruptions caused by terrorist acts or acts of war. The occurrence of any of these events or circumstances could harm our business and results of operations.

Failure to comply with laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer privacy and protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. As we continue to market and sell products in new jurisdictions, we may become subject to additional rules and regulations, and these regulatory requirements may be different from or more stringent than those in the United States and Europe. While we have obtained these certifications for many of our products currently sold in these new jurisdictions, we continue to work towards full compliance for all of our products sold. Delays in meeting, or failure to meet, these certification standards may cause us to miss market opportunities and may hinder us from entering and selling our products in those markets. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enjoinders of future shipments, mandatory product recalls, seizures, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, results of operations and financial condition.

In addition, we have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information (“PII”), by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice (“ECJ”), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) that the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be an adequate method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. We anticipate that the tentative agreement with respect to a new EU – U.S. Privacy Shield announced on February 2, 2016 may provide a workable framework for the transfer of PII, but until this new privacy framework is adopted and additional details and guidance are released, uncertainty remains. In the meantime, we continue to explore options to legitimize certain data transfers from the European Economic Area, including without limitation adopting model contractual clauses with certain suppliers, and looking for suppliers that house data in the European Economic Area. We may be unsuccessful in establishing legitimate means of transferring certain data from the European Economic Area, and we are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. We may find it necessary to establish additional systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state, federal or other regulatory action if they are found to be deceptive or misrepresentative of our practices.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are required to adhere to certain reporting and other requirements regarding the use of certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in our products. Some of these metals are commonly used in electronic equipment and devices, including our products. These requirements require that we investigate, disclose and report whether or not any such metals in our products originated from the Democratic Republic of Congo or adjoining countries. We do not directly source any of our own raw conflict minerals, rather we have an extremely complex supply chain, with numerous suppliers, many of whom may not be obligated to investigate their own supply chains, for the components and parts used in each of our products. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products and other potential changes to products or sources of supply as a consequence of such verification activities. Because these regulations are new, we and the companies comprising our supply chain each have a limited history of investigating, disclosing and reporting use of these minerals, and there is a limited history of regulatory guidance regarding compliance with these requirements. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all relevant metals used in our products through the due diligence procedures that we implement, which may harm our business reputation. We may incur reputational damage if we determine that any of our products contain minerals or derivative metals that are not conflict free or if we are unable to sufficiently verify the source for all conflict minerals used in our products through the procedures we may implement. Furthermore, key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely affect our business, financial condition or operating results.

Health care reform could increase our cost of labor

In March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was signed into U.S. law. The ACA is comprehensive U.S. health care legislation that includes provisions that subject us to potential penalties unless we offer certain employees minimum essential health care coverage that is affordable and provides minimum value. Recent changes, especially the employer mandate and employer penalties that became effective January 1, 2015, may increase our labor costs significantly in future years. In order to comply with the employer mandate provision of the ACA, we offer health care coverage to all applicable employees eligible for coverage under the ACA. Designating employees as eligible is complex, and is subject to challenge by employees and the Internal Revenue Service. While we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may harm our business or reputation. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to the ACA.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our results of operations and our ability to attract and retain qualified executives and board members.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, as well as rules implemented by the Securities and Exchange Commission (“SEC”), The NASDAQ Stock Market LLC, and other applicable securities or exchange-related rules and regulations. In addition, our management team has also had to adapt to the requirements of being a public company. Complying with these rules and regulations substantially increases our legal and financial compliance costs and makes some activities more difficult, time consuming or costly. These compliance requirements and costs will increase once we are no longer an “emerging growth company,” as defined in the JOBS Act.

Government regulations of wireless networking in the United States or internationally may result in unanticipated costs and failure to comply with such laws and regulations could harm our business.

Our wireless communication and networking products operate through the transmission of radio signals and radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies, including the Federal Communications Commission (“FCC”), and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions.  As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and our compliance with these regulations and standards may become more burdensome. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.  In addition, dealer and end user uncertainty regarding future policies may also affect demand for wireless networking products, including our products.

Risks Related to Our International Operations

In recent years, a significant amount of our revenue has come from sales outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.

We have a limited history of marketing, selling, installing and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 20% of our total revenue for the three months ended March 31, 2016, and we expect that percentage to grow in the future.  As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

•	Fluctuations in currency exchange rates;

•	Unexpected changes in foreign regulatory requirements;

•	Longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	Difficulties in managing and staffing international operations, including differences in labor laws, which may result in higher personnel-related liabilities and expenses;

•	Potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

•	Localization of our solutions and other materials, including translation into foreign languages and associated expenses;

•	Localization of applicable agreements under applicable foreign law and differing legal standards and risks;

•

The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to privacy, the transfer of personal information across borders, and data security and limitations on liability;

•	Increased financial accounting and reporting burdens and complexities;

•	Political, social and economic instability abroad, terrorist attacks and security concerns in general, including crime and cyber security; and

•	Reduced or varied protection for intellectual property rights in some countries.

The impact of any one of these could harm our international business and, consequently, our results of operations generally. Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing, acquiring or integrating operations and personnel in other countries will produce desired levels of revenue or profitability.

Due to the global nature of our business, we could be harmed by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or similar anti-corruption laws in other jurisdictions in which we operate, or various international trade and export laws.

The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. In addition, U.S.-based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-corruption laws may conflict with local customs and practices. Although we periodically train our employees and agents about these anti-corruption laws, we cannot assure that our training is effective in reducing the risks attendant to such anti-corruption laws. Our global operations require us to import from and export to several countries, which geographically stretches our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs, which could harm our business, financial condition and results of operations. Our employees or other agents may engage in prohibited conduct and render us responsible under the FCPA, the

U.K. Bribery Act or similar anti-corruption laws. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could harm our business.

Risks Related to Our Intellectual Property

If we fail to protect our intellectual property and proprietary rights adequately, our business could be harmed.

We believe that proprietary technology is essential to establishing and maintaining our leadership position. We seek to protect our intellectual property through trade secrets, confidentiality, non-compete, non-solicitation and nondisclosure agreements, and by registering numerous patents, trademarks, copyrights, and/or domain names in various justifications, as well as using other measures, some of which afford only limited protection. We also rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our technology or to obtain and use information that we regard as proprietary. Our means of protecting our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology, or design around our intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States. Intellectual property protections may also be unavailable, limited or difficult to obtain and enforce in some countries, which could make it easier for competitors to capture market share. Our failure or inability to adequately protect our intellectual property and proprietary rights could harm our business, financial condition and results of operations.

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

The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have been subject to patent litigation in the past and we may be subject to similar litigation in the future. Given that our solution integrates with all aspects of the home, the risk that our solution may be subject to these allegations is exacerbated. As we seek to extend our solutions, we could be constrained by the intellectual property rights of others, including patent holding companies.

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

We have agreed, and expect to continue to agree, to indemnify our independent dealers, distributors and other partners for certain intellectual property infringement claims regarding our products. As a result, in the case of infringement claims against these dealers, distributors and partners, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. We expect that some of our dealers, distributors and partners may seek indemnification from us in connection with infringement claims brought against them. We evaluate each such request on a case-by-case basis and we may not succeed in refuting any such claim we believe to be unjustified. If a dealer, distributor or partner elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.

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

The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and accordingly there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our solutions. In that event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-develop our solutions, to discontinue sales of our solutions or to release our proprietary software code under the terms of an open source license, any of which could harm our business. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our solutions.

We monitor the use of all open source software in our products, solutions, processes and technology, and seek to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution when we do not wish to do so. Despite these precautions, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our solutions without our knowledge or if we have otherwise incorporated unfavorable open source software into our solutions, we could, under certain circumstances, be required to disclose the related source code to our solutions. This could harm our intellectual property position and our business, results of operations and financial condition.

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

The market price of our common stock has been and again could be subject to wide fluctuations in response to many risk factors listed in this section, and other factors beyond our control, including:

•	Actual or anticipated fluctuations in our financial condition and results of operations;

•	Overall conditions in our industry and market;

•	Addition or loss of independent dealers, distributors or consumers;

•	Changes in laws or regulations applicable to our solutions;

•	Actual or anticipated changes in our growth rate relative to our competitors;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Competition from existing products or new products that may emerge;

•	Issuance of new or updated research or reports by securities analysts, activist investors and those who short our stock;

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	Disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	Sales of our common stock by us or our stockholders;

•	Share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	General economic, geopolitical and market conditions.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about our business. We do not have any control over these analysts, activist investors, or those who short our stock. If one or more of the foregoing analysts who cover us, activist investors, or those who short our stock downgrade our shares, change their opinion of our shares, or publish negative or false reports for their own purposes, our share price will likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish research or reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

As of March 31, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 58% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2016, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. The authorization by the Board of Directors will expire after one year, or when terminated earlier. Any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the company and its stockholders.  During the three months ended March 31, 2016, we repurchased 233,815 shares of outstanding common stock under the share repurchase program, as set forth in the table below:

			Total	Dollar Value
			Number of	of Shares
			Shares	that May
			Purchased as	Yet Be
	Total		Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Plan
Period	Purchased	Per Share(1)	Plan	(in thousands)
February 1 - 29, 2016	233,815	$7.43	233,815
	233,815	—	233,815	$9,243

(1) These amounts include fees and commissions associated with the share repurchase

ITEM 4. Mine Safety Disclosures

None.

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

2.1	Stock Purchase Agreement, dated January 29, 2016, by and among Control4 Corporation on the one hand and Pakedge Device & Software Inc., Victor Pak, Dusan Jankov, Nickolas Phillips, The Stacy Pak 2015 Annuity Trust and the Victor Pak 2015 Annuity Trust on the other hand, with Victor Pak as the Sellers’ Representative.	8-K	2.1	February 4, 2016

3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	August 30, 2013

3.2	Amended and Restated Bylaws.	S-1	3.4	July 1, 2013

4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	July 18, 2013

10.1	Second Loan Modification Agreement, dated January 29, 2016, by and between Silicon Valley Bank and Control4 Corporation.	8-K	10.1	February 4, 2016

21.1	List of Subsidiaries of the Registrant.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: May 6, 2016		CONTROL4 CORPORATION

	By:	/s/ Mark Novakovich
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)