Form 10-Q
period 2016-06-30
CONTROL4 CORP
filed 2016-08-05
CIK 1259515

Laptop

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On July 29, 2016, 23,300,047 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,807	$29,530
Restricted cash	268	296
Short-term investments	20,780	37,761
Accounts receivable, net	22,982	21,322
Inventories	32,775	19,855
Prepaid expenses and other current assets	3,395	3,842
Total current assets	103,007	112,606
Property and equipment, net	6,564	6,584
Long-term investments	5,010	13,716
Intangible assets, net	25,633	4,547
Goodwill	16,615	2,760
Other assets	2,097	1,650
Total assets	$158,926	$141,863
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,484	$17,588
Accrued liabilities	7,733	5,880
Deferred revenue	1,303	1,099
Current portion of notes payable	441	727
Total current liabilities	28,961	25,294
Revolving credit line	5,000	—
Notes payable	85	186
Other long-term liabilities	805	938
Total liabilities	34,851	26,418
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 24,753,839 and 24,590,768 shares issued; 23,171,713 and 23,436,288 shares outstanding at June 30, 2016 and December 31, 2015, respectively	2	2
Treasury stock, at cost; 1,582,126 and 1,154,480 shares at June 30, 2016 and December 31, 2015, respectively	(12,262)	(9,020)
Additional paid-in capital	225,396	220,782
Accumulated deficit	(88,417)	(95,580)
Accumulated other comprehensive loss	(644)	(739)
Total stockholders’ equity	124,075	115,445
Total liabilities and stockholders’ equity	$158,926	$141,863

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenue	$53,215	$44,641	$96,250	$76,724
Cost of revenue	27,188	22,312	49,737	38,784
Gross margin	26,027	22,329	46,513	37,940
Operating expenses:
Research and development	9,039	8,122	17,518	16,117
Sales and marketing	11,114	7,812	21,249	15,179
General and administrative	5,059	4,288	9,872	8,909
Litigation settlement	—	—	400	—
Total operating expenses	25,212	20,222	49,039	40,205
Income (loss) from operations	815	2,107	(2,526)	(2,265)
Other income (expense), net:
Interest, net	—	42	5	63
Other income (expense), net:	(122)	70	(217)	(340)
Total other income (expense), net	(122)	112	(212)	(277)
Income (loss) before income taxes	693	2,219	(2,738)	(2,542)
Income tax expense (benefit)	169	178	(9,901)	(352)
Net income (loss)	$524	$2,041	$7,163	$(2,190)
Net income (loss) per common share:
Basic	$0.02	$0.08	$0.31	$(0.09)
Diluted	$0.02	$0.08	$0.30	$(0.09)
Weighted-average number of shares:
Basic	23,162	24,309	23,248	24,326
Diluted	23,930	25,296	23,958	24,326

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income (loss)	$524	$2,041	$7,163	$(2,190)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(366)	41	25	(246)
Net unrealized gains (losses) on available-for-sale investments, net of tax	(4)	(12)	70	28
Total other comprehensive income (loss)	(370)	29	95	(218)
Comprehensive income (loss)	$154	$2,070	$7,258	$(2,408)

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2016	2015
	(unaudited)
Operating activities
Net income (loss)	$7,163	$(2,190)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1,573	1,321
Amortization of intangible assets	2,172	728
Provision for doubtful accounts	167	172
Investment premium amortization	216	—
Stock-based compensation	3,950	3,528
Tax benefit from business acquisition	(9,708)	—
Changes in assets and liabilities:
Accounts receivable	(1,600)	(1,458)
Inventories	(6,940)	(1,912)
Prepaid expenses and other current assets	1,513	(421)
Other assets	(347)	(116)
Accounts payable	1,752	(1,818)
Accrued liabilities	514	(256)
Deferred revenue	212	190
Other long-term liabilities	(462)	(369)
Net cash provided by (used in) operating activities	175	(2,601)
Investing activities
Purchases of available-for-sale investments	(1,996)	(36,272)
Proceeds from maturities of available-for-sale investments	27,208	39,079
Purchases of property and equipment	(1,171)	(1,927)
Business acquisitions, net of cash acquired	(32,891)	(8,380)
Net cash used in investing activities	(8,850)	(7,500)
Financing activities
Proceeds from exercise of options for common stock	711	710
Repurchase of common stock	(3,242)	(2,148)
Repayment of notes payable	(387)	(506)
Proceeds from revolving credit facility	5,000	—
Payment of debt issuance costs	(89)	—
Net cash provided by (used in) financing activities	1,993	(1,944)
Effect of exchange rate changes on cash and cash equivalents	(41)	38
Net decrease in cash and cash equivalents	(6,723)	(12,007)
Cash and cash equivalents at beginning of period	29,530	29,187
Cash and cash equivalents at end of period	$22,807	$17,180
Supplemental disclosure of cash flow information
Cash paid for interest	$104	$65
Cash paid for taxes	622	121
Supplemental schedule of non-cash investing and financing activities
Net unrealized losses on available-for-sale investments	70	28

See accompanying notes to condensed consolidated financial statements (unaudited).

Control4 Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Control4 Corporation (‘‘Control4’’ or the ‘‘Company’’) is a leading provider of personalized, smart home solutions that are designed to enhance the daily lives of our customers. The Company’s solutions unlock the potential of connected devices throughout a home or business, making entertainment systems easier to use and more accessible, spaces more comfortable and energy efficient, and individuals more secure. The Company was incorporated in the state of Delaware on March 27, 2003.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), and condensed consolidated statements of cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other future interim or annual period.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in United States dollars, except for sales to dealers and distributors located in the United Kingdom, Canada, Australia, and the European Union, which are generally denominated in pounds sterling, Canadian dollars, Australian dollars, and the euro, respectively. There were no individual account balances greater than 10% of total accounts receivable as of June 30, 2016 and December 31, 2015.

No dealer or distributor accounted for more than 10% of total revenue for the three and six months ended June 30, 2016 and 2015.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. There was no single foreign country that accounted for more than 10% of total revenue for the three and six months ended June 30, 2016 and 2015. The following table sets forth revenue from U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue-United States	$37,461	$30,054	$68,836	$51,271
Revenue-Canada	4,164	4,122	7,109	7,208
Revenue-all other international sources	11,590	10,465	20,305	18,245
Total revenue	$53,215	$44,641	$96,250	$76,724
International revenue (excluding Canada) as a percent of total revenue	22%	23%	21%	24%

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

Limited Product Warranties

The Company provides its customers a limited product warranty of two years, with the exception of networking products that have a limited product warranty of three years. The limited product warranties require the Company, at its option, to repair or replace defective products during the warranty period at no cost to the customer or refund the purchase price. The Company estimates the costs that may be incurred to replace, repair or issue a refund for defective products and records a reserve at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed systems, the Company’s historical experience, and management’s judgment regarding anticipated rates of product warranty returns, net of refurbished products. The Company assesses the adequacy of its recorded warranty liability each period and makes adjustments to the liability as necessary. Warranty costs accrued include amounts accrued for products at the time of shipment, adjustments for changes in estimated costs for warranties on products shipped in the period, and changes in estimated costs for warranties on products shipped in prior periods. It is not practicable for the Company to determine the amounts applicable to each of these components.

The following table presents the changes in the product warranty liability (in thousands):

Warranty Liability
Balance at December 31, 2015	$1,415
Warranty costs accrued	902
Warranty claims	(562)
Balance at June 30, 2016	$1,755

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$524	$2,041	$7,163	$(2,190)
Denominator:
Weighted average common stock outstanding for basic net income (loss) per common share	23,162	24,309	23,248	24,326
Effect of dilutive securities—stock options and restricted stock units	768	987	710	—
Weighted average common shares and dilutive securities outstanding	23,930	25,296	23,958	24,326

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Options to purchase common stock	2,553	2,417	2,624	4,817
Restricted stock units	2	-	35	-
Total	2,555	2,417	2,659	4,817

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company in fiscal year 2017, but early adoption is permitted. Any adjustments resulting from the adoption of this standard will be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Finished goods	$29,731	$16,982
Component parts	2,785	2,575
Work-in-process	259	298
	$32,775	$19,855

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Computer equipment and software	$5,254	$4,799
Manufacturing tooling and test equipment	4,678	4,267
Lab and warehouse equipment	3,673	3,376
Leasehold improvements	2,946	2,949
Furniture and fixtures	2,879	2,881
Marketing equipment	748	752
	20,178	19,024
Less: accumulated depreciation	(13,614)	(12,440)
	$6,564	$6,584

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Deposits	$664	$933
Prepaid licensing	594	664
Deferred tax asset	817	—
Other	22	53
	$2,097	$1,650

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Sales returns and warranty accruals	$3,125	$2,508
Compensation accruals	3,121	2,331
Other accrued liabilities	1,487	1,041
	$7,733	$5,880

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

Cash, Cash Equivalents and Marketable Securities

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three and six months ended June 30, 2016 and 2015, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.

The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category, recorded as cash and cash equivalents or short- or long-term investments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$11,653	$—	$—	$11,653	$11,653	$—	$—

Level 1:
Money market funds	10,156	—	—	10,156	10,156	—	—
U.S. government notes	999	1	—	1,000	—	1,000	—
Subtotal	11,155	1	—	11,156	10,156	1,000	—

Level 2:
Asset-backed securities	5,007	3	—	5,010	—	—	5,010
Corporate bonds	17,777	5	—	17,782	—	17,782	—
Commercial paper	1,995	—	—	1,995	998	997	—
U.S. agency securities	1,001	—	—	1,001	—	1,001	—
Subtotal	25,780	8	—	25,788	998	19,780	5,010
Total	$48,588	$9	$—	$48,597	$22,807	$20,780	$5,010

	December 31, 2015
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$7,593	$—	$—	$7,593	$7,593	$—	$—

Level 1:
Money market funds	21,937	—	—	21,937	21,937	—	—
U.S. government notes	998	—	(2)	996	—	—	996
Subtotal	22,935	—	(2)	22,933	21,937	—	996

Level 2:
Asset-backed securities	6,739	—	(9)	6,730	—	—	6,730
Corporate bonds	39,195	2	(51)	39,146	—	33,156	5,990
Commercial paper	1,100	—	—	1,100	—	1,100	—
U.S. agency securities	3,506	—	(1)	3,505	—	3,505	—
Subtotal	50,540	2	(61)	50,481	—	37,761	12,720
Total	$81,068	$2	$(63)	$81,007	$29,530	$37,761	$13,716

As of June 30, 2016, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. During the three and six months ended June 30, 2016 and 2015, the Company did not recognize any significant impairment charges. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity.

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

The Company settles its foreign exchange contracts on the last day of every month and enters into a new forward contract for the next month. As a result, there are no assets or liabilities recorded in the accompanying Condensed Consolidated Balance Sheets related to derivative instruments as of June 30, 2016.

The following table shows the pre-tax gains (losses) of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Income Statement Location	2016	2015	2016	2015
Foreign exchange contracts	Other income (expense), net	$359	$(100)	$43	$(100)

4. Acquisitions

Australia Expansion

On April 1, 2016, the Company began working directly with home automation integrators in Australia in order to capitalize on the growth of the smart home category in that country. As part of the shift from its distribution model in Australia, Control4 Corporation, through its wholly owned subsidiary, Control4 Australia Holdings Pty., Ltd, acquired customer lists and inventory from the Company’s Australian distributor for $0.7 million. Total consideration transferred for this acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed.

The Company determined this acquisition was not a significant acquisition under Rule 3-05 of Regulation S-X.

Acquisition of Pakedge Device and Software Inc.

On January 29, 2016, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Pakedge Device and Software Inc. (“Pakedge”). In accordance with the terms and conditions of the Purchase Agreement, Control4 agreed to acquire all of the outstanding shares of common stock of Pakedge for a price of $32.0 million. After customary working capital adjustments, the total purchase price was $33.0 million, which included cash acquired of $0.8 million. In accordance with the Purchase Agreement, $5.0 million was deposited in escrow, and will be held for up to 18 months from the acquisition date, to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise.

Total consideration transferred for the Pakedge acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed, including an allocation of $0.3 million to a contingent liability for potential costs associated with regulatory compliance issues, based on their fair values at the acquisition date as set forth below. Management estimated the fair values of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations. The preliminary amount of consideration transferred is subject to potential adjustments in the event that the preliminary estimates of inventory, warranty reserves, sales return liability, contingent liability, or intangible assets are adjusted pending final valuation, and due to tax-related matters that could have a material impact on the consolidated financial statements. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). Due to new information obtained related to the net working capital adjustments, valuation of inventory, and tax liabilities, based on facts that existed at the acquisition date, the Company recorded measurement period adjustments to inventory, goodwill and deferred tax liability. The net change to goodwill was an increase of $16,000. Had these adjustments been recorded as of the acquisition date, the Company’s deferred tax benefit would have decreased $0.1 million for the three months ended March 31, 2016.

The following reflects the Company’s preliminary allocation of consideration transferred for the Pakedge acquisition (in thousands):

Pakedge
Acquisition
Cash	$843
Accounts receivable	460
Inventory	5,674
Other assets acquired	1,139
Intangible assets	23,156
Goodwill	13,535
Total assets acquired	44,807
Deferred tax liability	9,708
Warranty liability	391
Other liabilities assumed	1,688
Total net assets acquired	$33,020

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of customer relationships, trademarks/trade names, developed technology and non-compete agreements, which had estimated fair values of $8.8 million, $4.4 million, $9.7 million and $0.3 million, respectively. The intangible assets were measured at fair value reflecting the highest and best use of nonfinancial assets in combination with other assets and liabilities using an income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using discount rates between 15% and 17%, based on the estimated internal rate of return for the acquisition and represent the rates that market participants might use to value the intangible assets based on the risk profile of the asset. The projected cash flows were determined using key assumptions such as: estimates of revenues and operating profits; capital expense investments; and the life of the product. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 8 years for the customer relationships, 12 years for the trademark/trade name, 5 years for the developed technology, and 2 years for non-compete agreements. The amortization of these intangible assets is not deductible for income tax purposes.

Goodwill

Goodwill of $13.5 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to Pakedge’s assembled workforce, strategic positioning value and the projected profits from new products and dealers. This goodwill is not deductible for income tax purposes.

Other

From the date of acquisition through June 30, 2016, the Company recorded revenue and net losses associated with Pakedge of approximately $9.0 million and $0.5 million, respectively. Additionally, the Company incurred approximately $2.1 million in total acquisition-related costs accounted for in the accompanying condensed consolidated statements of operations as cost of revenue and general and administrative expenses for the six months ended June 30, 2016 related solely to the Pakedge acquisition. Of this amount, approximately $1.5 million is related to the step-up in inventory recorded to cost of revenue as the acquired inventory was sold.

Pro Forma Information

The unaudited pro forma information for the three and six months ended June 30, 2016 and 2015 presented below includes the effects of the Pakedge acquisition as if it had been consummated as of January 1, 2015, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, including adjustments related to the amortization of acquired intangible assets, stock-based compensation expense, depreciation expense, interest expense and estimated tax benefits. These adjustments are based upon information and assumptions available to us at the time of filing this Quarterly Report on Form 10-Q. The income tax benefit related to the reduction in the Company’s valuation allowance as a result of the acquisition is excluded from the pro forma information as it is non-recurring. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of Pakedge. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$53,215	$49,357	$97,434	$85,553
Income (loss) from operations	803	1,253	(4,279)	(3,983)
Net income (loss)	$675	$1,543	(4,300)	(3,220)
Net income (loss) per common share:
Basic	$0.03	$0.07	(0.18)	(0.13)
Diluted	$0.03	$0.07	(0.18)	(0.13)

Acquisition of Nexus Technologies Pty Ltd.

On January 30, 2015, the Company, through its wholly owned subsidiary, Control4 Australia Pty., Ltd (“Control4 Australia”), completed the acquisition of Nexus Technologies Pty Ltd. (“Nexus”), an Australia-based provider of audio/video distribution products (under the brand of Leaf), pursuant to a Share Sale Agreement dated January 30, 2015, by and among Control4 Australia and all of the shareholders of Nexus, under which Control4 Australia purchased all of the issued and outstanding shares of Nexus from its shareholders, and Nexus became a wholly owned subsidiary of Control4 Australia. The total consideration transferred was $8.5 million in cash. Of the cash consideration, $0.8 million of cash was deposited in escrow as partial security for the indemnification obligations of the Nexus shareholders pursuant to the Share Sale Agreement, which was released to the Nexus shareholders on December 18, 2015. The Company incurred $0.9 million in acquisition-related expenses accounted for in the accompanying condensed consolidated statements of operations as general and administrative expenses and cost of revenue for the six months ended June 30, 2015. Of this amount, approximately $0.3 million is related to the step-up in inventory recorded to cost of revenue as the acquired inventory was sold.

The Company determined the Nexus acquisition was not a significant acquisition under Rule 3-05 of Regulation S-X.

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2015	$2,760
Current period acquisitions	13,814
Foreign currency translation adjustment	41
Balance at June 30, 2016	$16,615

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed.

Amortizable Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$16,668	$(4,123)	$12,545
Customer relationships	9,208	(571)	8,637
Trademark/trade name	4,410	(153)	4,257
Non-competition agreements	295	(101)	194
Total intangible assets	$30,581	$(4,948)	$25,633

	December 31, 2015
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$6,907	$(2,643)	$4,264
Customer relationships	342	(66)	276
Non-competition agreements	53	(46)	7
Total intangible assets	$7,302	$(2,755)	$4,547

The weighted average amortization period for acquired technology, customer relationships, trademarks/trade names and non-competition agreements is 4.9 years, 7.9 years, 12.0 years, and 2.0 years, respectively; and 6.8 years for all amortizable intangible assets in total.

The Company recorded amortization expense during the respective periods for these intangible assets as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization of intangible assets	$1,238	$403	$2,172	$728

Amortization of finite lived intangible assets as of June 30, 2016 for the next five years is as follows (in thousands):

Amount
2016	$2,416
2017	4,712
2018	4,508
2019	4,348
2020	3,484
Thereafter	6,165
$25,633

6. Long-Term Obligations

Loan and Security Agreement

On January 29, 2016, Control4 entered into the Second Loan Modification Agreement (the “2016 Loan Amendment”) with Silicon Valley Bank, a California corporation (“SVB”), which amends that certain Amended and Restated Loan and Security Agreement dated as of June 17, 2013, between Control4 and SVB (the “2013 Loan Agreement”).

In the 2016 Loan Amendment, Control4 established a revolving credit facility of $30.0 million under the terms of the 2013 Loan Agreement (the “New Credit Facility”). All borrowings under the New Credit Facility are collateralized by the general assets of the Company. Amounts borrowed under the New Credit Facility are due and payable in full on the maturity date, which is January 28, 2018. Advances made pursuant to the New Credit Facility are either: (i) Prime Rate Advances, which bear interest at the Prime Rate plus a Prime Rate Margin of either 0% or 0.25%, depending on Control4’s leverage ratio for the subject quarter, or (ii) LIBOR Rate Advances, which bear interest at the LIBOR Rate plus a LIBOR Rate Margin of either 2.50% or 2.75%, depending on Control4’s leverage ratio for the subject quarter. As of June 30, 2016, the interest rate on the revolving credit facility equaled the prime rate of 3.50%, and Control4 had outstanding borrowings of $5.0 million under the revolving credit facility.

The 2016 Loan Amendment did not amend the term borrowing provisions of the 2013 Loan Agreement. Term borrowings are payable in 42 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 4.00% as of June 30, 2016.

The 2016 Loan Amendment contains various restrictive and financial covenants and the Company was in compliance with each of these covenants as of June 30, 2016.

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

Income tax expense was $0.2 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, or approximately 24% and 8% of income (loss) before income taxes, respectively. Income tax benefit was $9.9 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively, or approximately 362% and 14% of income (loss) before income taxes, respectively. The effective tax rate for the three and six months ended June 30, 2016 differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, offset by the partial reversal of the Company’s valuation allowance due to the deferred tax liability that was recorded as part of the Pakedge acquisition, primarily due the differences between the book and tax basis of the acquired intangible assets. The rate is further increased by foreign income taxes, minimum state income taxes or taxes in states for which net operating loss carryforwards are not available, the U.S. federal alternative minimum tax and the impact of incentive stock options as well as other permanent differences. As of December 31, 2015, the Company’s net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $78.1 million and $75.9 million, respectively. The NOL carryforwards will expire between 2019 and 2035. In addition to the NOL carryforwards, as of December 31, 2015, the Company had U.S. federal and state research and development credit carryforwards of $6.7 million and $2.8 million, respectively, which will expire between 2017 and 2034.

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

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, China, Germany, India and Serbia. The Company is subject to examination in the United States, the United Kingdom, Australia, Hong Kong, China, Germany, India and Serbia as well as various state jurisdictions. As of June 30, 2016, the Company was not under examination by any tax authorities. Tax years beginning in 2012 are subject to examination by tax authorities in the United States and in some states tax years as early as 2011 are subject to examination by tax authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Tax years beginning in 2011 are subject to examination by the taxing authorities in Australia and Hong Kong. Tax years beginning in 2012 are subject to examination by the taxing authorities in China and India. Tax years beginning in 2013 are subject to examination by the taxing authorities in the United Kingdom. Tax years beginning in 2015 are subject to examination by the taxing authorities in Germany. Tax years beginning in 2016 are subject to examination by the taxing authorities in Serbia.

8. Equity Compensation

Stock Options

In 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Plan”), which provided for the granting of nonqualified and incentive stock options, stock appreciation rights, stock awards and restricted stock. Under the 2003 Plan, the Company was able to grant nonqualified and incentive stock options to directors, employees and non-employees providing services to the Company. On June 11, 2013, the Company’s Board of Directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was subsequently approved by the Company’s stockholders. The 2013 Plan became effective as of the closing of the Company’s initial public offering. To the extent that any awards outstanding under the 2003 Plan are forfeited or lapse unexercised subsequent to August 1, 2013, the shares of common stock subject to such awards will become available for issuance under the 2013 Plan. The 2013 Plan provides for annual increases in the number of reserved shares of 5% of the outstanding number of shares of the Company’s Common Stock as of the preceding December 31. There was no annual increase to the Company’s reserved shares in 2016.

A summary of stock option activity for the six months ended June 30, 2016 is presented below:

				Weighted
		Weighted		Average
	Shares Subject	Average	Weighted	Remaining
	to Options	Grant Date	Average	Contractual
	Outstanding	Fair Value	Exercise Price	Life (Years)
Balance at December 31, 2015	4,572,672		$10.72
Granted	50,000	4.63	8.16
Exercised	(163,071)		4.36
Expired	(49,001)		13.38
Forfeited	(42,701)		16.02
Balance at June 30, 2016	4,367,899		10.85

Exercisable options at June 30, 2016	3,317,629		9.54	5.2
Vested and expected to vest at June 30, 2016	3,316,345		10.79	5.8

The following table summarizes information about stock options outstanding and exercisable at June 30, 2016:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$2.34	-	3.59	2.78	206,448	0.6	206,448	0.6
$4.78	-	7.28	5.90	1,499,698	4.3	1,477,314	4.2
$7.49	-	11.28	9.69	1,109,401	6.1	836,360	5.5
$11.72	-	17.66	14.75	867,106	8.4	382,475	8.3
$19.56	-	22.92	21.04	685,246	7.4	415,032	7.2
				4,367,899		3,317,629

For the stock option awards vested during the three and six months ended June 30, 2016, the total fair value was $1.4 million and $2.9 million, respectively. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

	For the Six Months Ended
	and as of June 30,
	2016	2015
Options Exercised	$585	$1,039
Options Exercisable	4,553	6,991
Options Vested and Expected to Vest	4,574	7,266

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016	2015			2016	2015
Expected volatility	62%			53%	62%	53	-	55%
Expected dividends	0%			0%	0%			0%
Expected terms (in years)	6.1	5.3	-	6.1	6.1	5.3	-	6.1
Risk-free rate	1.1%	1.5	-	1.8%	1.1%	1.3	-	1.8%

Restricted stock units

A summary of restricted stock unit activity for the six months ended June 30, 2016 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2015	425,000	$8.18
Awarded	1,139,846	7.37
Forfeited	(50,000)	7.32
Non-vested balance at June 30, 2016	1,514,846	7.60

There were no restricted stock units that vested during the six months ended June 30, 2016.

Stock-based compensation expense

Total stock-based compensation expense has been classified as follows in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$47	$39	$90	$86
Research and development	890	667	1,704	1,439
Sales and marketing	600	387	1,109	841
General and administrative	590	586	1,047	1,162
Total stock-based compensation expense	$2,127	$1,679	$3,950	$3,528

At June 30, 2016, there was $8.9 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 2.1 years. At June 30, 2016, there was $9.7 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 2.6 years.

9. Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. In February 2016, the Board of Directors authorized an extension to this repurchase program from its original end-date of May 13, 2016 to June 30, 2017, unless terminated earlier. During the three and six months ended June 30, 2016, the Company repurchased 193,831 and 427,646 shares for $1.5 million and $3.2 million, respectively. These share repurchases are classified as treasury stock in the accompanying Condensed Consolidated Balance Sheets as a reduction of Stockholders’ Equity. As of June 30, 2016, the Company has $7.7 million remaining to repurchase shares of common stock under this share repurchase program.

10. Related Party Transactions

A member of the Company’s Board of Directors is also an officer of a company that has a product line the Company began selling in its online store in November 2015.  For the three and six months ended June 30, 2016, Control4 recognized revenue from sales of this product line of $34,000 and $63,000, net of cost of revenue, consistent with the Company’s accounting policy on sales of third-party products sold through the Company’s online ordering system.  As of June 30, 2016, the Company had accounts payable due to this related party of $19,000.

The Company has a royalty agreement with a company that has a director who is also a member of the Company’s Board of Directors.  For the three and six months ended June 30, 2016, the Company had incurred royalty expenses of $0.1 million and $0.2 million and had accounts payable due to this related party of $0.1 million.

11. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space under operating leases that expire between 2017 and 2021. The terms of the leases include periods of free rent, options for the Company to extend the leases (three to five years) and increasing rental rates over time. The Company recognizes rental expense under these operating leases on a straight-line basis over the lives of the leases and has accrued for rental expense recorded but not paid.

Rental expense was approximately $0.6 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of June 30, 2016 (in thousands):

2016	$1,520
2017	3,121
2018	2,086
2019	594
2020	191
Thereafter	32
$7,544

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through February 2017 totaling approximately $33.5 million at June 30, 2016.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2016, as there were no outstanding claims.

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

•

Contractual Obligations and Off-Balance Sheet Arrangements. An overview of our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of June 30, 2016, including expected payment schedule.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Control4 is a leading provider of smart home and business solutions that are designed to personalize and enhance how you engage with an ever-changing connected world. Our entertainment, smart lighting, comfort and convenience, safety and security, and networking solutions unlock the potential of connected devices, making entertainment systems easier to use and more accessible, homes and businesses more comfortable and energy efficient, and individuals more secure. Our premium smart home and small business solutions provide consumers with the ability to integrate audio, video, lighting, temperature, security, communications, network management and other functionalities into a unified automation solution, customized to match their lifestyles and business needs. Our advanced software, delivered through our controller products, cloud services and user-interface products power this customized experience, enabling cohesive interoperability with thousands of connected Control4 and third-party devices.

Consumers purchase our smart solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, primarily related to products installed in hotels, which is excluded from our calculation of Core revenue. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be attributable to large projects and will continue to be uneven from period to period. During the six months ended June 30, 2016, over 3,700 active direct dealers were authorized to sell and install the full Control4 line of products in the United States, Canada, the United Kingdom and 50 other countries, and we partnered with 27 distributors to cover an additional 40 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, billing and service for dealers in each of those countries. We also have an additional 1,100 dealers and 17 distributors that are currently authorized to sell our Pakedge line of products only.

We derive the majority of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home. We also generate revenue from the sale of annual subscriptions to our 4Sight subscription service, which allows consumers to remotely access, backup, and control their smart home solutions from their mobile devices, as well as receive e-mail and “push notification” alerts regarding activities in their home. 4Sight also allows dealers to perform remote diagnostic and programming services.

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

•	Announced and began selling a new line of intelligent Square Wireless Lighting products, expanding custom and retrofit lighting opportunities for our dealers in Europe and Asia;
•	Announced a new agreement with GreenSky to offer end-user financing to our U.S. dealer network of over 2,700 businesses; and
•

Released Control4 OS 2.8, providing an enhanced user experience for our security and media solutions, including native streaming of Pandora, Deezer and TIDAL music services and iOS compatibility with the Apple Watch.

While our historical revenue growth has been primarily organic, we have completed several acquisitions since our IPO that we believe enhanced our product offerings and positioned us for continued growth in the future. Recent acquisitions of technology and distribution-related business are as follows:

•	In April 2016, we transitioned from a two-tier distribution model to direct-to-dealer in Australia, and as part of this process, acquired customer lists and inventory of the former distributor;
•

In January 2016, we acquired Pakedge, a developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business. Pakedge’s portfolio includes the Connect+ Platform, with wired products such as switches and routers, wireless products such as access points, as well as power management and cloud based network management technologies. Pakedge brings to Control4 deep networking expertise, innovative technologies, and a sophisticated suite of newly refreshed networking products and rich software capability; and

•

In January 2015, we acquired Nexus, a developer and manufacturer of the Leaf brand of custom audio/video distribution and switching systems. We previously sold certain Leaf products under our Control4 brand and through our online ordering platform. After this acquisition, we began offering a complete line of video distribution solutions under the Control4 brand to Control4 customers worldwide, we gained market share in the growing audio and video (A/V) category, and we leveraged Nexus’s valuable engineering expertise to develop new and innovative A/V solutions.

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

Factors and Trends Affecting Our Performance

A number of industry trends have facilitated our growth over the past several years, including the proliferation of connected devices and the constant growth of network-enabled homes and businesses. From smartphones to smart watches to smart cars, technology is transforming nearly every aspect of our lives, streamlining daily routines and providing quick, easy access to the capabilities and content we want most. Not only are new technologies providing convenience on-the-go, but they are becoming increasingly accessible. Voice services is a recent example of emerging technology in our connected world.  We remain committed to embracing these emerging technologies through our open platform and broad ecosystem.

Our open platform makes it easy for a broad community of original equipment manufacturer (OEM) partners to participate in our smart home ecosystem, which currently includes over 9,700 drivers and more than 1,500 SDDP-enabled products. Our broad ecosystem, which includes audio, video, lighting, temperature, network, security and communication device categories, gives consumers flexibility to integrate nearly any connectable device they have into their smart home. In addition, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest, product innovations and allows our smart home platform to grow alongside emerging technologies to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

Our products leverage both wired and wireless technologies and are designed to be installed in both new construction and existing homes. We expect that future increases in both new home construction and existing home renovations will have a positive impact on our revenue. In new home construction, our builder programs continue to gain traction. We continue to engage builders to introduce entry- to mid-level Control4 systems as a standard feature in new home projects. We believe home automation is increasingly becoming a higher priority for home buyers, and this is one of the reasons for our investment in national and regional builder programs.

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

•

Increasing Our Brand Awareness. We are committed to growing awareness of the Control4 and Pakedge brands among our dealers, distributors and end consumers. We believe that our investments in creating brand awareness have contributed to our revenue growth and increasing adoption of our smart home solutions. We are proud of the numerous awards we received from various industry groups and dealer consortiums, formally recognizing our commitment to excellence. In June 2016, Control4 was named as the top Whole-Home Automation brand, and Pakedge was named the top networking brand, by the “2016 CE Pro 100 Brand Analysis” report. This is the second year in a row that Control4 was recognized as the top Whole-Home Automation brand, and the fourth year in a row that Pakedge has been named the top brand for home networking. In addition, Control4 solutions were recognized as the top brand in the categories of whole-house Audio/Video, access control, and HVAC/thermostats; and among the leading brands in the categories of lighting control, remote controls, and communications (phones/intercoms). Also, in May 2016, the ProSource Buying Group named Control4 the 2016 Custom Integration Vendor of the Year. In September 2015, Control4 was named the “2015 Custom Integration Vendor of the Year” by the Home Technology Specialists of America (HTSA) Buying Group. Continuing to enhance our brand is a meaningful factor in our plans for the future.

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

•

Optimizing and Expanding Our North America Dealer Network. We intend to continue to optimize the performance of and expand our network of dealers in North America to ensure that we have geographic coverage and technical expertise to address our existing markets and new markets into which we plan to expand. In addition, through our acquisition of Pakedge, we increased the size of our total independent dealer network from over 3,700 active dealers to over 4,800 dealers. We intend to encourage all appropriately qualified dealers to explore both home control and networking product lines, and we plan to cross-train and cross-certify dealers in accordance with our existing standards of technical proficiency and business practices.

•

Expanding our International Dealer and Distributor Network. We believe that our future growth will depend in part on our ability to expand our dealer and distributor network outside of North America, to adapt our products and services to foreign markets, and to increase our brand awareness internationally. We continue to add field sales and service personnel to assist in the optimization of our international channels. We have transitioned to a dealer-direct model in specific international regions, namely in the United Kingdom, China, India, Germany and Australia, and we will continue to evaluate opportunities in other countries.

•

Managing Competition. The market for home automation is fragmented, highly competitive and continually evolving. In addition to competing with traditional players in the luxury segment of the home automation market, including Savant, Crestron and Elan, a number of large technology companies such as Apple, Google, Amazon and Samsung offer device control capabilities among some of their own products, applications and services, and are engaged in ongoing development efforts to address the broader home automation market. In addition, managed service companies such as Alarm.com, Comcast Xfinity and Vivint have broadened their service offerings to include control of devices such as door locks, lights, and cameras. Our ability to compete in the growing home automation market over the next several years will be a key factor in our ability to continue to grow our business and meet or exceed our future expectations.

•

Impact of the United Kingdom’s Vote to Leave the European Union. On June 23, 2016, the United Kingdom (“UK”) voted to leave (“Brexit”) the European Union (“EU”) raising concerns of a potential slowdown in the UK’s economy specifically and the EU in general. We have engaged with our dealers in the UK to assess their perception of how the Brexit vote might impact their business in the near and long-term. Their responses are varied and reflect the uncertainty that currently exists in the market. We will continue to monitor the risks and uncertainties throughout what is expected to be a lengthy process. The Brexit vote had the immediate impact of devaluing the pound sterling relative to the euro and the U.S. dollar. We generally sell our products and incur expense in local currencies including the pound sterling and the euro, but incur exchange rate gains and losses for U.S. dollar denominated assets and liabilities including intercompany and third-party accounts receivables and payables. We enter into forward contracts to help offset our exposure to movements in foreign currency exchange rates relative to these types of U.S. dollar denominated balances. When consolidating the revenue and expenses of our foreign subsidiaries, we translate local currencies to the U.S. dollar using average exchange rates during the period, resulting in either higher or lower net income depending on changes in the relative value of foreign currencies to the U.S. dollar. We do not believe that Brexit will have a material impact on our net income as generated by our subsidiary in the UK in the short-term.

Acquisition of Pakedge

In January 2016, we acquired Pakedge, a developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business.  Like Control4, Pakedge conducts its business through a broad channel of approximately 1,700 independent dealers, of which, only one-third were certified dealers of the entire Control4 product line. We expect to grow Pakedge product sales through our network of more than 3,700 active Control4 dealers, and expand our combined business through the additional 1,100 Pakedge dealers.  From the date of acquisition in January 2016 through July 2016, over 800 new Control4 dealers have started purchasing and begun selling Pakedge networking products, generating revenue of approximately $2.6 million.

We will continue to support the Pakedge product line for all Pakedge dealers, whether or not they become Control4 certified. We intend to grow both the Pakedge product business and the Control4 product business through our combined dealer channel of over 4,800 total active dealers. We encourage all appropriately qualified dealers to explore both product lines, and we plan to actively cross-train and cross-certify dealers in accordance with our existing standards of technical proficiency and business practices. We believe Pakedge provides a significant boost to our development capabilities, our solution portfolio, and business flexibility moving forward. For 2016, we believe Pakedge will be accretive to our growth rate and gross margin, while contributing positively to our net income for the year; however, no assurance of such accretive effect can be given.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Authorized dealers at the beginning of the period	2,818	2,672	2,787	2,676
Additions	84	90	183	174
Terminations	(37)	(58)	(105)	(146)
Authorized dealers at the end of the period	2,865	2,704	2,865	2,704

Number of active dealers(2)	2,820	2,667	2,820	2,667
% of active dealers(2)	98%	99%	98%	99%

International Direct Dealers(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Authorized dealers at the beginning of the period	933	836	901	787
Additions(3)	143	53	187	117
Terminations	(45)	(11)	(57)	(26)
Authorized dealers at the end of the period(3)	1,031	878	1,031	878

Number of active dealers(2)	972	754	972	754
% of active dealers(2)	94%	86%	94%	86%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Number of controllers sold	24,520	20,908	48,653	34,839
Core revenue growth	18%	23%	24%	13%
International core revenue as a percentage of total revenue	21%	22%	20%	22%

(1)

These dealer figures only include dealers authorized to sell and install the full Control4 line of products and exclude the dealers that are currently authorized to sell only the Pakedge line of products, which as of June 30, 2016 totals approximately 1,100.

(2)	An “active dealer” is an authorized dealer that has placed an order with us in the trailing 12-month period.
(3)	The figures for the three and six months ended June 30, 2016, include 100 dealers that were acquired as part of the direct-to-dealer transition in Australia.

Number of North America and Direct International Dealers

Because our dealers promote, sell, install and support our products, a broader dealer network allows us to reach more potential consumers across more geographic regions. We expect our dealer network to continue to grow, both in North America and internationally. While we have historically focused on dealers affiliated with the Custom Electronics Design and Installation Association (“CEDIA”), we believe there is an opportunity to broaden relationships with dealers outside of CEDIA, including non-traditional A/V dealers, electrical contractors, and security system installers.

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

As a result of our traditional efforts to expand our channel, the number of active international dealers increased 29% between the six months ended June 30, 2016 and 2015, and we saw an increase of 6% in the number of active North American direct dealers during the same periods. Generally, the growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers is much lower than the North American market. Much of this growth in our international dealer network is attributed to new dealer additions in China, India, Germany and Australia. In April 2016, we started selling direct-to-dealers in the Australian market.  We plan to continue to monitor other markets that are currently served by a single distributor and, when we feel that those markets aren’t growing to their potential, establish direct relationships with selected dealers in these regions, which we expect would further increase our number of direct international dealers.

We continue to support and grow the unique Pakedge dealers that only purchase networking solutions, of which there were approximately 1,100 as of June 30, 2016.

While we believe that we will continue to have significant international opportunities, it is difficult to anticipate the exact timing and amount of growth, particularly in new and emerging markets. Such challenges may cause our growth rate to be slower than anticipated, offsetting our efforts to expand into these emerging geographies. Divergent regional and local economic and political trends in Latin America, particularly relating to new home construction and strengthening of the U.S. dollar versus certain local currencies, and the recent vote in the UK to exit the European Union, are examples of challenges we must address in order to continue our international expansion.  In response to a weakening Canadian dollar, starting in February 2016, we announced to our dealer network in Canada that we now offer the ability to order and pay for products in Canadian dollars versus U.S. dollars. We believe this offering will help to strengthen our long-term results in Canada while eliminating the margin and quoting uncertainty associated with volatility of foreign exchange rates for our dealers. While revenue in Canada during the three and six months ended June 30, 2016 is relatively flat year-over-year, we saw an increase of 41% in revenue in the three months ended June 30, 2016, compared to the same period ended March 31, 2016.

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

In January 2016, we introduced a new line of entertainment and automation controllers, the EA Series. With three separate models, our EA Series is designed and priced for projects ranging from a single-room to an entire home or estate. As a result of the launch, we saw a significant increase in controller sales in the first quarter, both year-over-year and quarter-over-quarter. Although end customer adoption, sell-through, and overall revenue growth for the new controllers is strong, the increase in the first quarter was due in part to initial purchases by dealers for their showrooms.

During the three and six months ended June 30, 2016, we sold 24,520 and 48,653 controllers, respectively, compared to 20,908 and 34,839 controllers sold in the same period in 2015, respectively. Controller sales for the three and six months ended June 30, 2016 increased 17% and 40% compared to the same periods in 2015.

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

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
North America Core Revenue	$40,846	$34,280	$74,785	$58,670
International Core Revenue	11,013	9,792	19,470	17,167
Other Revenue	1,356	569	1,995	887
Total Revenue	$53,215	$44,641	$96,250	$76,724
North America Core Revenue as a % of Total Revenue	77%	77%	78%	76%
International Core Revenue as a % of Total Revenue	21%	22%	20%	22%

North America Core revenue increased $6.6 million, or 19%, and $16.1 million, or 27%, respectively, in the three and six months ended June 30, 2016, respectively, compared to the same period in 2015. International Core revenue increased $1.2 million, or 12%, and $2.3 million, or 13%, respectively, in the three and six months ended June 30, 2016, respectively.

The direct sale and fulfillment of networking products is new to our business as of January 29, 2016, when we acquired Pakedge. We generated revenue from the sale of our networking products of $5.9 million and $9.0 million during the three months ended June 30, 2016 and the period from January 29, 2016 to June 30, 2016, respectively, with no similar revenue in 2015. Approximately 87% of these sales are included in North America Core revenue.

Growth in North America excluding Pakedge was 5% and 14% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, and was driven in large part by the release of several new products including our EA Series controllers.

We continue to make investments internationally to improve our dealers’ ability to sell and install our products and believe that these investments will enable us to grow our key international markets. Notwithstanding, we believe that adverse international macro-economic conditions will continue to challenge and slow growth in certain geographies, including Canada and Latin America.

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

In addition, in conjunction with our acquisition of Pakedge and Nexus as well as the direct-to-dealer transition in Australia, we were required to record acquired inventory at fair value, as determined under ASC 805, Business Combinations, resulting in a step-up in the inventory value. Such step-up is recorded through cost of goods sold when the specific inventory is sold, resulting in a negative impact to our gross margin. Also, cost of goods sold includes ongoing, periodic amortization of the acquired technology.

Gross margin for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gross margin	$26,027	$22,329	$46,513	$37,940
Percentage of revenue	49%	50%	48%	49%

As a percentage of revenue, our gross margin decreased to 49% and 48%, respectively, in the three and six months ended June 30, 2016, from 50% and 49%, respectively, during the same period in 2015. The decrease in gross margin was due primarily to amortization of the technology acquired from Pakedge and Nexus, the step-up in basis of purchased inventory, and decreases in the selling price of our products in certain foreign markets due to the strengthening of the U.S. dollar relative to certain international currencies. These factors were offset by component and other product cost reductions as well as product mix and associated pricing.

The negative effect on gross margin percentage resulting from the step-up in purchased inventory carrying value was limited to the first and second quarters of 2015 as it relates to Nexus and is expected to have an impact on the first, second and third quarters of 2016 as it relates to Pakedge and the Australia direct-to-dealer transition, while the amortization of the acquired technology is expected to occur over the expected life of the acquired technology.

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

Research and development expenses for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$9,039	$8,122	$17,518	$16,117
Percentage of revenue	17%	18%	18%	21%

Research and development expenses increased $0.9 million, or 11%, and $1.4 million, or 9%, respectively, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The net increase for the three and six-month period included approximately $1.0 million and $1.7 million, respectively, in expenses associated with our new networking products, offset by lower overall spending for our ongoing product development activities.

We expect our research and development expenses related to organic growth to remain relatively flat in absolute dollars for the foreseeable future as we continue to invest in the development of new solutions; however, we expect those expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related travel expenses for our sales and marketing personnel, including non-cash stock compensation expense. Sales and marketing expenses also include expenses associated with trade shows, marketing events, advertising and other marketing-related programs. We also include the amortization of certain intangible assets such as those related to our dealer network as well as those related to trademarks/trade names.

Sales and marketing expenses for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sales and marketing	$11,114	$7,812	$21,249	$15,179
Percentage of revenue	21%	17%	22%	20%

Sales and marketing expenses increased $3.3 million, or 42%, and $6.1 million, or 40%, respectively, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase in absolute dollars for sales and marketing expenses for the three and six-month periods included $1.3 million and $2.4 million, respectively, in sales and marketing expenses associated with our new networking products as well as amortization of intangible assets related to the Pakedge acquisition. In addition, we increased our general marketing expenses $0.8 million and $1.5 million, respectively, to increase lead generation, transition to a direct-to-dealer model in Australia and Germany, grow our dealer and distributor networks throughout the world and deliver tools to the sales channel to support local marketing and sales lead generation.

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

General and administrative expenses for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
General and administrative	$5,059	$4,288	$9,872	$8,909
Percentage of revenue	10%	10%	10%	12%

General and administrative expenses increased $0.8 million, or 18%, and $1.0 million, or 11% in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase in absolute dollars is primarily due to increased personnel costs and other administrative costs associated with running our business, including $0.3 million and $0.5 million, respectively, in transition costs associated with the Pakedge integration for the three and six-month periods.

During the second quarter of 2016, we finalized a plan to restructure certain operations relating to the original Pakedge business.  As a result, we anticipate paying approximately $0.3 million in employee termination related expenses and during the three months ended June 30, 2016, recorded approximately $0.2 million of these expenses as retention services were provided. In addition, we anticipate vacating one of our facilities in the San Francisco, California Bay Area. We are in the process of marketing the space and anticipate that we will record an estimated loss of approximately $0.4 million associated with the sublease when we vacate the premises in August 2016.

We expect our general and administrative expenses related to organic growth to increase slightly in absolute dollars as a result of growth in the business. However, we also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Litigation Settlement Expenses

During the six months ended June 30, 2016, we recorded expenses of $0.4 million to resolve certain legal matters.

Other Income (Expense)

Other income (expense) consists primarily of foreign currency transaction gains (losses) and net interest income (expense). Other income (expense) for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Other income (expense)	$(122)	$112	$(212)	$(277)
Percentage of revenue	0%	0%	0%	0%

In the second quarter of 2016, we recorded other expense of $0.1 million compared to other income of $0.1 million in the second quarter of 2015. Other expense decreased $0.1 million in the six months ended June 30, 2016, compared to the same period in 2015. Other expense varies primarily as a result of net foreign currency gains (losses) generated on our U.S. dollar obligations that are carried in local currency by our foreign subsidiaries. This is due to the U.S. dollar fluctuating in value against the pound sterling, euro, and Australian dollar during the periods, causing those U.S. dollar obligations, primarily intercompany payable to the U.S. entity, to increase (decrease) in local currency resulting in increased expense (income).

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

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income tax expense (benefit)	$169	$178	$(9,901)	$(352)
Percentage of revenue	0%	0%	10%	0%

We recognized an income tax expense of $0.2 million and income tax benefit of $9.9 million, or approximately 24% and 362% of income (loss) before taxes, respectively, for the three and six months ended June

30, 2016. The effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, partial reversal of the valuation allowance due to the deferred tax liability that was recorded as part of the Pakedge acquisition, state income taxes, foreign income taxes, U.S. federal alternative minimum tax and incentive stock options. Cash payments for taxes of $0.6 million for the six months ended June 30, 2016, are primarily related to provisional tax payments paid in Australia and state taxes paid in the U.S.

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

Liquidity and Capital Resources

Primary Sources of Liquidity

As of June 30, 2016, we had $48.8 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $32.2 million from December 31, 2015. The overall decrease in cash and cash equivalents and net marketable securities was impacted by the following:

•

We purchased Pakedge for $33.0 million in cash, net of cash acquired of $0.8 million, resulting in net cash paid of $32.2 million. In addition, we incurred approximately $2.3 million in acquisition-related expenses.

•	We established a $30.0 million credit line to fund strategic growth and borrowed $5.0 million during the six months ended June 30, 2016 to help fund the Pakedge acquisition.

•

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. For the six months ended June 30, 2016, we repurchased 427,646 shares for $3.2 million.

•

Our inventory increased by $12.9 million during the six months ended June 30, 2016, including a $5.1 million increase in networking product line inventory due to the acquisition of Pakedge.  In addition, we invested an additional $6.5 million in inventory to support other growth initiatives including the rollout of our new EA Series of controllers and the transition to direct-to-dealer fulfillment in Australia.

We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The maturities of our long-term investments range from one to two years, with the average maturity of our investment portfolio less than one year. Cash equivalents and marketable securities are comprised of money market and other funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by municipalities in the U.S., corporate securities, and asset-backed securities.

The following table shows selected financial information and statistics as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$22,807	$29,530
Investments, net	25,973	51,477
Accounts receivable, net	22,982	21,322
Inventories	32,775	19,855
Working capital	74,046	87,312

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at June 30, 2016 has increased by $1.7 million, or 8% since December 31, 2015, due to growth in revenue during that time period. Furthermore, inventory has increased by $12.9 million from December 31, 2015 to June 30, 2016. As explained above, the increase in inventory was due primarily to the acquisition of Pakedge, buildup of inventory to support direct-to-dealer fulfillment in Australia and new product introductions including the EA Series controllers.

We have an asset-based, revolving credit facility of $30.0 million and at June 30, 2016 we had outstanding borrowings of $5.0 million under the New Credit Facility. Our loan agreements contain various restrictive and financial covenants and we were in compliance with each of these covenants as of June 30, 2016. Subsequent to June 30, 2016, we used cash flows from operations to repay $3.5 million of the balance outstanding under the revolving credit facility.

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

Cash Flow Analysis

A summary of our cash flows for the six months ended June 30, 2016 and 2015 is set forth below (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Cash and cash equivalents at the beginning of the period	$29,530	$29,187
Net cash provided by (used in) operating activities	175	(2,601)
Net cash used in investing activities	(8,850)	(7,500)
Net cash provided by (used in) financing activities	1,993	(1,944)
Effect of exchange rate changes on cash and cash equivalents	(41)	38
Net change in cash and cash equivalents	(6,723)	(12,007)
Cash and cash equivalents at the end of the period	$22,807	$17,180

Operating Activities

Cash provided by (used in) operating activities is net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash provided by operating activities of $2.8 million during the six months ended June 30, 2016 compared to the same period in 2015 is due primarily to net income, as adjusted for certain non-cash operating expenses for the period, and changes in working capital which included an increase in inventory as described above.

Investing Activities

Cash used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, business acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities increased to $8.9 million in 2016 from $7.5 million in 2015. The year-over-year increase is primarily due to the difference in cash used for business acquisitions, offset by the difference in available-for-sale investment activity. The change in the investment activity was a direct result of the Pakedge acquisition as we used the proceeds from the maturity of available-for-sale investments toward the purchase price, rather than reinvesting those funds.

Financing Activities

Financing cash flows consist primarily of the repurchase of Control4 stock in the open market, repayment of long-term debt, borrowing against our revolving credit facility, and proceeds from the exercise of options to acquire common stock.

During the six months ended June 30, 2016, we repurchased 427,646 shares of our stock in the open market for $3.2 million compared to 227,275 shares for $2.1 million in the six months ended June 30, 2015.

Net repayments on our term loan agreements were $0.4 million and $0.5 million during the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, we borrowed $5.0 million from our revolving credit facility and paid $0.1 million in financing fees related to the 2016 Loan Amendment.

During the six months ended June 30, 2016 and 2015, we received proceeds of $0.7 million and $0.7 million, respectively, from the exercise of options to purchase common stock.

Non-GAAP Financial Measures

In addition to our GAAP operating results, we use certain non-GAAP financial measures to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States. Non-GAAP gross margin, non-GAAP income from operations, and non-GAAP net income exclude non-cash expenses related to stock-based compensation, amortization of intangible assets, acquisition-related costs, as well as expenses related to executive severance and litigation settlements.

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

These acquisition-related costs are included in the following categories: (i) professional service fees, recorded in operating expenses, which include third-party costs related to the acquisition, and legal and other professional service fees associated with diligence, entity formation and corporate structuring, disputes and regulatory matters related to acquired entities; (ii) transition and integration costs, recorded in operating expenses, which include retention payments, transitional employee costs, earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third parties; and (iii) acquisition-related adjustments which include adjustments to acquisition-related items such as being required to record inventory at its fair value, resulting in a step-up in the inventory value, and having to reverse part of our valuation allowance in order to offset the deferred tax liability that was recorded based on differences between the book and  tax  basis  of  assets acquired and liabilities assumed. The step-up in inventory is recorded through cost of goods sold when the inventory is sold, resulting in a negative impact to our gross margin. Although these expenses are not recurring with respect to past acquisitions, we will generally incur these expenses in connection with any future acquisitions.

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

Furthermore, we believe it is useful to exclude expenses related to litigation settlements and executive severance because of the variable and unpredictable nature of these expenses which are not indicative of past or future operating performance. We believe that past and future periods are more comparable if we exclude those expenses.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$26,027	$22,329	$46,513	$37,940
Stock-based compensation expense in cost of revenue	47	39	90	86
Amortization of intangible assets in cost of revenue	817	379	1,466	684
Acquisition-related costs in cost of revenue	988	—	1,640	294
Non-GAAP gross margin	$27,879	$22,747	$49,709	$39,004
Revenue	$53,215	$44,641	$96,250	$76,724
Gross margin percentage	48.9%	50.0%	48.3%	49.4%
Non-GAAP gross margin percentage	52.4%	51.0%	51.6%	50.8%

Reconciliation of Income (Loss) from Operations to Non-GAAP Income (Loss) from Operations:
Income (loss) from operations	$815	$2,107	$(2,526)	$(2,265)
Stock-based compensation expense	2,127	1,679	3,950	3,528
Amortization of intangible assets	1,238	403	2,172	728
Acquisition-related costs	1,338	—	2,320	886
Litigation settlements	—	—	400	—
Executive severance	157	—	157	—
Non-GAAP income (loss) from operations	$5,675	$4,189	$6,473	$2,877
Revenue	$53,215	$44,641	$96,250	$76,724
Operating margin percentage	1.5%	4.7%	(2.6)%	(3.0)%
Non-GAAP operating margin percentage	10.7%	9.4%	6.7%	3.7%

Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss):
Net income (loss)	$524	$2,041	$7,163	$(2,190)
Stock-based compensation expense	2,127	1,679	3,950	3,528
Amortization of intangible assets	1,238	403	2,172	728
Acquisition-related costs	1,454	—	(7,388)	886
Litigation settlements	—	—	400	—
Executive severance	157	—	157	—
Non-GAAP net income (loss) (1)	$5,500	$4,123	$6,454	$2,952
Non-GAAP net income (loss) (1) per common share:
Basic	$0.24	$0.17	$0.28	$0.12
Diluted	$0.23	$0.16	$0.27	$0.12
Weighted-average number of shares:
Basic	23,162	24,309	23,248	24,326
Diluted	23,930	25,296	23,958	25,474

Reconciliation of Investments to Investments, net:
Short-term investments	$20,780	$46,118	$20,780	$46,118
Long-term investments	5,010	19,838	5,010	19,838
Accrued investments	183	(703)	183	(703)
Investments, net	$25,973	$65,253	$25,973	$65,253

(1) Excludes the calculated effect of non-GAAP adjustments on income tax expense (benefit) of $55,629 and ($190,000) for the three and six months ended June 30, 2016, respectively.

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet activities. We do not have any off-balance interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily debt obligations and non-cancellable operating leases.

Our contractual cash obligations at June 30, 2016 are as follows:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Long-term debt obligations, including interest (1)	$624	$524	$100	$—	$—
Revolving credit facility	5,000	—	5,000	—	—
Operating lease obligations	7,542	3,080	4,052	410	—
Purchase commitments	33,501	33,501	—	—	—
Total contractual obligations	$46,667	$37,105	$9,152	$410	$—

(1)

Interest was calculated on outstanding borrowings at the date indicated in the table above and assumes the rate remains constant during the following years. The New Credit Facility has a variable rate of interest of prime or LIBOR plus 2.50%, as selected by us. The variable rate was 3.50% at June 30, 2016. Term borrowings are payable in equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 4.00% at June 30, 2016.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures are detailed in Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report on Form 10-K as filed with the SEC on February 16, 2016. Other than our interest rate risk and uncertainty associated with the UK’s recent vote to exit the European Union described below, our market risk has not changed significantly since that filing.

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of June 30, 2016, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.1 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

European Market Risk

On June 23, 2016, the United Kingdom (“UK”) voted to leave (“Brexit”) the European Union (“EU”) raising concerns of a potential slowdown in the UK’s economy specifically and the EU in general. We have engaged with our dealers in the UK to assess their perception of how the Brexit vote might impact their business in the near and long-term. Their responses are varied and reflect the uncertainty that currently exists in the market. We will continue to monitor the risks and uncertainties throughout what is expected to be a lengthy process.

The Brexit vote had the immediate impact of devaluing the pound sterling relative to the euro and the U.S. dollar. We generally sell our products and incur expense in local currencies including the pound sterling and the euro, but incur exchange rate gains and losses for U.S. dollar denominated assets and liabilities including intercompany and third-party accounts receivables and payables. We enter into forward contracts to help offset our exposure to movements in foreign currency exchange rates relative to these types of U.S. dollar denominated balances. When consolidating the revenue and expenses of our foreign subsidiaries, we translate local currencies to the U.S. dollar using average exchange rates during the period, resulting in either higher or lower net income depending on changes in the relative value of foreign currencies to the U.S. dollar. We do not believe that Brexit will have a material impact on our net income as generated by our subsidiary in the UK in the short-term.

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

ITEM 1A. Risk Factors

A description of certain risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. Factors that could cause our business, financial condition or operating results to differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings include, but are not limited to, the following risks and uncertainties, which could cause substantial harm to our business, financial condition or operating results and the market price of our stock to decline, perhaps significantly.

Risks Related to Our Business and Industry

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability.

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of June 30, 2016, we had an accumulated deficit of $88.4 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset any increased expenses, we will not be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. Our net income after the first six months of 2016 is $7.2 million, but we may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays in manufacturing and selling our products and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

The market for home automation is fragmented, highly competitive and continually evolving. A number of technology companies, including industry leaders such as Amazon, Apple, Google, Honeywell, Lutron and Samsung, offer device control capabilities among some of their own products, applications and services and are engaged in ongoing development efforts to address broader segments of the home automation market. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer superior products and services. Additionally, these and other companies may further expand into our industry by developing their own solutions or by acquiring other providers. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service offers residential security, energy and automation services and Vivint has recently made a significant effort to market its smart home services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

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

Providers of luxury integrated installations with long operating histories, established markets, broad user bases and proven consumer acceptance, may be successful in expanding their offerings in the mainstream home automation market, or otherwise compete against our solutions, which may reduce our market share and harm our growth and future prospects.

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

We sell our solutions through independent dealers and distributors. These dealers and distributors work with consumers to design, install, update and maintain their home automation installations. While we are able to track orders from dealers and distributors and have access to certain information about the configurations of the Control4 systems they install that we receive through our controllers, we also rely on these dealers and distributors to provide us with information about consumer behavior, product and system feedback, consumer demographics, buying patterns and information about our competitors. We use this channel sell-through data, along with other metrics, to assess consumer demand for our solutions, develop new products, adjust pricing and make other strategic business decisions. Our channel sell-through data is subject to limitations due to collection methods and the third-party nature of the data and thus may not be complete or accurate. In addition, from time to time we collect information directly from consumers through surveys that we conduct and other methods, but the consumers who chose to participate self-select and vary by geographic region and from period to period, which may impact the usefulness of the results. If we do not receive consumer information on a timely or accurate basis, or if we do not properly interpret this information, our ability to quickly react to market changes and effectively manage our business may be harmed.

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

Our quarterly revenue and results of operations have fluctuated and may continue to fluctuate as a result of a variety of factors, many of which are outside of our control. In the past when our quarterly revenue or results of operations have fallen below the consensus expectations of securities analysts, the price of our common stock has declined. If our quarterly revenue or results of operations fall below the consensus expectations of investors or securities analysts in the future, the price of our common stock could decline again, perhaps substantially. Fluctuations in our results of operations may be due to a number of factors, including but not limited to:

•	Demand for and market acceptance of our solutions;

•	Our ability to continue to develop and maintain relationships with productive independent dealers and distributors and incentivize them to continue to market, sell, install and support our solutions;

•	The ability of our contract manufacturers to continue to manufacture high-quality products, and to supply sufficient products to meet our demands;

•	The timing and success of acquisitions, new product introductions or upgrades by us or by our competitors;

•	The strength of regional, national and global economies;

•	The strength of the U.S. dollar relative to other currencies and the impact this has on dealer and distributor margins and their ability to competitively sell our products to consumers;

•	The impact of harsh seasonal weather, natural disasters or manmade problems such as terrorism;

•	Changes in our business and pricing policies, or those of our competitors;

•	Competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	The impact of seasonality on our business;

•	A systemic impairment or failure of one or more of our products that erodes dealer and/or end user confidence;

•	Political or regulatory changes in the markets in which we operate;

•	The cost and availability of component parts used in our products;

•	Aggressive business tactics by our competitors, including: selling at a discount, offering products on a bundled basis at no charge, extensive marketing efforts, and providing financing incentives;

•

The amount and timing of expenditures, including those related to expanding our operations, increasing research and development, introducing new solutions or costs related to disputes and litigation; and

•	Changes in the price or payment terms for our solutions.

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

As of June 30, 2016, we have developed a global network of over 3,700 active direct dealers and 27 distributors authorized to sell, install and support our complete solution set. In addition, we have over 1,100 dealers and 17 distributors authorized to sell only our Pakedge branded networking solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of mainstream consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain the relationships with our existing dealers and distributors, including dealers and distributors we added as a result of our acquisition of Pakedge, our business could be harmed.

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

Our independent dealers and distributors may be unsuccessful in marketing, selling, installing and supporting our products and services. If we are unable to provide high-quality products at competitive prices and to develop and maintain effective sales incentive programs for our dealers and distributors, we may not be able to incentivize them to sell our products to consumers. Our dealers and distributors may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales, and support of such competitive products. Our dealers and distributors may have incentives to promote our competitors’ products to the detriment of our own, or may cease selling our products altogether. Our agreements with our dealers and distributors may generally be terminated for any reason by either party with advance notice. We cannot assure that we will retain these dealers and distributors, or that we will be able to secure additional or replacement dealers and distributors. For example, in February 2015, we announced that we were transitioning from a single distributor to a direct-to-dealer sales model in Germany, and in February 2016, we announced a similar transition in Australia. While we believe that these actions will ultimately have a positive impact on sales and profitability in those regions, they may also create disruption in the established channels and our sales and results of operations may be impacted in connection with this or any similar change in our sales process in the future.

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

If we fail to effectively manage our existing sales channels, or if our dealers or distributors are unsuccessful in fulfilling the orders for our products, then our results of operations may be harmed.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of music, video, lighting, temperature and security, and we benefit from our relationships with partners that allow our system to provide integrated and extensible control of over 9,700 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including through the provision of application programming interfaces, proxies and drivers that enable data to be transferred readily between our solutions and third-party products and applications, demand for our solutions could decline and we could lose sales. We will also be required to make our solutions compatible with new or additional third-party products and applications that are introduced into the markets that we serve. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

Our inability to adapt to technological change and implement technological and aesthetic enhancements to our products could impair our ability to remain competitive.

The market for home automation and control solutions is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. However, product development often requires significant lead-time and upfront investment and our ability to attract new consumers and increase revenue from existing consumers will depend in significant part on our ability to accurately anticipate changes in industry standards and to continue to enhance existing solutions or introduce new solutions in a timely basis to keep pace with technological developments. This is true of all of our products, but is particularly important with respect to our user interface and other products that our consumers interface with directly. Similarly, if any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices, which could impact sales and decrease our market share. Any delay or failure in the introduction of new or enhanced solutions could harm our business, results of operations and financial condition.

We currently rely on contract manufacturers to manufacture our products and on component vendors to supply parts used in our products. The majority of our components are supplied by a single source. Any disruption in our supply chain, or our failure to successfully manage our relationships with our contract manufacturers or component vendors could harm our business.

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the six months ended June 30, 2016, three contract manufacturers, Sanmina, RCS and iLife, manufactured approximately 60% of our inventory purchases.

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

Because of the early stage of development of the mainstream home automation market, we believe that building and maintaining market awareness, brand recognition and goodwill is critical to our success. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. While we may choose to engage in a broader marketing campaigns to further promote our brand, but this effort may not be successful. Our efforts in developing our brand may be affected by the marketing efforts of our competitors, negative publicity and social media commentary, and our reliance on our independent dealers, distributors and strategic partners to install our products and promote our brand effectively. If we are unable to cost-effectively maintain and increase positive awareness of our brand, our business, results of operations and financial condition could be harmed.

We operate in the emerging and evolving home automation market, which may develop more slowly or differently than we expect. If the mainstream home automation market does not grow as we expect, or if we cannot expand our solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur additional operating losses.

The market for home automation and control solutions is developing, and it is uncertain whether, how rapidly or how consistently this market will develop, and even if it does develop, whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with traditional solutions, concerns for additional costs and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market, and while our solutions target the high end of the market, we also have solutions that target middle- and entry-level home owners, including our EA-1 controller which we released in January 2016 that is designed to control smaller, single room projects. Our ability to expand the sales of our solutions to a broader consumer base, including adoption of our EA-1 controller by entry-level consumers, depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the ability to develop relationships with independent dealers and distributors, the effectiveness of our marketing programs, the costs of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to mainstream consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

Any defect in, or disruption to, our solutions could cause consumers to remove their products, not to purchase additional products from us, prevent potential consumers from purchasing our solutions, or harm our reputation. The nature of the solutions we provide, including our interface with home security solutions, may expose us to greater risks of liability for system failure or even installation errors by our independent dealers than may be inherent in other businesses. Substantially all of our dealer agreements contain provisions limiting our liability to dealers and our consumers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot be sure that these limitations will be enforced, and defending a lawsuit, regardless of its merit, could be costly, divert management’s attention, affect our ability to obtain or maintain liability insurance on acceptable terms and could harm our business. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. Although we currently maintain some warranty reserves, we cannot be sure that these warranty reserves will be sufficient to cover future liabilities. Furthermore, we may be required to indemnify our dealers, distributors and other partners against certain liabilities they may incur as a result of defects of our products.

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

We have little recurring revenue or backlog, and our revenue is generated from orders of our solutions from new and existing consumers, each of which may cause our quarterly results to fluctuate. In addition, we may experience seasonality in the sales of our solutions. Historically, our revenue is generally highest in the fourth quarter and lowest in the first quarter. Seasonal variations in our sales may lead to significant fluctuations in our cash flows and results of operations on a quarterly basis and this may cause our stock price to fluctuate.

We may not generate significant revenue as a result of our current research and development efforts.

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the six months ended June 30, 2016, we spent $17.5 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

•

Finding that the acquired technology, assets or business does not further our business strategy, that we overpaid for the technology, assets or business, or that we may be required to write off acquired assets or investments partially or entirely;

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

We may pursue business opportunities that diverge from our current business model, including expanding our solutions, investing in new and unproven technologies, and expanding our existing sales channels or adding new sales channels, including through acquisitions such as our recent acquisition of Pakedge and its networking technologies. We can offer no assurance that any such new business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could reduce operating margins and require more working capital, or materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Our revenue, results of operations and cash flows depend on the overall demand for our solutions, which can be significantly reduced in economic environments characterized by market and interest rate volatility, decreased consumer confidence, high unemployment, declines in residential remodeling and housing starts, fluctuating exchange rates, and diminished growth expectations in the U.S. economy and abroad. During periods of weak or unstable economic and market conditions, providers of products and services that represent discretionary purchases, such as our home automation products, are disproportionately affected. In addition, during these periods, the number of independent dealers and distributors may decline as the prospects for home building and home renovation projects diminish, which may have a corresponding impact on our growth prospects. Furthermore, during challenging economic times consumers may face issues in gaining timely access to sufficient credit, which could impair their ability to make timely payments. There is also an increased risk during these periods that an increased percentage of our dealers will file for bankruptcy protection, which may harm our reputation, revenue, profitability and results of operations. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular geography or industry. Any downturns in the general economic conditions of the geographies and industries in which we operate, or any other factors negatively impacting housing markets or consumer spending, could materially and adversely impact our revenue, results of operations, financial condition and cash flows.

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

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Significant judgment is required in determining our worldwide provision for income taxes and evaluating our uncertain tax positions. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, our tax provision, results of operations or cash flows could be harmed. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for any particular year for extended periods of time depending on the specific statute of limitations in the relevant jurisdiction.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Sanmina and LiteOn, two of our contract manufacturers that manufactured 60% of our inventory purchases for the six months ended June 30, 2016, have manufacturing facilities located in China. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in those regions may delay or forego purchases of our solutions from dealers and distributors, which may harm our results of operations for a particular period. In addition, acts of terrorism, including cyber terrorism or crime, could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer privacy and protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. As we continue to develop new products, acquire companies with new product lines and expand our geographical footprint to market and sell products in new jurisdictions, we may become subject to additional rules and regulations, and these regulatory requirements may be different from or more stringent than those in the United States and Europe. While we have obtained these certifications for many of our products currently sold in these new jurisdictions, we continue to work towards full compliance for all of our products sold. Delays in meeting, or failure to meet, these certification standards may cause us to miss market opportunities and may hinder us from entering and selling our products in those markets. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enjoinders of future shipments, mandatory product recalls, seizures, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, results of operations and financial condition.

In addition, we have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information (“PII”), by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice (“ECJ”), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) that the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be an adequate method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. On July 12, 2016 the European Commission formally adopted the new EU – U.S. Privacy Shield announced on February 2, 2016.  It is anticipated that U.S. companies will be able to begin to self-certify with the U.S. Department of Commerce beginning August 1, 2016. We continue to explore options to legitimize certain data transfers from the European Economic Area, including without limitation meeting the requirement of self-certification pursuant to the this new Privacy Shield, adopting model contractual clauses with certain suppliers, and looking for suppliers that house data in the European Economic Area. We may be unsuccessful in establishing legitimate means of transferring certain data from the European Economic Area, and we are at risk of enforcement actions taken by an EU data protection authority until such point in time that we ensure that all data transfers to us from the European Economic Area are legitimized. We may find it necessary to establish additional systems to maintain EU-origin data in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state, federal or other regulatory action if they are found to be deceptive or misrepresentative of our practices.

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

We have a limited history of marketing, selling, installing and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 21% of our total revenue for the six months ended June 30, 2016, and we expect that percentage to grow in the future.  As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

We conduct a significant amount of business in the Europe Union, including through our office located in England, and our operations may be affected by the results of the recent referendum vote by the United Kingdom to leave the European Union.

On June 23, 2016, a majority of voters in the United Kingdom approved a referendum to leave the European Union (“Brexit Vote”), which immediately led to significant market volatility around the world, as well as political, economic and legal uncertainty. It is expected that the United Kingdom’s exit from the European Union will take place within two years after the United Kingdom formally notifies the European Council of its intention to withdraw. During this time negotiations will take place to unravel all of the existing legal, political and financial frameworks and obligations, and put new structures in place. At this stage, it is uncertain what the results of these negotiations will be and how the Brexit Vote will affect economic conditions in the United Kingdom, the European Union, or globally. Because Control4 has sales throughout the European Union and offices in England and Germany, it is possible that the Brexit Vote may require us to restructure some or all of our operations, and depending on what is negotiated, could impair our ability to transact business in other countries in the European Union. In addition, the fluctuation in currencies and market conditions may adversely affect our business, results of operations and financial condition.

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

An assertion by a third-party that we are infringing its intellectual property could subject us to costly and time-consuming litigation and lead to expensive licenses or significant liabilities in the event of an adverse judgment.

The industries in which we compete are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets, and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have been subject to patent litigation in the past and we may be subject to similar litigation in the future. Given that our solution integrates with almost all network aware products, the risk that our solution may be subject to these allegations is exacerbated. As we seek to extend our solutions, we could be constrained by the intellectual property rights of others, including patent holding companies.

We are defendants in legal proceedings related to intellectual property rights from time to time (a summary of current litigation and outstanding claims that if determined adversely to us, we believe would have a material adverse effect on our business, results of operations, financial condition or cash flows, if any, is set forth below in Part I Item 3, Legal Proceedings), and in the past, we have entered into settlement agreements relating to contractual claims and alleged patent infringements, which have included future royalty payments on certain products, the payment of a lump sum amount for alleged past damages, and/or the payment of a fixed amount in exchange for a covenant not to sue.

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

We monitor the use of all open source software in our products, solutions, processes and technology, and seek to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution when we do not wish to do so. Despite these precautions, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party for our solutions without our knowledge or if we have otherwise incorporated unfavorable open source software into our solutions, we could, under certain circumstances, be required to disclose the related source code to our solutions. This could harm our intellectual property position and our business, results of operations and financial condition.

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

The market price of our common stock has been and again could be subject to wide fluctuations in response to many risk factors listed in this section, and other factors beyond our control, including but not limited to:

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

As of June 30, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 57% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2016, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. In February 2016, the Board of Directors authorized an extension to this repurchase program from its original end-date of May 13, 2016 to June 30, 2017, unless terminated earlier.    Any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the company and its stockholders.  During the three months ended June 30, 2016, we repurchased 193,831 shares of outstanding common stock under the share repurchase program, as set forth in the table below:

			Total	Dollar Value
			Number of	of Shares
			Shares	that May
			Purchased as	Yet Be
	Total		Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Plan
Period	Purchased	Per Share(1)	Plan	(in thousands)
May 1 - 31, 2016	193,831	$7.77	193,831
	193,831	—	193,831	$7,738

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

Date: August 5, 2016		CONTROL4 CORPORATION

	By:	/s/ Mark Novakovich
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)