Form 10-Q
period 2016-09-30
CONTROL4 CORP
filed 2016-11-04
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On October 28, 2016, 23,639,120 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,671	$29,530
Restricted cash	259	296
Short-term investments	21,293	37,761
Accounts receivable, net	24,667	21,322
Inventories	31,714	19,855
Prepaid expenses and other current assets	3,166	3,842
Total current assets	106,770	112,606
Property and equipment, net	6,355	6,584
Long-term investments	5,008	13,716
Intangible assets, net	24,498	4,547
Goodwill	17,016	2,760
Other assets	2,110	1,650
Total assets	$161,757	$141,863
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,028	$17,588
Accrued liabilities	7,407	5,880
Deferred revenue	1,378	1,099
Current portion of notes payable	298	727
Total current liabilities	29,111	25,294
Revolving credit line	1,500	—
Notes payable	34	186
Other long-term liabilities	805	938
Total liabilities	31,450	26,418
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 25,221,246 and 24,590,768 shares issued; 23,639,120 and 23,436,288 shares outstanding at September 30, 2016 and December 31, 2015, respectively	3	2
Treasury stock, at cost; 1,582,126 and 1,154,480 shares at September 30, 2016 and December 31, 2015, respectively	(12,262)	(9,020)
Additional paid-in capital	229,688	220,782
Accumulated deficit	(86,640)	(95,580)
Accumulated other comprehensive loss	(482)	(739)
Total stockholders’ equity	130,307	115,445
Total liabilities and stockholders’ equity	$161,757	$141,863

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenue	$55,185	$43,558	$151,435	$120,282
Cost of revenue	27,566	21,748	77,303	60,532
Gross margin	27,619	21,810	74,132	59,750
Operating expenses:
Research and development	9,190	8,191	26,708	24,308
Sales and marketing	10,852	8,489	32,101	23,668
General and administrative	5,407	4,220	15,279	13,129
Litigation settlement	—	—	400	—
Total operating expenses	25,449	20,900	74,488	61,105
Income (loss) from operations	2,170	910	(356)	(1,355)
Other income (expense), net:
Interest, net	12	79	17	142
Other income (expense), net:	(89)	(112)	(306)	(452)
Total other income (expense), net	(77)	(33)	(289)	(310)
Income (loss) before income taxes	2,093	877	(645)	(1,665)
Income tax expense (benefit)	316	(314)	(9,585)	(666)
Net income (loss)	$1,777	$1,191	$8,940	$(999)
Net income (loss) per common share:
Basic	$0.08	$0.05	$0.38	$(0.04)
Diluted	$0.07	$0.05	$0.37	$(0.04)
Weighted-average number of shares:
Basic	23,424	24,129	23,307	24,260
Diluted	24,530	24,856	24,149	24,260

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net income (loss)	$1,777	$1,191	$8,940	$(999)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	172	(547)	197	(793)
Net unrealized gains (losses) on available-for-sale investments, net of tax	(10)	37	60	65
Total other comprehensive income (loss)	162	(510)	257	(728)
Comprehensive income (loss)	$1,939	$681	$9,197	$(1,727)

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2016	2015
	(unaudited)
Operating activities
Net income (loss)	$8,940	$(999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	2,402	2,146
Amortization of intangible assets	3,393	1,113
Loss on disposal of fixed assets	13	—
Provision for doubtful accounts	313	281
Investment premium amortization	293	—
Stock-based compensation	5,933	5,336
Tax benefit from business acquisition	(9,402)	—
Changes in assets and liabilities:
Accounts receivable	(3,469)	(2,097)
Inventories	(6,776)	(1,779)
Prepaid expenses and other current assets	1,740	(566)
Other assets	(341)	(247)
Accounts payable	2,333	342
Accrued liabilities	421	(622)
Deferred revenue	291	347
Other long-term liabilities	(451)	(298)
Net cash provided by operating activities	5,633	2,957
Investing activities
Purchases of available-for-sale investments	(10,147)	(49,095)
Proceeds from sales of available-for-sale investments	900	2,018
Proceeds from maturities of available-for-sale investments	33,858	49,535
Purchases of property and equipment	(1,780)	(2,917)
Business acquisitions, net of cash acquired	(32,891)	(8,380)
Net cash used in investing activities	(10,060)	(8,839)
Financing activities
Proceeds from exercise of options for common stock	3,021	1,127
Repurchase of common stock	(3,242)	(4,942)
Repayment of notes payable	(581)	(722)
Proceeds from revolving credit facility	5,000	—
Repayment of revolving credit facility	(3,500)	—
Payment of debt issuance costs	(89)	—
Net cash provided by (used in) financing activities	609	(4,537)
Effect of exchange rate changes on cash and cash equivalents	(41)	(31)
Net decrease in cash and cash equivalents	(3,859)	(10,450)
Cash and cash equivalents at beginning of period	29,530	29,187
Cash and cash equivalents at end of period	$25,671	$18,737
Supplemental disclosure of cash flow information
Cash paid for interest	$164	$85
Cash paid for taxes	858	431
Supplemental schedule of non-cash investing and financing activities
Net unrealized losses on available-for-sale investments	60	65

See accompanying notes to condensed consolidated financial statements (unaudited).

Control4 Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Control4 Corporation (‘‘Control4’’ or the ‘‘Company’’) is a leading provider of personalized, smart home and business solutions that are designed to enhance the daily lives of our customers. The Company’s solutions unlock the potential of connected devices throughout a home or business, making entertainment systems easier to use and more accessible, spaces more comfortable and energy efficient, and individuals more secure. The Company was incorporated in the state of Delaware on March 27, 2003.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), and condensed consolidated statements of cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other future interim or annual period.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in U.S. dollars, except for sales to dealers and distributors located in the United Kingdom, Canada, Australia, and the European Union, which are generally denominated in pounds sterling, Canadian dollars, Australian dollars, and the euro, respectively. There were no individual account balances greater than 10% of total accounts receivable as of September 30, 2016 and December 31, 2015.

No dealer or distributor accounted for more than 10% of total revenue for the three and nine months ended September 30, 2016 and 2015.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of certain of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. There was no single foreign country that accounted for more than 10% of total revenue for the three and nine months ended September 30, 2016 and 2015. The following table sets forth revenue from U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue-United States	$39,670	$29,300	$108,506	$80,571
Revenue-Canada	4,246	3,702	11,355	10,910
Revenue-all other international sources	11,269	10,556	31,574	28,801
Total revenue	$55,185	$43,558	$151,435	$120,282
International revenue (excluding Canada) as a percent of total revenue	20%	24%	21%	24%

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

Limited Product Warranties

The Company provides its customers a limited product warranty of two years for all Control4 branded products and three years for all Pakedge branded products. The limited product warranties require the Company, at its option, to repair or replace defective products during the warranty period at no cost to the customer or refund the purchase price. The Company estimates the costs that may be incurred to replace, repair or issue a refund for defective products and records a reserve at the time revenue is recognized. Factors that affect the Company’s warranty liability include the cost of the products sold, the Company’s historical experience, and management’s judgment regarding anticipated rates of product warranty returns, net of refurbished products. The Company assesses the adequacy of its recorded warranty liability each period and makes adjustments to the liability as necessary. Warranty costs accrued include amounts accrued for products at the time of shipment, adjustments for changes in estimated costs for warranties on products shipped in the period, and changes in estimated costs for warranties on products shipped in prior periods. It is not practicable for the Company to determine the amounts applicable to each of these components.

The following table presents the changes in the product warranty liability for the nine months ended September 30, 2016 (in thousands):

Warranty Liability
Balance at December 31, 2015	$1,415
Warranty costs accrued	1,145
Warranty claims	(863)
Balance at September 30, 2016	$1,697

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$1,777	$1,191	$8,940	$(999)
Denominator:
Weighted average common stock outstanding for basic net income (loss) per common share	23,424	24,129	23,307	24,260
Effect of dilutive securities—stock options and restricted stock units	1,106	727	842	—
Weighted average common shares and dilutive securities outstanding	24,530	24,856	24,149	24,260

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options to purchase common stock	2,221	2,687	2,490	4,796
Restricted stock units	—	—	23	87
Total	2,221	2,687	2,513	4,883

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted and the guidance must be applied using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company in fiscal year 2017. Any adjustments resulting from the adoption of this standard will be reflected as of the beginning of the fiscal year of adoption. In accordance with the provisions of this standard, the Company will start recognizing excess tax benefits in our provision for income taxes rather than paid-in capital beginning January 1, 2017. The Company doesn’t anticipate that additional amendments to the accounting for income taxes and minimum statutory withholding requirements will have a material impact to retained earnings as of January 1, 2017, where the cumulative effect of these amendments are required to be recorded. The Company is still evaluating the accounting policy election to estimate forfeitures, as currently required, or to recognize forfeitures as they occur. If the Company elects to change this accounting policy and recognize forfeitures as they occur, there will be a cumulative effect adjustment recorded to opening retained earnings to reflect the impact of this change. In addition, the Company is still evaluating if the presentation for cash flows related to excess tax benefits will be adopted prospectively or retrospectively.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Subtopic 330) – Simplifying the Measurement of Inventory.” This update requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. The guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company early adopted this guidance this quarter, and the adoption of this guidance did not have an impact on the Company’s results of operations, financial position, or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, deferring the effective date of this standard for one year, and is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The deferred standard allows early adoption of the standard on the original effective date which would be effective for annual reporting periods beginning after December 15, 2016. The Company is still evaluating the impact of adopting this guidance, as well as whether the Company will apply the amendments retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this update at the date of initial application.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Finished goods	$28,963	$16,982
Component parts	2,443	2,575
Work-in-process	308	298
	$31,714	$19,855

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Computer equipment and software	$3,672	$4,799
Manufacturing tooling and test equipment	4,222	4,267
Lab and warehouse equipment	3,546	3,376
Leasehold improvements	3,120	2,949
Furniture and fixtures	2,934	2,881
Other	753	752
	18,247	19,024
Less: accumulated depreciation	(11,892)	(12,440)
	$6,355	$6,584

Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Deposits	$665	$933
Prepaid licensing	552	664
Deferred tax asset	882	—
Other	11	53
	$2,110	$1,650

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Sales returns and warranty accruals	$3,016	$2,508
Compensation accruals	3,249	2,331
Other accrued liabilities	1,142	1,041
	$7,407	$5,880

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

Cash, Cash Equivalents and Marketable Securities

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three and nine months ended September 30, 2016 and 2015, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.

The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category, recorded as cash and cash equivalents or short- or long-term investments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$14,939	$—	$—	$14,939	$14,939	$—	$—

Level 1:
Money market funds	10,732	—	—	10,732	10,732	—	—
U.S. government notes	999	1	—	1,000	—	1,000	—
Subtotal	11,731	1	—	11,732	10,732	1,000	—

Level 2:
Asset-backed securities	5,005	3	—	5,008	—	—	5,008
Corporate bonds	17,302	1	(6)	17,297	—	17,297	—
Commercial paper	1,996	—	—	1,996	—	1,996	—
U.S. agency securities	1,000	—	—	1,000	—	1,000	—
Subtotal	25,303	4	(6)	25,301	—	20,293	5,008
Total	$51,973	$5	$(6)	$51,972	$25,671	$21,293	$5,008

	December 31, 2015
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$7,593	$—	$—	$7,593	$7,593	$—	$—

Level 1:
Money market funds	21,937	—	—	21,937	21,937	—	—
U.S. government notes	998	—	(2)	996	—	—	996
Subtotal	22,935	—	(2)	22,933	21,937	—	996

Level 2:
Asset-backed securities	6,739	—	(9)	6,730	—	—	6,730
Corporate bonds	39,195	2	(51)	39,146	—	33,156	5,990
Commercial paper	1,100	—	—	1,100	—	1,100	—
U.S. agency securities	3,506	—	(1)	3,505	—	3,505	—
Subtotal	50,540	2	(61)	50,481	—	37,761	12,720
Total	$81,068	$2	$(63)	$81,007	$29,530	$37,761	$13,716

As of September 30, 2016, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. During the three and nine months ended September 30, 2016 and 2015, the Company did not recognize any significant impairment charges. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their fair value because of the short term nature of the accounts. The fair value of the notes payable and the revolving credit facility approximates the carrying value based on the variable nature of interest rates and current market rates available to the Company (see Note 6). As a result, the balance of the notes payable and revolving credit facility is categorized within Level 2 of the fair value hierarchy.

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

The Company settles its foreign exchange contracts on the last day of every month and enters into a new forward contract for the next month. As a result, there are no assets or liabilities recorded in the accompanying Condensed Consolidated Balance Sheets related to derivative instruments as of September 30, 2016. However, the notional principal of foreign exchange contracts for 2016 was $9.9 million as of September 30, 2016.

The following table shows the pre-tax gains (losses) of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Income Statement Location	2016	2015	2016	2015
Foreign exchange contracts	Other income (expense), net	$(60)	$418	$(17)	$318

4. Acquisitions

Australia Expansion

On April 1, 2016, the Company began working directly with home automation integrators in Australia to better serve and support customers in that country. As part of the shift from its distribution model in Australia, Control4 Corporation, through its wholly owned subsidiary, Control4 Australia Holdings Pty., Ltd, acquired customer lists and inventory from the Company’s Australian distributor for $0.7 million. Total consideration transferred for this acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed.

The Company determined this acquisition was not a significant acquisition under Rule 3-05 of Regulation S-X.

Acquisition of Pakedge Device and Software Inc.

On January 29, 2016, the Company entered into a definitive agreement to acquire Pakedge Device and Software Inc. (“Pakedge”) through the purchase of all of the outstanding shares of common stock of Pakedge for a price of $32.0 million (the “Purchase Agreement”). After customary working capital adjustments, the total purchase price was $33.0 million, which included cash acquired of $0.8 million. In accordance with the Purchase Agreement, $5.0 million was deposited in escrow, and will be held for up to 18 months from the acquisition date, to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise.

Total consideration transferred for the Pakedge acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below. Management estimated the fair values of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations. The preliminary amount of consideration transferred is subject to potential adjustments in the event that the preliminary estimates of inventory, warranty reserves, or sales return liability, and due to tax-related matters that could have a material impact on the consolidated financial statements. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date). Due to new information obtained related to the net working capital adjustments, valuation of inventory, contingent liability, and tax liabilities, based on facts that existed at the acquisition date, the Company recorded measurement period adjustments to inventory, accrued liabilities, goodwill and deferred tax liability. The net change to goodwill was an increase of $0.4 million. Had these adjustments been recorded as of the acquisition date, the Company’s deferred tax benefit would have decreased $0.4 million for the three months ended March 31, 2016. In addition, the Company’s deferred tax expense for the three months ended June 30, 2016 and September 30, 2016 would have decreased $0.1 million and $0.3 million, respectively.

The following reflects the Company’s preliminary allocation of consideration transferred for the Pakedge acquisition (in thousands):

Pakedge
Acquisition
Cash	$843
Accounts receivable	460
Inventory	4,767
Other assets acquired	1,139
Intangible assets	23,156
Goodwill	13,876
Total assets acquired	44,241
Deferred tax liability	9,402
Warranty liability	391
Other liabilities assumed	1,428
Total net assets acquired	$33,020

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

Goodwill

Goodwill of $13.9 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to Pakedge’s assembled workforce, strategic positioning value and the projected profits from new products and dealers. This goodwill is not deductible for income tax purposes.

Other

From the date of acquisition through September 30, 2016, the Company recorded revenue and pre-tax net income associated with Pakedge of approximately $16.1 million and $2.3 million, respectively. Additionally, the Company incurred approximately  $3.2 million in total acquisition-related costs accounted for in the accompanying condensed consolidated statements of operations as cost of revenue and general and administrative expenses for the nine months ended September 30, 2016 related solely to the Pakedge acquisition. Of this amount, approximately $2.0 million is related to the step-up in inventory recorded to cost of revenue as the acquired inventory was sold.

Pro Forma Information

The unaudited pro forma information for the three and nine months ended September 30, 2016 and 2015 presented below includes the effects of the Pakedge acquisition as if it had been consummated as of January 1, 2015, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, including adjustments related to the amortization of acquired intangible assets, stock-based compensation expense, depreciation expense, interest expense, estimated tax benefits and non-recurring transaction costs. These adjustments are based upon information and assumptions available to us at the time of filing this Quarterly Report on Form 10-Q. The income tax benefit related to the reduction in the Company’s valuation allowance as a result of the acquisition is excluded from the pro forma information as it is non-recurring. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of

Pakedge. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$55,185	$48,519	$152,619	$134,072
Income (loss) from operations	2,340	81	(1,939)	(3,902)
Net income (loss)	$2,006	$737	(2,294)	(2,483)
Net income (loss) per common share:
Basic	$0.08	$0.03	(0.10)	(0.10)
Diluted	$0.08	$0.03	(0.10)	(0.10)

Acquisition of Nexus Technologies Pty Ltd.

On January 30, 2015, the Company, through its wholly owned subsidiary, Control4 Australia Pty., Ltd (“Control4 Australia”), acquired Nexus Technologies Pty Ltd. (“Nexus”), an Australia-based provider of audio/video distribution products (under the brand of Leaf), pursuant to a Share Sale Agreement dated January 30, 2015, under which Control4 Australia purchased all of the issued and outstanding shares of Nexus from its shareholders. The total consideration transferred was $8.5 million in cash. Of the cash consideration, $0.8 million of cash was deposited in escrow as partial security for the indemnification obligations of the Nexus shareholders pursuant to the Share Sale Agreement, which was released to the Nexus shareholders on December 18, 2015. The Company incurred $1.2 million in acquisition-related expenses accounted for in the accompanying condensed consolidated statements of operations as general and administrative expenses and cost of revenue for the nine months ended September 30, 2015. Of this amount, approximately $0.3 million is related to the step-up in inventory recorded to cost of revenue as the acquired inventory was sold.

The Company determined the Nexus acquisition was not a significant acquisition under Rule 3-05 of Regulation S-X.

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2015	$2,760
Current period acquisitions	14,140
Foreign currency translation adjustment	116
Balance at September 30, 2016	$17,016

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed.

Amortizable Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$16,761	$(4,939)	$11,822
Customer relationships	9,218	(868)	8,350
Trademark/trade name	4,410	(245)	4,165
Non-competition agreements	295	(134)	161
Total intangible assets	$30,684	$(6,186)	$24,498

	December 31, 2015
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$6,907	$(2,643)	$4,264
Customer relationships	342	(66)	276
Non-competition agreements	53	(46)	7
Total intangible assets	$7,302	$(2,755)	$4,547

The weighted average amortization period for acquired technology, customer relationships, trademarks/trade names and non-competition agreements is 4.9 years, 7.9 years, 12.0 years, and 2.0 years, respectively; and 6.8 years for all amortizable intangible assets in total.

The Company recorded amortization expense during the respective periods for these intangible assets as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$800	$365	$2,266	$1,049
Research and development	50	20	140	64
Sales and marketing	371	-	987	-
Total amortization of intangible assets	$1,221	$385	$3,393	$1,113

Amortization of finite lived intangible assets as of September 30, 2016 for the next five years is as follows (in thousands):

Amount
2016	$1,209
2017	4,737
2018	4,533
2019	4,370
2020	3,486
Thereafter	6,163
$24,498

6. Long-Term Obligations

Loan and Security Agreement

On January 29, 2016, Control4 entered into the Second Loan Modification Agreement (the “2016 Loan Amendment”) with Silicon Valley Bank, a California corporation (“SVB”), which amends that certain Amended and Restated Loan and Security Agreement dated as of June 17, 2013, between Control4 and SVB (the “2013 Loan Agreement”).

In the 2016 Loan Amendment, Control4 established a revolving credit facility of $30.0 million under the terms of the 2013 Loan Agreement (the “New Credit Facility”). All borrowings under the New Credit Facility are collateralized by the general assets of the Company. Amounts borrowed under the New Credit Facility are due and payable in full on the maturity date, which is January 28, 2018. Advances made pursuant to the New Credit Facility are, at Control4’s option, either: (i) Prime Rate Advances, which bear interest at the Prime Rate plus a Prime Rate Margin of either 0% or 0.25%, depending on Control4’s leverage ratio for the subject quarter, or (ii) LIBOR Rate Advances, which bear interest at the LIBOR Rate plus a LIBOR Rate Margin of either 2.50% or 2.75%, depending on Control4’s leverage ratio for the subject quarter. As of September 30, 2016, the interest rate on the revolving credit facility equaled the prime rate of 3.50%, and Control4 had outstanding borrowings of $1.5 million under the revolving credit facility.

The 2016 Loan Amendment did not amend the term borrowing provisions of the 2013 Loan Agreement. Term borrowings are payable in 42 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 4.00% as of September 30, 2016. Control4 had outstanding term borrowings of $0.3 million as of September 30, 2016.

The 2016 Loan Amendment contains various restrictive and financial covenants, and the Company was in compliance with each of these covenants as of September 30, 2016.

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

Income tax expense was $0.3 million for the three months ended September 30, 2016 compared to an income tax benefit of $0.3 million for the three months ended September 30, 2015, or approximately 15% and 36% of income (loss) before income taxes, respectively. Income tax benefit was $9.6 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively, or approximately 1487% and 40% of income (loss) before income taxes, respectively. The effective tax rate for the three and nine months ended September 30, 2016 differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, offset by the partial reversal of the Company’s valuation allowance due to the deferred tax liability that was recorded as part of the Pakedge acquisition, primarily due the differences between the book and tax basis of the acquired intangible assets. The rate is further increased by foreign income taxes, minimum state income taxes or taxes in states for which net operating loss carryforwards are not available, the U.S. federal alternative minimum tax and the impact of incentive stock options as well as other permanent differences. As of December 31, 2015, the Company’s net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $78.1 million and $76.6 million, respectively. The NOL carryforwards will expire between 2019 and 2035. In addition to the NOL carryforwards, as of December 31, 2015, the Company had U.S. federal and state research and development credit carryforwards of $6.7 million and $2.8 million, respectively, which will expire between 2017 and 2034.

Utilization of the NOL carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “IRC”), and similar state provisions. The Company recently performed a detailed analysis under Section 382 of the IRC to determine whether any ownership changes had occurred. The effect of an ownership change could limit the use of NOL carryforwards attributable to periods before the change. The detailed analysis confirmed that Section 382 ownership changes occurred from July 29, 2003, through March 27, 2007, and on July 31, 2014, but the Company concluded that the ownership changes should not result in a limitation on the expected utilization of the NOL carryforwards.

Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. In evaluating the ability to recover its deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company has a full valuation allowance against domestic deferred tax assets. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive domestic income, the Company may release the valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets, resulting in a decrease to income tax expense for the period such release is made. In addition, the effective tax rate in subsequent periods would increase, and more closely approximate the federal statutory rate of 34%, after giving consideration to state income taxes, foreign income taxes and the effect of exercising incentive stock options.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, China, Germany, India and Serbia. The Company is subject to examination in the United States, the United Kingdom, Australia, Hong Kong, China, Germany, India and Serbia as well as various state jurisdictions. As of September 30, 2016, the Company was not under examination by any tax authorities. Tax years beginning in 2012 are subject to examination by tax authorities in the United States and in some states tax years as early as 2011 are subject to examination by tax authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Tax years beginning in 2011 are subject to examination by the taxing authorities in Australia and Hong Kong. Tax years beginning in 2012 are subject to examination by the taxing authorities in China and India. Tax years beginning in 2013 are subject to examination by the taxing authorities in the United Kingdom. Tax years beginning in 2015 are subject to examination by the taxing authorities in Germany. Tax years beginning in 2016 are subject to examination by the taxing authorities in Serbia.

8. Equity Compensation

Stock Options

In 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Plan”), which provided for the granting of nonqualified and incentive stock options, stock appreciation rights, stock awards, restricted stock units and restricted stock awards. Under the 2003 Plan, the Company was able to grant nonqualified and incentive stock options to directors, employees and non-employees providing services to the Company. On June 11, 2013, the Company’s Board of Directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was subsequently approved by the Company’s stockholders. The 2013 Plan became effective as of the closing of the Company’s initial public offering. To the extent that any awards outstanding under the 2003 Plan are forfeited or lapse unexercised after August 1, 2013, the shares of common stock subject to such awards will become available for issuance under the 2013 Plan. The 2013 Plan provides for annual increases in the number of reserved shares of 5% of the outstanding number of shares of the Company’s Common Stock as of the preceding December 31. The Company and its Board of Directors decided to forego increasing the number of reserved shares on January 1, 2016, and will revisit this option for an annual increase next year.

A summary of stock option activity for the nine months ended September 30, 2016 is presented below:

				Weighted
		Weighted		Average
	Shares Subject	Average	Weighted	Remaining
	to Options	Grant Date	Average	Contractual
	Outstanding	Fair Value	Exercise Price	Life (Years)
Balance at December 31, 2015	4,572,672		$10.72
Granted	50,000	4.63	8.16
Exercised	(619,757)		4.87
Expired	(69,832)		14.79
Forfeited	(51,588)		15.68
Balance at September 30, 2016	3,881,495		11.48

Exercisable options at September 30, 2016	2,990,429		10.41	5.6
Vested and expected to vest at September 30, 2016	3,822,911		11.44	6.1

The following table summarizes information about stock options outstanding and exercisable at September 30, 2016:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$2.34	-	3.59	3.25	60,694	0.8	60,694	0.8
$4.78	-	7.28	5.94	1,246,543	4.6	1,225,444	4.5
$7.49	-	11.28	9.77	1,044,374	5.9	838,969	5.4
$11.72	-	17.66	14.75	863,004	8.1	427,361	8.0
$19.56	-	22.92	21.04	666,880	7.2	437,961	7.1
				3,881,495		2,990,429

For the stock option awards vested during the three and nine months ended September 30, 2016, the total fair value was $1.3 million and $4.2 million, respectively. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

	For the Nine Months Ended
	and as of September 30,
	2016	2015
Options Exercised	$2,978	$1,327
Options Exercisable	10,491	5,333
Options Vested and Expected to Vest	11,065	5,389

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016	2015			2016	2015
Expected volatility	—			53%	62%	53	-	55%
Expected dividends	—			0%	0%			0%
Expected terms (in years)	—	5.3	-	6.1	6.1	5.3	-	6.1
Risk-free rate	—	1.5	-	1.8%	1.1%	1.3	-	1.8%

No stock options were granted during the three months ended September 30, 2016.

Restricted stock units

A summary of restricted stock unit activity for the nine months ended September 30, 2016 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2015	425,000	$8.18
Awarded	1,139,846	7.37
Vested	(17,670)	7.85
Forfeited	(89,719)	7.84
Non-vested balance at September 30, 2016	1,457,457	7.57

During the nine months ended September 30, 2016, 17,670 restricted stock units vested of which 6,949 shares were withheld for tax purposes resulting in the issuance of 10,721 shares of common stock.

Stock-based compensation expense

Total stock-based compensation expense has been classified as follows in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$38	$40	$128	$126
Research and development	789	706	2,493	2,145
Sales and marketing	496	457	1,605	1,298
General and administrative	660	605	1,707	1,767
Total stock-based compensation expense	$1,983	$1,808	$5,933	$5,336

At September 30, 2016, there was $7.8 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 1.9 years. At September 30, 2016, there was $8.5 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 2.4 years.

9. Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20.0 million in Control4 common stock from time to time on the open market. In February 2016, the Board of Directors authorized an extension to this repurchase program from its original end-date of May 13, 2016 to June 30, 2017, unless terminated earlier. During the three months ended September 30, 2016, the Company did not repurchase any common stock. During the nine months ended September 30, 2016, the Company repurchased 427,646 shares for $3.2 million. These share repurchases are classified as treasury stock in the accompanying Condensed Consolidated Balance Sheets as a reduction of Stockholders’ Equity. As of September 30, 2016, the Company has $7.7 million remaining to repurchase shares of common stock under this share repurchase program.

10. Related Party Transactions

A member of the Company’s Board of Directors is also an officer of a company that has a product line the Company began selling in its online store in November 2015.  For the three and nine months ended September 30, 2016, Control4 recognized revenue from sales of this product line of $43,000 and $106,000, net of cost of revenue, consistent with the Company’s accounting policy on sales of third-party products sold through the Company’s online ordering system.  As of September 30, 2016, the Company had accounts payable due to this related party of $28,000.

The Company has a royalty agreement with a company that has a director who is also a member of the Company’s Board of Directors. For the three months ended September 30, 2016, the Company didn’t incur any royalty expenses due to this related party. For the nine months ended September 30, 2016, the Company had incurred royalty expenses of $0.2 million. As of September 30, 2016, the Company was current on all outstanding accounts payable due to this related party.

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

Rental expense was approximately $0.7 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1.9 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of September 30, 2016 (in thousands):

2016	$1,062
2017	3,383
2018	2,221
2019	593
2020	187
Thereafter	31
$7,477

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through March 2017 totaling approximately $28.7 million at September 30, 2016.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these agreements as of September 30, 2016, as there were no outstanding claims.

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

•

Contractual Obligations and Off-Balance Sheet Arrangements. An overview of our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of September 30, 2016, including expected payment schedule.

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

Consumers purchase our smart solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, primarily related to products installed in hotels, which is excluded from our calculation of Core revenue. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be project-based and uneven from period to period. During the nine months ended September 30, 2016, over 3,800 active direct dealers were authorized to sell and install the full Control4 line of products in the United States, Canada, the United Kingdom and 51 other countries, and we partnered with 29 distributors to cover an additional 46 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, billing and service for dealers in each of those countries. We also have an additional 1,100 dealers and 17 distributors that are currently authorized to sell our Pakedge line of products only.

We derive the majority of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home. We also generate revenue from the sale of annual subscriptions to our 4Sight subscription service, which allows consumers to remotely access, backup, and control their smart home solutions from their mobile devices; receive e-mail and “push notification” alerts regarding activities in their home; and enable Amazon Alexa voice services.

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

Over the past five years, we have experienced double-digit annual Core revenue growth. Our Core revenue growth during that period has been the result of a combination of both the net addition of new independent dealers and distributors to our sales channels, an increase in revenue from our existing network of independent dealers and distributors, and new products both developed internally and acquired through business combinations. We believe our ability to grow our core sales channel has been enhanced through product innovation, expansion of our product offerings and helping our independent dealers and distributors grow their business and gross margins by providing enhanced dealer installation and marketing tools. Some recent developments that we believe may enhance our offerings and help drive growth include, but are not limited to, the following:

•

Announced integration with Amazon Alexa, the popular voice service that powers Amazon Echo and other Alexa-enabled devices, including Echo Dot, Amazon Tap and Amazon Fire TV. The new Control4 Smart Home Skill provides homeowners with the convenience of whole-home automation through simple and intuitive voice commands that can activate smart home scenes and control individual devices;

•	Released Control4 OS 2.9, featuring increased integration support for third party devices, more personalization for the homeowner, and new customization options for our dealers;
•

Released Bakpak 4.0, the intelligent cloud-based management system for dealers, enabling rapid response to connectivity issues, proactive device management, and greater visibility of networks and automation systems within connected homes across a dealer’s entire customer base;

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

Historically, we have experienced seasonal variations in our revenue as a result of holiday-related factors that are common in our industry. Our revenue is generally highest in the fourth quarter due to consumers’ desires to complete home installations prior to the holiday season. We generally see decreased sales in the first quarter due to seasonal purchase tendencies of consumers as well as the impact of winter weather on new construction and travel in certain geographies. In addition, our year-over-year revenue growth on a quarterly basis is not always linear for a variety of reasons including: the timing of new product releases; the use of marketing programs to accelerate intra-quarter sales of certain products or product families; the impact of foreign currency fluctuations; and the impact of general regional economic conditions on consumer buying decisions and harsh weather that delayed or canceled building projects. We generally expect these seasonal and other trends to continue in the future, which may cause quarterly fluctuations in our results of operations and certain financial metrics.

Factors and Trends Affecting Our Performance

A number of industry trends have facilitated our growth over the past several years, including the proliferation of connected devices and the constant growth of network-enabled homes and businesses. From smartphones to smart watches to smart cars, technology is transforming nearly every aspect of our lives, streamlining daily routines and providing quick, easy access to the capabilities and content we want most. Not only are new technologies providing convenience on-the-go, but they are becoming increasingly accessible. Voice services is a recent example of an emerging technology in our connected world, and our recently announced integration with Amazon Alexa helps keep us at the forefront of our industry in our adoption of voice activated solutions.  We remain committed to embracing these emerging technologies through our open platform and broad ecosystem.

Our open platform makes it easy for a broad community of original equipment manufacturer (OEM) partners to participate in our smart home ecosystem, which currently includes approximately 10,000 drivers and more than 1,600 SDDP (Simple Device Discovery Protocol) enabled products. Our broad ecosystem, which includes audio, video, lighting, temperature, network, security and communication device categories, gives consumers flexibility to integrate nearly any connectable device into their smart home. In addition, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest product innovations and allows our smart home platform to grow alongside emerging technologies to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

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

•

Growing Our Leadership Position in the Industry. We are committed to growing awareness of the Control4 and Pakedge brands among our dealers, distributors and partners. We believe that our investments in creating brand awareness in the industry has contributed to dealer recruitment, product adoption, and revenue growth. We are proud of the many awards we received from various industry groups and dealer consortiums, formally recognizing our commitment to excellence. In September 2016, we received two “Best of Show” Awards at the Custom Electronics Design and Installation Association (“CEDIA”) 2016 for Control4 Amazon Alexa Smart Home and our NK-1 Wireless Controller + Bakpak. CEDIA 2016 also awarded us the “Technology Integrator Impact!” Award for our EA Series controllers. In June 2016, Control4 was named as the top Whole-Home Automation brand, and Pakedge was named the top networking brand, by the “2016 CE Pro 100 Brand Analysis” report. This is the second year in a row that Control4 was recognized as the top Whole-Home Automation brand, and the fourth year in a row that Pakedge has been named the top brand for home networking. In addition, Control4 solutions were recognized as the top brand in the categories of whole-house Audio/Video, access control, and HVAC/thermostats; and among the leading brands in the categories of lighting control, remote controls, and communications (phones/intercoms). Also, in May 2016, the ProSource Buying Group named Control4 the 2016 Custom Integration Vendor of the Year.

•

Accelerating and Enhancing Consumer Lead Generation. We determined that there is an opportunity for us to play a more active role in generating and following up on leads received from our marketing efforts. Therefore, we are continuing to invest in a small team of inside sales representatives to qualify inbound inquiries and direct them to qualified independent dealers. Our enhanced lead generation strategies have increased consultations, bids and project installations. Through the continual optimization of our marketing efforts, coupled with our new inside resources to qualify inbound leads, we have improved lead conversion rates and increased the amount of revenue per lead.

•

Optimizing and Expanding Our North America Dealer Network. We intend to continue to optimize the performance of and expand our network of dealers in North America to ensure that we have geographic coverage and technical expertise to address our existing markets and new markets into which we plan to expand. In addition, through our acquisition of Pakedge, we increased the size of our total independent dealer network from over 3,800 active dealers to over 4,900 dealers. We continue to work with all appropriately qualified dealers to explore both home control and networking product lines, and we continue to cross-train and cross-certify dealers in accordance with our existing standards of technical proficiency and business practices. Furthermore, we have expanded the existing training facilities in Salt Lake City, UT and Chicago, IL, which will serve to meet the growing demand by Control4 dealers.

•

Expanding our International Dealer and Distributor Network. We believe that our future growth will depend in part on our ability to expand our dealer and distributor network outside of North America, to adapt our products and services to foreign markets, and to increase our brand awareness internationally. We continue to add field sales and service personnel to assist in the optimization of our international channels. We have transitioned to a direct-to-dealer model in specific international regions, namely in the United Kingdom, China, India, Germany and Australia, and we will continue to evaluate opportunities in other countries. Furthermore, we have opened new international training centers in Germany and Australia to help support the transition to a direct-to-dealer model.

•

Managing Competition. The market for home automation is fragmented, highly competitive and continually evolving. In addition to competing with traditional players in the luxury segment of the home automation market, including Savant, Crestron and Elan, a number of large technology companies such as Apple, Google, Amazon and Samsung offer device control capabilities within some of their own products, applications and services, and are engaged in ongoing development efforts to address the broader home automation market. In addition, managed service companies such as Alarm.com, Comcast Xfinity and Vivint have broadened their service offerings to include control of devices such as door locks, lights, and cameras. Our ability to compete in the growing home automation market over the next several years will be a key factor in our ability to continue to grow our business and meet or exceed our future expectations.

•

Impact of the United Kingdom’s Vote to Leave the European Union. On June 23, 2016, the citizens of the United Kingdom (“UK”) voted to leave (“Brexit”) the European Union (“EU”) raising concerns of a potential slowdown in the UK’s economy specifically and the EU in general. We engaged with our dealers in the UK to assess their perception of how the Brexit vote might impact their business in the near and long-term. Their responses are varied and reflect the uncertainty that currently exists in the market. We will continue to monitor the risks and uncertainties throughout what is expected to be a lengthy process. The Brexit vote had the immediate impact of devaluing the pound sterling relative to the euro and the U.S. dollar. In Europe, we generally sell our products and incur expense in local currencies including the pound sterling and the euro, but incur exchange rate gains and losses for U.S. dollar denominated assets and liabilities including intercompany and third-party accounts receivables and payables. We enter into forward contracts to help offset our exposure to movements in foreign currency exchange rates relative to these types of U.S. dollar denominated balances. When consolidating the revenue and expenses of our foreign subsidiaries, we translate local currencies to the U.S. dollar using average exchange rates during the period, resulting in either higher or lower net income depending on changes in the relative value of foreign currencies to the U.S. dollar. We do not believe that Brexit will have a material impact on our net income as generated by our subsidiary in the UK in the short-term.

Acquisition of Pakedge

In January 2016, we acquired Pakedge, a developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business.  Like Control4, Pakedge conducts its business through a broad channel of independent dealers, of which, only one-third were certified dealers of the entire Control4 product line at the time of acquisition. We expect to grow Pakedge product sales through our network of more than 3,800 active, certified Control4 dealers. From the date of acquisition in January 2016 through September 2016, over 1,200 additional certified Control4 dealers have started purchasing and begun selling Pakedge networking products, generating revenue of approximately $5.0 million.

We intend to grow both the Pakedge product business and the Control4 product business through our combined dealer channel of over 4,900 total active dealers. We encourage all appropriately qualified dealers to explore both product lines, and we plan to actively cross-train and cross-certify dealers in accordance with our existing standards of technical proficiency and business practices. We will continue to support the Pakedge product line for all Pakedge dealers, whether or not they become Control4 certified. We believe Pakedge provides a significant boost to our development capabilities, our solution portfolio, and business flexibility moving forward. For 2016, we believe Pakedge will be accretive to our growth rate and gross margin, while contributing positively to our net income for the year.

As of September 30, 2016, we have completed the integration of Pakedge, which includes the consolidation of the warehousing and shipping of products, ERP system, web portal, and training facilities.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Authorized dealers at the beginning of the period	2,865	2,704	2,787	2,676
Additions	92	86	275	260
Terminations	(38)	(47)	(143)	(193)
Authorized dealers at the end of the period	2,919	2,743	2,919	2,743

Number of active dealers(2)	2,867	2,703	2,867	2,703
% of active dealers(2)	98%	99%	98%	99%

International Direct Dealers(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Authorized dealers at the beginning of the period	1,031	878	901	787
Additions(3)	85	66	272	183
Terminations	(12)	(72)	(69)	(98)
Authorized dealers at the end of the period(3)	1,104	872	1,104	872

Number of active dealers(2)	1,023	796	1,023	796
% of active dealers(2)	93%	91%	93%	91%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Number of controllers sold	26,240	21,404	74,893	56,243
Core revenue growth	24%	13%	24%	13%
International core revenue as a percentage of total revenue	19%	24%	20%	23%

(1)

These dealer figures only include dealers authorized to sell and install the full Control4 line of products and exclude the dealers that are currently authorized to sell only the Pakedge line of products, which as of September 30, 2016 totals approximately 1,100.

(2)	An “active dealer” is an authorized dealer that has placed an order with us in the trailing 12-month period.
(3)	The figures for the three and nine months ended September 30, 2016, include 100 dealers that were acquired as part of the direct-to-dealer transition in Australia.

Number of North America and Direct International Dealers

Because our dealers promote, sell, install and support our products, a broader dealer network allows us to reach more potential consumers across more geographic regions. We expect our dealer network to continue to grow, both in North America and internationally. While we have historically focused on dealers affiliated with CEDIA, we believe there is an opportunity to broaden relationships with dealers outside of CEDIA, including non-traditional A/V dealers, electrical contractors, and security system installers.

We continue to invest in tools and technologies to help our dealers be more successful and increase the year-over-year sales of our products. Our goal is to continuously increase our dealers’  productivity and growth. Enabling our dealers to increase productivity will ultimately drive our revenue growth.

As part of our normal process for developing a productive, capable dealer network, we regularly review individual dealer performance and as necessary, terminate dealer agreements where volume, technical training and performance requirements are not being fulfilled. As a result, there are times when the number of dealer terminations exceed the number of new dealer additions. We view this as a healthy part of growing our customer install direct dealer channel worldwide. We continue to add new dealers, expanding both our North America and international direct dealer networks.

As a result of our traditional efforts to expand our channel, the number of active international dealers increased 29% between the nine months ended September 30, 2016 and 2015, and we saw an increase of 6% in the number of active North American direct dealers during the same periods. Generally, the growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers is much lower than the North American market. Much of this growth in our international dealer network is attributed to new dealer additions in China, India, Germany and Australia. In April 2016, we started selling direct-to-dealers in the Australian market.  We plan to continue to monitor other markets that are currently served by a single distributor and, when business conditions are favorable, we may decide to establish direct relationships with selected dealers in these regions, which we expect would further increase our number of direct international dealers.

In addition, we continue to support and grow the Pakedge subset of our dealer base that purchase only Pakedge networking solutions, of which there were approximately 1,100 as of September 30, 2016.

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

dollars. We believe this offering will help to strengthen our long-term results in Canada while eliminating the margin and quoting uncertainty associated with volatility in foreign exchange rates for our dealers. While revenue in Canada was relatively flat year-over-year for the first six months of 2016, we saw an increase in Canadian revenue of 15% and 4% during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

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

In January 2016, we introduced a new line of entertainment and automation controllers, the EA Series. With three separate models, our EA Series is designed and priced for projects ranging from a single-room to an entire home or estate. As a result of the launch, we saw a significant increase in controller sales in the first quarter, both year-over-year and quarter-over-quarter. Although end customer adoption, sell-through, and overall revenue growth for the new controllers continues to be strong, the increase in the first quarter was due in part to initial purchases by dealers for their showrooms.

During the three and nine months ended September 30, 2016, we sold 26,240 and 74,893 controllers, respectively, compared to 21,404 and 56,243 controllers sold in the same periods in 2015, respectively. Controller sales for the three and nine months ended September 30, 2016 increased 23% and 33% compared to the same periods in 2015.

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

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and international Core revenue and other revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
North America Core Revenue	$42,920	$32,510	$117,705	$91,180
International Core Revenue	10,534	10,603	30,004	27,770
Other Revenue	1,731	445	3,726	1,332
Total Revenue	$55,185	$43,558	$151,435	$120,282
North America Core Revenue as a % of Total Revenue	78%	75%	78%	76%
International Core Revenue as a % of Total Revenue	19%	24%	20%	23%

North America Core revenue increased $10.4 million, or 32%, and $26.5 million, or 29% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. International Core revenue decreased $0.1 million, or 1%, and increased $2.2 million, or 8%, respectively, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

The direct sale and fulfillment of networking products is new to our business as of January 29, 2016, when we acquired Pakedge. We generated revenue from the sale of our networking products of $7.1 million and $16.1 million during the three months ended September 30, 2016 and the period from January 29, 2016 to September 30, 2016, respectively, with no similar revenue in 2015. Approximately 86% of these sales are included in North America Core revenue.

Growth in North America excluding Pakedge was 14% and 14% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, and was driven by an increase in consumers installing our systems as well as the release of several new products including our EA Series controllers.

Our international sales model includes both direct-to-dealer and distribution models. In countries where we sell direct-to-dealer, we generally invest in some combination of local technical support, training personnel and facilities, warehousing and fulfillment, and sales support personnel.  We have made these types of investments in the United Kingdom, Germany, Europe, Australia, China, and India and these are markets where we see our greatest opportunity for international growth and expansion.

The following table further breaks out our international Core revenue and illustrates the revenue growth we are experiencing in the United Kingdom, Germany, Europe, Australia, China, and India, in addition to the net revenue declines in other international regions. Latin America in particular has seen year-over-year revenue deceleration, primarily as a result of macro-economic factors suppressing business in those countries.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
International Direct-to-Dealer Regions (1)	$8,504	$7,764	$23,461	$19,611
Other International Regions	2,030	2,839	6,543	8,159
Total International Core Revenue	$10,534	$10,603	$30,004	$27,770

(1) Includes the United Kingdom, Germany, Europe, Australia, China, and India.

While international Core revenue in the United Kingdom, Germany, Europe, Australia, China and India grew 10% and 20% during the three and nine month periods ended September 30, 2016, respectively, compared to the same periods in 2015, international Core revenue in the other countries declined by 28% and 20% during the same periods.

The volatility in foreign exchange rates, in particular the strengthening of the U.S. dollar versus the pound sterling, have also contributed to a decline in year-over-year international Core revenue in the three months ended September 30, 2016. As illustrated in the table below, adjusting for constant exchange rates between 2015 and 2016, our international Core revenue grew $0.8 million, or 7%, and $4.2 million, or 15%, during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Exchange Rate Adjusted International Core Revenue	$11,380	$10,603	$31,995	$27,770

We continue to make investments internationally to improve our dealers’ ability to sell and install our products and believe that these investments will enable us to grow our key international markets. Notwithstanding the foregoing, we believe that adverse international macro-economic conditions will continue to challenge and slow growth in certain geographies, including Latin America.

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

Gross margin for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross margin	$27,619	$21,810	$74,132	$59,750
Percentage of revenue	50.0%	50.1%	49.0%	49.7%

As a percentage of revenue, our gross margin was relatively flat for the three months ended September 30, 2016, compared to the same period in 2015. However, our gross margin decreased to 49.0% in the nine months ended September 30, 2016, from 49.7% during the same period in 2015. The decrease in gross margin was due primarily to amortization of the technology acquired from Pakedge and Nexus, the step-up in basis recorded as we sold the purchased inventory, and decreases in the selling price of our products in certain foreign markets due to the strengthening of the U.S. dollar relative to certain international currencies. These factors were offset by component and other product cost reductions as well as product mix and associated pricing.

The negative effect on gross margin percentage resulting from the step-up in purchased inventory carrying value was limited to the first and second quarters of 2015 as it relates to Nexus and is expected to have an impact on all four quarters of 2016 as it relates to Pakedge and the Australia direct-to-dealer transition, while the amortization of the acquired technology is expected to occur over the expected life of the acquired technology.

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

The impact of distribution and other overhead expenses as a percentage of revenue on our gross margin percentage varies depending on total revenue and overhead spending in a given period.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineers and product managers, including non-cash stock compensation expense. Research and development expenses also include prototyping and field-testing expenses incurred in the development of our products. We also include fees paid to agencies to obtain regulatory certifications.

Research and development expenses for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$9,190	$8,191	$26,708	$24,308
Percentage of revenue	17%	19%	18%	20%

Research and development expenses increased $1.0 million, or 12%, and $2.4 million, or 10% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The net increase for the three and nine month periods included approximately $1.4 million and $3.1 million, respectively, in expenses associated with our new networking products, offset by lower overall spending for our ongoing product development activities.

We expect our research and development expenses to remain relatively flat in absolute dollars for the foreseeable future as we continue to invest in the development of new solutions; however, we expect those expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

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

Sales and marketing expenses for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales and marketing	$10,852	$8,489	$32,101	$23,668
Percentage of revenue	20%	19%	21%	20%

Sales and marketing expenses increased $2.4 million, or 28%, and $8.4 million, or 36% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in absolute dollars for sales and marketing expenses for the three and nine month periods included $0.9 million and $3.3 million, respectively, in expenses associated with our new networking products as well as amortization of intangible assets related to the Pakedge acquisition. In addition, we increased our general marketing expenses $0.2 million and $1.9 million, respectively, to increase lead generation, transition to a direct-to-dealer model in Australia and Germany, grow our dealer and distributor networks throughout the world and deliver tools to the sales channel to support local marketing and sales lead generation. Furthermore, personnel costs increased primarily due to increased sales as well as non-recurring acquisition related restructuring charges. Finally, there was an increase in our marketing expenses as a result of our primary industry tradeshow occurring in September instead of October as in the prior year.

We intend to continue to supplement our more traditional marketing programs with lead generation programs, including social media and pay-per-click advertising. In addition, we expect our sales and marketing expenses related to organic growth to increase slightly in absolute dollars as we continue to invest in marketing, including our consumer marketing, to increase awareness of our products and brands.

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

General and administrative expenses for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
General and administrative	$5,407	$4,220	$15,279	$13,129
Percentage of revenue	10%	10%	10%	11%

General and administrative expenses increased $1.2 million, or 28%, and $2.2 million, or 16% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in absolute dollars is primarily due to increased personnel costs and other administrative costs associated with running our business, including $0.9 million and $1.4 million, respectively, in transition costs associated with the Pakedge integration for the three and nine month periods.

During the second quarter of 2016, we finalized a plan to restructure certain operations relating to the original Pakedge business. As a result, we incurred approximately $0.3 million and $0.5 million in employee termination related expenses during the three and nine months ended September 30, 2016, respectively. In addition, we vacated one of the Pakedge facilities during the three months ended September 30, 2016 which resulted in a loss of $0.4 million. We are in the process of marketing the space; however, we will incur additional losses if we are unable to sublease this facility or renegotiate the terms of the lease.

We expect our general and administrative expenses to increase slightly in absolute dollars as a result of growth in the business. However, we also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Litigation Settlement Expenses

During the nine months ended September 30, 2016, we recorded expenses of $0.4 million to resolve certain legal matters.

Other Income (Expense)

Other income (expense) consists primarily of foreign currency transaction gains (losses) and net interest income (expense). Other income (expense) for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Other income (expense)	$(77)	$(33)	$(289)	$(310)
Percentage of revenue	0%	0%	0%	0%

In the three months ended September 30, 2016, we recorded other expense of $77,000 compared to $33,000 in the same period in 2015. Other expenses remained relatively flat in the nine months ended September 30, 2016, compared to the same period in 2015. Other expense varies primarily as a result of net foreign currency gains (losses) generated on our U.S. dollar obligations that are carried in local currency by our foreign subsidiaries. This is due to the U.S. dollar fluctuating in value against the pound sterling, euro, and Australian dollar during the periods, causing those U.S. dollar obligations, primarily intercompany payable to the U.S. entity, to increase (decrease) in local currency resulting in increased expense (income).

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

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income tax expense (benefit)	$316	$(314)	$(9,585)	$(666)
Percentage of revenue	1%	1%	6%	1%

We recognized income tax expense of $0.3 million and income tax benefit of $9.6 million, or approximately 15% and 1487% of income (loss) before taxes, respectively, for the three and nine months ended September 30, 2016. The effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, partial reversal of the valuation allowance due to the deferred tax liability that was recorded as part of the Pakedge acquisition, state income taxes, foreign income taxes, U.S. federal alternative minimum tax and incentive stock options. Cash payments for taxes of $0.9 million for the nine months ended September 30, 2016, are primarily related to provisional tax payments paid in Australia and state taxes paid in the U.S.

Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, we have a full valuation allowance against our domestic deferred tax assets. To the extent that we generate positive domestic income and expect, with reasonable certainty, to continue to generate positive income, we may release our valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is made.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of September 30, 2016, we had $52.1 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $28.9 million from December 31, 2015. The overall decrease in cash and cash equivalents and net marketable securities was impacted by the following:

•

We purchased Pakedge for $33.0 million in cash, net of cash acquired of $0.8 million, resulting in net cash paid of $32.2 million. In addition, we incurred approximately $3.2 million in acquisition-related expenses.

•

We established a $30.0 million credit line to fund strategic growth and borrowed $5.0 million to help fund the Pakedge acquisition. We repaid $3.5 million of the credit line during the three months ended September 30, 2016.

•

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. For the nine months ended September 30, 2016, we repurchased 427,646 shares for $3.2 million.

•

Our inventory increased by $11.9 million during the nine months ended September 30, 2016, including a $3.4 million increase in networking product line inventory due to the acquisition of Pakedge. In addition, we invested an additional $6.4 million in inventory to support other growth initiatives including the rollout of our new EA series controllers and the transition to direct-to-dealer fulfillment in Australia.

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

The following table shows selected financial information and statistics as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$25,671	$29,530
Investments, net	26,450	51,477
Accounts receivable, net	24,667	21,322
Inventories	31,714	19,855
Working capital	77,659	87,312

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at September 30, 2016 has increased by $3.3 million, or 16% since December 31, 2015, due to growth in revenue during that time period. Furthermore, inventory has increased by $11.9 million from December 31, 2015 to September 30, 2016. As explained above, the increase in inventory was due primarily to the acquisition of Pakedge, buildup of inventory to support direct-to-dealer fulfillment in Australia and new product introductions, including the EA series controllers.

We have an asset-based, revolving credit facility of $30.0 million and at September 30, 2016 we had outstanding borrowings of $1.5 million under the New Credit Facility. Our loan agreements contain various restrictive and financial covenants and we were in compliance with each of these covenants as of September 30, 2016.

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

Cash Flow Analysis

A summary of our cash flows for the nine months ended September 30, 2016 and 2015 is set forth below (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Cash and cash equivalents at the beginning of the period	$29,530	$29,187
Net cash provided by operating activities	5,633	2,957
Net cash used in investing activities	(10,060)	(8,839)
Net cash provided by (used in) financing activities	609	(4,537)
Effect of exchange rate changes on cash and cash equivalents	(41)	(31)
Net change in cash and cash equivalents	(3,859)	(10,450)
Cash and cash equivalents at the end of the period	$25,671	$18,737

Operating Activities

Cash provided by operating activities is net income (loss) adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash provided by operating activities of $2.7 million during the nine months ended September 30, 2016 compared to the same period in 2015 is due primarily to net income, as adjusted for certain non-cash operating expenses for the period, and offset by changes in working capital which included an increase in inventory as described above.

Investing Activities

Cash used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, business acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities increased to $10.1 million in 2016 from $8.8 million in 2015. The year-over-year increase is primarily due to the difference in cash used for business acquisitions, offset by the difference in available-for-sale investment activity. The change in the investment activity was a direct result of the Pakedge acquisition as we used the proceeds from the maturity of available-for-sale investments toward the purchase price, rather than reinvesting those funds.

Financing Activities

Financing cash flows consist primarily of the repurchase of Control4 stock in the open market, repayment of long-term debt, borrowing against our revolving credit facility, and proceeds from the exercise of options to acquire common stock.

During the nine months ended September 30, 2016, we repurchased 427,646 shares of our stock in the open market for $3.2 million compared to 557,661 shares for $4.9 million in the same period in 2015.

During the nine months ended September 30, 2016, we borrowed $5.0 million and repaid $3.5 million under our revolving credit facility.

During the nine months ended September 30, 2016 and 2015, we received proceeds of $3.0 million and $1.1 million, respectively, from the exercise of options to purchase common stock.

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

We have recently completed acquisitions which resulted in operating expenses that would not have otherwise been incurred. Management has provided supplementary non-GAAP financial measures, which exclude acquisition-related expense items, to allow more accurate comparisons of the financial results to historical operations, forward-looking guidance and the financial results of less acquisitive peer companies. Management considers these types of costs and adjustments to be largely unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, we do not consider these acquisition-related costs and adjustments to be related to the organic continuing operations of the acquired businesses and are generally not relevant to assessing or estimating the long-term performance of the acquired assets. In addition, the size, complexity and/or volume of past acquisitions, which often drives the magnitude of acquisition-related costs, may not be indicative of the size, complexity and/or volume of future acquisitions. By excluding acquisition-related costs and adjustments from our non-GAAP measures, management is better able to evaluate our ability to utilize its existing assets and estimate the long-term value that acquired assets will generate for us. We believe that providing a supplemental non-GAAP measure which excludes these items allows management and investors to consider the ongoing operations of the business both with, and without, such expenses.

These acquisition-related costs are included in the following categories: (i) professional service fees, recorded in operating expenses, which include third-party costs related to the acquisition, and legal and other professional service fees associated with diligence, entity formation and corporate structuring, disputes and regulatory matters related to acquired entities; (ii) transition and integration costs, recorded in operating expenses, which include retention payments, transitional employee costs, earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third parties; and (iii) acquisition-related adjustments which include adjustments to acquisition-related items such as being required to record inventory at its fair value, resulting in a step-up in the inventory value, and having to reverse part of our valuation allowance in order to offset the deferred tax liability that was recorded based on differences between the book and  tax  basis  of  assets acquired and liabilities assumed. The step-up in inventory is recorded through cost of goods sold when the inventory is sold, resulting in a negative impact to our gross margin. Although these expenses are not recurring with respect to past acquisitions, we will generally incur these types of expenses in connection with any future acquisitions.

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

Furthermore, we believe it is useful to exclude expenses related to litigation settlements and executive severance because of the variable and unpredictable nature of these expenses which are not indicative of past or future operating performance. We believe that past and future periods are more comparable if we exclude these expenses.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$27,619	$21,810	$74,132	$59,750
Stock-based compensation expense in cost of revenue	38	40	128	126
Amortization of intangible assets in cost of revenue	800	365	2,266	1,049
Acquisition-related costs in cost of revenue	533	—	2,173	294
Non-GAAP gross margin	$28,990	$22,215	$78,699	$61,219
Revenue	$55,185	$43,558	$151,435	$120,282
Gross margin percentage	50.0%	50.1%	49.0%	49.7%
Non-GAAP gross margin percentage	52.5%	51.0%	52.0%	50.9%

Reconciliation of Income (Loss) from Operations to Non-GAAP Income (Loss) from Operations:
Income (loss) from operations	$2,170	$910	$(356)	$(1,355)
Stock-based compensation expense	1,983	1,808	5,933	5,336
Amortization of intangible assets	1,221	385	3,393	1,113
Acquisition-related costs	1,140	201	3,460	1,172
Litigation settlements	—	—	400	—
Executive severance	—	—	157	—
Non-GAAP income (loss) from operations	$6,514	$3,304	$12,987	$6,266
Revenue	$55,185	$43,558	$151,435	$120,282
Operating margin percentage	3.9%	2.1%	(0.2)%	(1.1)%
Non-GAAP operating margin percentage	11.8%	7.6%	8.6%	5.2%

Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss):
Net income (loss)	$1,777	$1,191	$8,940	$(999)
Stock-based compensation expense	1,983	1,808	5,933	5,336
Amortization of intangible assets	1,221	385	3,393	1,113
Acquisition-related costs	1,446	201	(5,942)	1,172
Litigation settlements	—	—	400	—
Executive severance	—	—	157	—
Non-GAAP net income (loss) (1)	$6,427	$3,585	$12,881	$6,622
Non-GAAP net income (loss) (1) per common share:
Basic	$0.27	$0.15	$0.55	$0.27
Diluted	$0.26	$0.14	$0.53	$0.26
Weighted-average number of shares:
Basic	23,424	24,129	23,307	24,260
Diluted	24,530	24,856	24,149	25,268

Reconciliation of Investments to Investments, net:
Short-term investments	$21,293	$43,977	$21,293	$43,977
Long-term investments	5,008	21,662	5,008	21,662
Accrued investments	149	—	149	—
Investments, net	$26,450	$65,639	$26,450	$65,639

(1) Excludes the calculated effect of non-GAAP adjustments on income tax expense (benefit) of $7,354 and ($182,646) for the three and nine months ended September 30, 2016, respectively.

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet activities. We do not have any off-balance interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily debt obligations and non-cancellable operating leases.

Our contractual cash obligations at September 30, 2016 are as follows:

		Less than
	Total	1 year	1 - 3 years	3 - 5 years
	(in thousands)
Long-term debt obligations, including interest(1)	$338	$148	$190	$—
Revolving credit facility	1,500	—	1,500	—
Operating lease obligations	7,472	3,318	3,821	333
Purchase commitments	28,694	28,694	—	—
Total contractual obligations	$38,004	$32,160	$5,511	$333

(1)

Interest was calculated on outstanding borrowings at the date indicated in the table above and assumes the rate remains constant during the following years. The New Credit Facility has a variable rate of interest of prime or LIBOR plus 2.50%, as selected by us. The variable rate was 3.50% at September 30, 2016. Term borrowings are payable in equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 4.00% at September 30, 2016.

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of September 30, 2016, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.1 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

European Market Risk

On June 23, 2016, the citizens of the United Kingdom (“UK”) voted to leave (“Brexit”) the European Union (“EU”) raising concerns of a potential slowdown in the UK’s economy specifically and the EU in general. We have engaged with our dealers in the UK to assess their perception of how the Brexit vote might impact their business in the near and long-term. Their responses are varied and reflect the uncertainty that currently exists in the market. We will continue to monitor the risks and uncertainties throughout what is expected to be a lengthy transition process.

The Brexit vote had the immediate impact of devaluing the pound sterling relative to the euro and the U.S. dollar. In Europe, we generally sell our products and incur expense in local currencies including the pound sterling and the euro, but incur exchange rate gains and losses for U.S. dollar denominated assets and liabilities including intercompany and third-party accounts receivables and payables. We enter into forward contracts to help offset our exposure to movements in foreign currency exchange rates relative to these types of U.S. dollar denominated balances. When consolidating the revenue and expenses of our foreign subsidiaries, we translate local currencies to the U.S. dollar using average exchange rates during the period, resulting in either higher or lower net income depending on changes in the relative value of foreign currencies to the U.S. dollar. We do not believe that Brexit will have a material impact on our net income as generated by our subsidiary in the UK in the short-term.

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

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of September 30, 2016, we had an accumulated deficit of $86.6 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset any increased expenses, we will not be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. Our net income after the first nine months of 2016 is $8.9 million, but we may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays in manufacturing and selling our products and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

As of September 30, 2016, we have 3,800 active direct dealers and 29 distributors authorized to sell, install and support our complete solution set. In addition, we have over 1,100 dealers and 17 distributors authorized to sell only our Pakedge branded networking solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of mainstream consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain the relationships with our existing dealers and distributors, including dealers and distributors we added as a result of our acquisition of Pakedge, our business could be harmed.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of music, video, lighting, temperature and security, and we benefit from our relationships with partners that allow our system to provide integrated and extensible control of over 10,000 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including through the provision of application programming interfaces, proxies and drivers that enable data to be transferred readily between our solutions and third-party products and applications, demand for our solutions could decline and we could lose sales. We will also be required to make our solutions compatible with new or additional third-party products and applications that are introduced into the markets that we serve. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

If we are unable to adapt to technological change and implement technological and aesthetic enhancements to our products, this could impair our ability to remain competitive.

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

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the nine months ended September 30, 2016, three contract manufacturers, Sanmina, RCS and iLife, manufactured approximately 62% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social and legal uncertainties that may harm our relationships with them. If we fail to manage our relationships with our contract manufacturers, component vendors or shipping partners effectively, or if our contract manufacturers, component vendors or shipping partners experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’, component vendors’ or shipping partners’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers, component vendors, or shipping partners we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

Growth of our business may depend on market awareness and a strong brand, and any failure to develop, broaden, protect and enhance market awareness of our products could hurt our ability to retain or attract consumers.

Because of the early stage of development of the mainstream home automation market, we believe that building and maintaining market awareness, brand recognition and goodwill may be material to our success. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. We may choose to engage in a broader marketing campaigns to further promote our brand, but this effort may not be successful. Our efforts in developing our brand may be affected by the marketing efforts of our competitors, negative publicity and social media commentary, and our reliance on our independent dealers, distributors and strategic partners to install our products and promote our brand effectively. If we are unable to cost-effectively maintain and increase positive awareness of our brand, our business, results of operations and financial condition could be harmed.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the nine months ended September 30, 2016, we spent $26.7 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

Fully integrating an acquired technology, asset, business, or personnel into our operations may take a significant amount of time and resources. We may not be successful in overcoming these risks or any other problems encountered with such acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital needs, or could cause fluctuations in our quarterly and annual results of operations.

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

As of December 31, 2015, our net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $78.1 million and $76.6 million, respectively. In addition to the NOL carryforwards, as of December 31, 2015, we had U.S. federal and state research and development credit carryforwards of $6.7 million and $2.8 million, respectively. While we have generated profits at times in the past, there is no assurance that we will be able to generate sufficient taxable income to utilize our NOLs before they expire.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Sanmina and LiteOn, two of our contract manufacturers that manufactured 62% of our inventory purchases for the nine months ended September 30, 2016, have manufacturing facilities located in China. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in those regions may delay or forego purchases of our solutions from dealers and distributors, which may harm our results of operations for a particular period. In addition, acts of terrorism, including cyber terrorism or crime, could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

In addition, we have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information (“PII”), by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice (“ECJ”), opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) that the U.S.-EU Safe Harbor Framework, the U.S. – EU Safe Harbor Framework is no longer deemed to be an adequate method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the European Economic Area. On July 12, 2016 the European Commission formally adopted the new EU – U.S. Privacy Shield, which will again provide a safe harbor for the transfer of data outside the European Economic Area to companies that self-certify under this framework. In September 2016, Control4 self-certified pursuant to the Privacy Shield. As part of this self-certification, we have committed to abide by the Privacy Shield principles with respect to any PII transferred, including taking responsibility for providing adequate notice, choice, and protection of such data, and, within nine months, to update our contracts with any third processors of such data to require their cooperation with Privacy Shield compliant processing. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security can subject us to potential state, federal or other regulatory action or other liabilities if they are found to be deceptive or misrepresentative of our practices or if we fail to take adequate measures to ensure that we adhere to the Privacy Shield principles with respect to onward transfer or third party processing of PII originating in the EU.

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

We have a limited history of marketing, selling, installing and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 21% of our total revenue for the nine months ended September 30, 2016, and we expect that percentage to grow in the future.  As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

We conduct a significant amount of business in the European Union, including through our office located in England, and our operations may be affected by the results of the recent referendum vote by the United Kingdom to leave the European Union.

On June 23, 2016, the citizens of the United Kingdom approved a referendum to leave the European Union (“Brexit”), which led to significant market volatility around the world, as well as political, economic and legal uncertainty. In addition, the Brexit vote triggered a devaluing of the pound sterling relative to the euro and the U.S. dollar, and in Europe we generally sell our products and incur expense in local currencies including the pound sterling and the euro, but incur exchange rate gains and losses for U.S. dollar denominated assets and liabilities including intercompany and third-party accounts receivables and payables. While we enter into forward contracts to help offset our exposure to movements in foreign currency exchange rates relative to some of these U.S. dollar denominated balances, there is no guarantee that we will correctly anticipate the optimal amounts of such offsets in the future.

It is expected that the United Kingdom’s exit from the European Union will take place over two years. During this time, negotiations will take place to unravel all of the existing legal, political and financial frameworks and obligations, and put new structures in place. At this stage, it is uncertain what the final results of these negotiations will be and, given the lack of comparable precedent, it is unclear how Brexit will affect economic conditions in the United Kingdom, the European Union, or globally, and Control4 specifically. Because Control4 has sales throughout the European Union and offices in England and Germany, it is possible that Brexit may require us to restructure some or all of our operations, and depending on what is negotiated, could impair our ability to transact business in other countries in the European Union. In addition, the fluctuation in currencies and market conditions may adversely affect our business, results of operations and financial condition.

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

The market price of our common stock has been and again could be subject to wide fluctuations in response to many risk factors listed in this section, and other factors beyond our control, including but not limited to:

•	Actual or anticipated fluctuations in our financial condition and results of operations;

•	Overall conditions in our industry and market;

•	Addition or loss of independent dealers, distributors or consumers;

•	Changes in laws or regulations applicable to our solutions;

•	Actual or anticipated changes in our growth rate relative to our competitors;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Competition from existing products or new products that may emerge;

•	Issuance of new or updated research or reports by securities analysts, activist investors and those who short our stock;

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	Disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	Trading of our common stock by us or our stockholders;

•	Share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	General economic, geopolitical and market conditions.

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

As of September 30, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 43% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2016, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20.0 million in Control4 common stock from time to time on the open market. In February 2016, the Board of Directors authorized an extension to this repurchase program from its original end-date of May 13, 2016 to June 30, 2017, unless terminated earlier.    Any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the company and its stockholders.  During the three months ended September 30, 2016, we did not repurchase any shares.

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

Date: November 4, 2016		CONTROL4 CORPORATION

	By:	/s/ Mark Novakovich
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)