Form 10-K
period 2016-12-31
CONTROL4 CORP
filed 2017-02-15
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant as of June 30, 2016 was approximately $160.2 million (based on a closing sale price of $8.16 per share as reported for the NASDAQ Global Select Market on June 30, 2016). For purposes of this calculation, shares of common stock held by officers, directors and their affiliated holders and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 10, 2017, 23,932,862 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

Control4 Corporation

Form 10-K

For Fiscal Year Ended December 31, 2016

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

PART I.

ITEM 1.  Business

Overview

Control4 is a leading provider of smart home and business solutions that are designed to personalize and enhance how consumers engage with an ever-changing connected world. Our entertainment, smart lighting, comfort and convenience, safety and security, and networking solutions unlock the potential of connected devices, making entertainment systems easier to use and more accessible, homes and businesses more comfortable and energy efficient, and individuals more secure. Our premium smart home and small business solutions provide consumers with the ability to integrate audio, video, lighting, temperature, security, communications, network management and other functionalities into a unified automation solution, customized to match their lifestyles and business needs. Our advanced software, delivered through our controller and user-interface products together with various cloud services power this customized experience, enabling cohesive interoperability with thousands of connected Control4 and third-party devices.

Consumer need for simplicity and a personalized experience, combined with advances in technology, are driving rapid growth in the connected home market. As the “Internet of “Things” forms the way we live and work, consumers are looking for affordable ways to extend and enhance the interoperability of connected devices in their homes and businesses, driving growth in the mainstream home automation market.

We were founded in 2003 to deliver a premium home automation solution by enabling consumers to unify their connected devices into a personalized system. We strive to create solutions that enable customers to purchase our products at an accessible and affordable entry point, while retaining flexibility to expand to include additional devices, services and features through every type of project, from a single-room all the way to a luxurious, fully-integrated whole-home experience. We believe that our solution is a leader in the mainstream home automation market by providing connected, integrated and extensible control of over 10,100 third-party devices and services. These devices and services span a broad range of product categories including audio, video, lighting, temperature, security, communications, network management and cloud services. Our platform capabilities provide consumers with solutions that are easy to use and manage, comprehensive, personalized, flexible and affordable.

Based on our analysis, we estimate that we have automated more than 276,000 homes and businesses representing cumulative sales of more than 563,000 of our controllers, which include our automation software. We sell and deliver our solutions through our worldwide network of over 4,900 active direct dealers and 46 distributors and have solutions installed in 97 countries. In 2016, our top 100 dealers represented 19% of our total revenue and our top 10 dealers represented 5% of our total revenue.

We generated revenue of $208.8 million, $163.2 million and $148.8 million in 2016, 2015 and 2014, respectively. We had net income of $13.0 million in 2016, a net loss of $1.7 million in 2015 and net income of $8.2 million in 2014.

Our Industry

Within the last decade, the pace of innovation in the electronics industry has accelerated rapidly. Network-aware devices—such as televisions, smartphones, tablets, thermostats, audio systems, lighting, blinds, security systems, cameras, video doorbell stations and other appliances form the basis for the “connected controllable home.” Home automation technology integrates network aware and enabled devices in the connected home, unlocking the collective potential of these devices to work together to improve consumers’ lives, and with proliferation of connectable devices, we believe that the appeal of integrated home automation will continue to expand to an even broader base of consumers.

Whole home or business automation solutions unify the control of audio, video, lighting, temperature, security, communications and other devices in the connected home or business to provide consumers with improved convenience, comfort, energy efficiency and security. The key functional elements of home or business automation include:

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

We believe new technology will continue to enhance the automation experience through artificial intelligence, gesture control, presence and location awareness and advancements in voice control.

Our Solution

The Control4 solution, built around our advanced software platform and utilizing our network management devices and cloud services functions as the operating system of the home, integrating audio, video, lighting, temperature, security, communications and other devices into a unified automation solution that enhances our consumers’ lives. We unlock the potential of connected devices, making entertainment systems easier to use, homes more comfortable and energy efficient, and families more secure.

The Control4 solution integrates many third-party devices and systems into a unified, easy-to-use solution for mainstream consumers. As a result, our solution provides the consumer with the following benefits:

•

Easy to Use.  Our solution is designed to be simple and intuitive. Through our unified software platform, consumers can easily interact with their entire automated home without learning multiple interfaces or numerous remote controls. We have designed our solution so that anyone, from a young child to a grandparent, can pick up a Control4 device (including a smartphone or tablet with Control4’s app), push a button and watch a movie;

•

Broad Device Interoperability.  Our open and flexible platform provides consumers with access to a broad universe of third-party devices that become connected and interoperable through our solution. Our platform is currently interoperable with over 10,100 third-party devices, and we continually add additional integration with new devices in order to ensure that Control4 is able to integrate with the typical home’s connectable and controllable devices;

•

Advanced Personalization.  Our adaptable solution enables our consumers to personalize the features and functionality of their Control4 system. Our modular design also enables the smooth integration of new third-party products to meet the evolving needs of our consumers as their lifestyles change;

•

Attractive Entry Point.  With our Entertainment and Automation series of controllers, or the EA Series, we have reduced the price point for entry-level consumers wanting to start with a single room multi-media automation experience to approximately $500 (excluding installation costs). Projects can then scale in sophistication and scope from a single room to a fully-integrated whole-home experience;

•

Professional Installation and Support.  As the number and types of connected devices continues to grow, the need for local professional consultation, installation and support is essential for a successful home automation experience. We have built a global network of over 4,900 active certified independent dealers. Independent dealers certified on our full range of products receive in-depth training and on-going education and support, enabling them to help consumers develop and install their personalized home automation experiences. To further increase consumer satisfaction, we also maintain a small Customer Advocacy & Care Group that works directly with consumers to understand unresolved questions and concerns and coordinate with their dealer to reach a resolution;

•

Cloud Services. We have built a secure infrastructure to provide an array of cloud-based services to enhance the homeowner and dealer experience, which include remote customer system access and control, remote dealer management capabilities and voice control; and,

•

Scalability. Our solution provides customers with the ability to extend and enhance the automation capabilities of their system as their needs evolve.  Customers who initially purchase an entry level, one-room solution could later build a comprehensive home automation system. The extensibility of the system empowers customers to invest in solutions that fit their current needs.

Our Growth Strategy

Our primary goal is to be the leading provider of comprehensive home automation solutions that provide a premium experience for our customers. We believe we differentiate ourselves through our operating system which orchestrates the thousands of devices consumers choose to install in their homes. The following are key elements of our growth strategy:

•

Enhance Our Software Platform and Solutions.  We believe that our success to-date has been largely driven by our software platform’s ability to deliver personalized solutions for the end consumer. In 2016, we released a redesigned expanded family of controllers, the EA series, with enhanced functionality including independent audio streaming. In addition, our recent release of our key software, Control4 OS 2.9, features increased integration support for third party devices, more personalization for the homeowner, and new customization options for our dealers;

•

Strengthen and Scale Our Distribution Network.  We have developed a global network of over 4,900 active, independent, authorized direct dealers and 46 distributors to sell, install and support our solutions. We intend to continue to expand and optimize our dealer and distributor network to ensure that we have sufficient geographic coverage across both existing and new markets. We will also continue to devote significant resources to increase the productivity and competency of our dealers and distributors by providing them with ongoing training, tools and support. In 2016, we improved and expanded our training centers in Salt Lake City, Charlotte, and Chicago.  Additionally, in 2016, we opened new training centers in Frankfurt, Germany and Melbourne, Australia, and relocated to a larger facility in Shanghai, China;

•

Enhance Our Services.  In addition to automating devices within the home, our solution also enables a wide variety of service and application opportunities. We plan to continue to enhance our cloud-based services which provide consumers with remote home monitoring, support and control capabilities from any Internet-connected mobile device or computer. In 2016, we announced our ability to integrate with Amazon Alexa, the popular voice service that powers Amazon Echo and other Alexa-enabled devices, including Echo Dot, Amazon Tap and Amazon Fire TV. The new Control4 Smart Home Skill provides homeowners with the convenience of whole-home automation through simple and intuitive voice commands that can activate smart home scenes and control individual devices. In addition, we recently released BakPak 4.1, the intelligent cloud-based management system for dealers, which enables dealers to rapidly respond to customer connectivity issues, proactively manage controlled devices, and provide support through visibility of customer networks and automation systems within connected homes across a dealer’s customer base;

•

Pursue Technology Licensing Opportunities.  We continue to make our technology available to third parties through licensing agreements. We make our device auto-discovery technology, Simple Device Discovery Protocol (“SDDP”), available on a royalty-free basis to third parties to streamline and automate the setup, identification and configuration of their devices into our system. As of December 31, 2016, 207 third parties had licensed SDDP from us, representing 2,000 SDDP enabled devices. We also plan to expand our licensing activities to leverage third-party distribution channels, grow our partner relationships through our integration certification program for third-party products, simplify the home automation experience for dealers and consumers, and increase interoperability; and

•

Pursue Strategic Acquisitions.    As the operating system of the connected home, we believe we are ideally positioned to identify, acquire and integrate strategic acquisitions that are complementary to our current offerings, strengthen and expand our technology foundation, enhance our market positioning, distribution channels and sales, and are consistent with our overall growth strategy. For example, in January 2016, we acquired Pakedge Device & Software, Inc. (“Pakedge”), a leading and award winning developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business; and in January 2015, we acquired Nexus Technologies Pty, Ltd. (“Nexus”), a leading distributed audio/video provider, including its full line of Leaf branded products (“Leaf”).

Our Products and Services

The primary benefits we provide consumers and dealers lie in the value and competitive differentiation of our software platform in our integrated solution. We deliver value and differentiation to consumers and generate revenue by embedding our software into a range of physical products.

Software Platform

At the center of the Control4 product line is the Control4 Home Operating System, which we refer to as the C4 OS, and the associated application software and software development kits, or SDKs. The high-level software components include:

•

Director.  Director is a real-time, extensible home operating system that runs on our controllers. It is responsible for monitoring and receiving events from numerous devices and services, processing those events according to consumer personalized settings, and then dispatching commands to the appropriate devices to perform predefined actions;

•

User Interface Application.  The user interface for our Control4 Operating System displays intuitive and rich graphical user interfaces on televisions, in-wall and table-top touch panels, smartphones and tablets, as well as list-based devices such as remote controls with LCD text-displays;

•

Composer.  Composer is a software application that enables trained and certified independent Control4 dealers and installers to design, configure and personalize a Control4 home automation system for consumers. Composer “Home Edition” enables consumers to view and configure certain features of their dealer installed and Control4 managed devices;

•

Control4 Drivers.  Control4 creates drivers for all of our internal hardware, and also provides Driverworks SDK (software development kit) to third parties in order to enable dealers, programmers and device manufacturers to independently develop and test custom two-way interface drivers to support the integration of a new device or device model into our system, or to customize and enhance an existing driver. DriverWorks SDK has enabled 10,100 different products and services to be incorporated into the Control4 ecosystem;

•	I/O Servers. We maintain dedicated IP servers, Zigbee servers, and Z-Wave servers allowing connected homes to communicate with devises on various types of wireless standards; and,

•

Cloud-Based Services and Tools. 4Sight is a subscription service that enables end customers to remotely access, monitor and adjust settings in their homes (such as lights, temperature settings, door locks, gates and cameras), receive event-based email alerts from their system. 4Sight also enables voice control of the Control4 system through Amazon Alexa. BakPak is a customer account management system for dealers, enabling rapid response to customer connectivity issues, proactive device management, and greater visibility of networks and automation systems within each connected home.

Products with Embedded Software and Services

Our products leverage our software platform to provide consumers with a comprehensive and easy-to-use connected home experience. We designed our software platform to be extensible, which has allowed us to improve and augment the functionality of hardware products (both those designed by us and by others) over time. We also design and manufacture our products via contract manufacturers as well as certify partner products for sale through our dealers. Our products and services include:

•

Controllers.  Our controllers run our Director software to monitor, process and automate events, statuses and actions for numerous devices and services, creating a comprehensive connected home experience. Currently we offer three Entertainment and Automation series controllers: (1) the EA-1 is designed for a single-room audio/video entertainment automation, such as a family-room, home-theater, a study, or bedroom; (2) the EA-3 is designed to integrate and control automation in small-to-mid-sized homes; and (3) the EA-5 is designed to integrate and control automation in large homes and estates. Controllers are the hub of our systems and represented 34% of our total revenue in 2016.

•

Interface Devices.  We offer touch panels, handheld remote controls and keypads as interface devices. We also develop and deliver software applications for Apple iOS and Android smartphones and tablets that enable these personal devices to become control interfaces to Control4 connected homes, both on-premises and remotely.

•	Networking Devices. We offer advanced networking products with a range of routers, switches, wireless access points, power control, and management solutions for the connected home and business.

•

Audio Solutions. Our EA series controllers offer high-resolution audio with bit depth up to 24bit and sample rates up to 192kHz. In addition, we offer audio distribution and amplification products that scale from single room systems to whole home distributed audio systems. We offer 4-zone and 8-zone power amplifiers, 4x4 and 8x8 matrix amplifiers, a 16x16 audio matrix switch, and a single-zone wireless amplifier for retrofit installations. These products make up the backbone of our distributed audio solution. Consumers are able to listen to their personal music library as well as streaming music services via our music streamer, which is built into our controllers. Consumers can also enjoy music available on their smartphone, tablet or computer by wirelessly streaming their selection to their home audio system using AirPlay, DLNA or Bluetooth technologies.

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

•

Lighting Products.  We offer a suite of lighting products that provide personalized control and energy management. Our suite of wireless light switches, dimmers and keypads can revitalize an existing home or complement new home construction. We offer innovative in-wall wireless switches and dimmers for 120V, 240V and 277V electrical loads, which meet the requirements of North America, Europe, Asia and many other international markets. We also offer centralized lighting systems, where all of the lighting control can be managed on a remote panel. In addition to providing lighting control, our keypads can be programmed to operate other systems in the home, such as a lighting scene or audio control.

•

Comfort Products.  Our wireless multi-stage thermostat, jointly developed with climate control specialist Aprilaire, is completely programmable, allowing the homeowner to create schedules that fit their lifestyle, comfort and economical needs. Through the Control4 operating system, we also integrate with third-party comfort products (such as automated blinds and pool controls) that provide additional energy savings, convenience and efficiency.

•

Security Products.  We offer video doorbell station products that allow our customers to see who is at the door from their network-enabled smartphone, tablet or Control4 interface. In addition, we distribute certified third-party products, including IP cameras, NVRs, deadbolts, motion sensors, garage access systems and water leak detection systems, from our security partners such as Baldwin, Lilin, Nyce, Kwikset and Yale. We also integrate with over 2,200 network video recorder products and surveillance cameras sold by five of the top security monitoring manufacturers.

•

Communication Products.  We offer full motion video and high quality audio intercom capability through our in-wall and tabletop touchscreens, as well as our exterior weather-resistant video doorbell stations.

Our Distribution Network

In 2005, we started selling our solutions through a network of around 450 independent dealers. Since that time, our distribution network has grown to over 4,900 active direct dealers and 46 distributors in 97 countries. Our direct independent dealer network is comprised of 3,900 dealers who offer our full range of products and 1,000 dealers selling only Pakedge branded products. Our distributors are comprised of 29 distributors who offer our full range of products and 17 distributors offering only Pakedge branded products. Dealers range in size from small family businesses to large enterprises.

Our dealers are independent home automation and networking specialists that have significant experience in designing, installing and servicing both low- and high-voltage systems including music, video, security, networking, communications and temperature control. Every authorized dealer of Control4’s full line of products has gone through extensive training and has passed the necessary certification tests—either in one of Control4’s training facilities located in the United States, the United Kingdom, Germany, Australia, China, or India or in a training facility operated by 29 of our distributors. In order to become certified to sell and install our solutions, every installer for each dealer must complete course work and pass pre-training examinations, as well as pass rigorous testing at the conclusion of the multi-day formal training.

We sell directly through dealers in the United States, Canada, the United Kingdom and 48 other countries. We partner with 46 distributors to serve 46 additional countries. Our distributors recruit, train and manage dealers within their region and also help dealers find country specific solutions for unique needs based on the special home automation market characteristics within each country. In recent years, we have moved more toward a dealer-direct model in specific international regions, and we have added, and continue to add, sales and support staff, namely in the United Kingdom, China, India, Australia and Germany.

During the years ended December 31, 2016, 2015 and 2014, respectively, none of our dealers or distributors accounted for more than 5% of our revenue. None of our dealers or distributors have minimum or long-term purchase obligations. Dealer orders are typically placed on a project-by-project basis. As such, our dealers do not typically carry significant levels of inventory. The resulting just-in-time model helps reduce dealer inventory investment. Our dealers around the world are each responsible for local marketing, selling, installing and servicing our solution for the consumer.

Our Partners

The home automation market is made up of a collection of thousands of electronically controllable products made by hundreds of key manufacturers. We believe that our success has come, in part, due to our ability to establish relationships with many of these manufacturers. As of December 31, 2016, 97 separate manufacturers had formally submitted 1,689 devices to us for Control4 certification so that our worldwide dealer and distributor network can be assured that these third-party devices work optimally with our platform.

Third-party manufacturers are currently selling over 2,000 different products representing 39 brands (including brands such as Sony, Yale and Denon) through our online store. Our online store provides manufacturers valuable reach into our trained dealer network, and it helps our dealers gain easy access to products that they know are certified by Control4. We also partner with other companies for purposes of strategic initiatives.

Our Research and Development

Our flexible research and development model relies upon a combination of in-house staff and offshore design and manufacturing partners to improve and enhance our existing products and services, as well as develop new products, features and functionality in a cost-effective manner. We believe that our software platform is critical to expanding our leadership position within the mainstream home automation market. As a result, we devote much of our research and development resources to software development. We work closely with our dealers and their consumers to understand their current and future needs and have designed a product development process that captures and integrates feedback from our consumers.

As of December 31, 2016, we had 226 employees in our research and development organization, most of whom were located at our headquarters in Salt Lake City, Utah. Our research and development expenses were $36.0 million in 2016, $32.4 million in 2015, and $27.4 million in 2014. We intend to continue to invest in research and development to expand our solutions and capabilities in the future.

Our Manufacturing

We outsource the manufacturing of our hardware products to contract manufacturers. The majority of our hardware products are manufactured by Sanmina Corporation (“Sanmina”), iLife Technology Co., Ltd (“iLife”), and Remote Control Systems, Inc. (“RCS”) at their facilities located in China and Korea, with additional manufacturing performed by several other contract manufacturers located throughout Asia. Our agreement with Sanmina expires in June 2017, after which it automatically renews for successive one-year terms unless either party give written notice of its intent to terminate the agreement at least 90 days’ notice prior to the end of the then current term, or at any other time with at least 120 days’ written notice. The current term of our agreement with iLife expires in February 2018 and will automatically renew for successive one-year periods thereafter unless either (i) iLife gives written notice of its intent to terminate the agreement at least 180 days’ prior to the end of the then current term, or (ii) Control4 gives written notice of its intent to terminate the agreement at least 30 days’ prior to the intended termination date. Our agreement with RSC automatically renewed for a one-year term in September 2016 and will continue to renew for successive one-year periods unless either party gives written notice of its intent to terminate the agreement at least 120 days’ prior to the end of the then current term.

Our manufacturing partners assemble our products using our design specifications, quality assurance programs and standards. These partners procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions. We maintain fulfillment centers in Salt Lake City, Utah; York, England; and Melbourne, Australia.

We have multiple sources for most of our components. However, we do depend on single source manufacturers for certain critical components, including processors and touch panels. We can choose to change processor and memory modules for any of our products, but because of high implementation costs and significant lead times, we generally choose to make these changes only upon development of new products. We also rely on certain custom connectors, cables and mechanical enclosures for our hardware products that are single sourced because of the high tooling costs of sourcing the components from multiple suppliers. In each of these cases, we own the drawings and design of these custom components.

Our Marketing

Our marketing team supports our sales channel with dealer-directed advertising and promotions, lead-generation, social media engagements and training events, as well as the design and production of consumer-facing, customizable collateral, point-of-sale video and showroom signs and advertising. Our website is the anchor of our online and social media strategy, from which we direct leads to our independent dealers. Control4’s bi-annual magazine, Home Smart Home, features lifestyle stories of Control4 installations from around the world and is available for download on our website helps drive demand for our solutions and leads for our dealers.

We continue to focus on lead generation through online marketing and qualifying inbound leads for our dealers. As interested consumers go online to research home automation solutions, we help direct them to dealers in their markets. To better qualify these leads and direct them to interested dealers, we employ a small team of telemarketers. In addition to speaking directly to prospects, these inside representatives work closely with dealers, to assist them in direct customer outreach.

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

Our Competition

The market for home automation systems is fragmented, highly competitive and continually evolving. Our current competitors fall into several categories:

•	providers that focus primarily on the luxury segment of the home automation market, including Savant, Crestron, Lutron and Elan;

•	providers of point products that address a narrow set of networking, control and automation capabilities, including Sonos, Nest, Universal Remote Control, Logitech, Luxul, Ruckus, Ring and Roku;

•	providers of managed home automation and security services, including ADT, AT&T, Comcast and Vivint (which in turn may utilize third-party software from companies including Alarm.com and iControl);

•	providers of device control platforms such as Apple HomeKit, Wink and SmartThings; and,

•

large technology companies such as Apple, Google, Amazon and Samsung that offer device control capabilities within some of their own products, applications and services, and are engaged in ongoing development efforts to address the broader home automation market.

In the past, companies that provide popular point solutions have eliminated or restricted, and may again eliminate or restrict, our ability to control and integrate with their products.

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

As of December 31, 2016, we owned 57 issued United States patents (20 of which are design patents) that are scheduled to expire between 2025 and 2034, with respect to utility patents, and between 2020 and 2029, with respect to design patents. We continue to file patent applications in multiple jurisdictions and as of December 31, 2016, we had 12 patent applications published and 5 patent applications pending in the United States. We also had 10 issued patents and 4 pending patent applications under foreign jurisdictions and treaties such as Canada, Australia, New Zealand, the United Kingdom and the European Patent Convention.

We also rely on several registered and unregistered trademarks to protect our brand.  As of December 31, 2016, we had the following registered trademarks: (a) Control4, Control4 My Home, the Control4 Design, the 4 Design, 4Store, 4Sight, Mockupancy, Pakedge, Pakedge SectorMaxx, Pakedge TruStream, Smartwav, Stealth Ports, BakPak and the BakPak and Pakedge Device&Software Inc. design in the United States, (b) Control4 in Brazil, Canada, China, the European Union, India and Mexico, (c) the Control4 Design in China, and (d) the 4 Design in Brazil, China, the European Union and Mexico.  As of December 31, 2016, we also had 4 trademark applications, for various marks, pending in Brazil, China, and India.

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

Employees

As of December 31, 2016, we had 546 employees, including 451 employees in the United States and 95 employees internationally. None of our employees are represented by a labor union with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Control4, Control4 My Home, the Control4 Design, the 4 Design, 4Store, 4Sight, Mockupancy, Pakedge, Pakedge SectorMaxx, Pakedge TruStream, Smartwav, Stealth Ports, and BakPak are registered trademarks or trademarks of Control4 Corporation in the United States and, in certain cases, in other countries. This Form 10-K contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of these companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

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

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of December 31, 2016, we had an accumulated deficit of $82.6 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset any increased expenses, we will not be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. Our net income for the year ended December 31, 2016 is $13.0 million, but we may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays in manufacturing and selling our products and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

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

The market for home automation is fragmented, highly competitive and continually evolving. A number of technology companies, including industry leaders such as Amazon, Apple, Google, Honeywell, Lutron and Samsung, offer device control capabilities among some of their own products, applications and services and are engaged in ongoing development efforts to address even broader segments of the home automation market.  For example, Apple as recently released Apple HomeKit, with smart outlets that allows users to implement some aspects of home automation. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer superior products and services. Additionally, these and other companies may further expand into our industry by developing their own solutions or by acquiring other providers. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service offers residential security, energy and automation services and Vivint has recently made a significant effort to market its smart home services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

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

Many companies with which we directly compete have been operating in this industry for many years, and as a result, have established significant name recognition in the home automation industry. For example, Crestron, a provider of luxury integrated installations, has been in business for over 40 years and has become an established presence in the home automation industry. Another provider of luxury integrated installations is Savant Systems. Given the strong growth potential of the market, we expect there to be many new entrants in the future. To the extent these providers are able to develop more affordable or attractive products or otherwise compete with our solutions across any of our target demographics, our growth may be constrained and our business could suffer.

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

We have relatively limited visibility regarding the consumers that ultimately purchase our products, and we often rely on information from third-party dealers and distributors to help us manage our business. If we are unable to obtain timely or accurate information, our ability to quickly react to market changes and effectively manage our business may be harmed.

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

If we are unable to develop new solutions, sell our solutions into new markets, or further penetrate our existing markets, our revenue may not grow as expected or it may decline.

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

As of December 31, 2016, we have 4,900 active direct dealers and 46 distributors authorized to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of mainstream consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain the relationships with our existing dealers and distributors, including dealers and distributors we added as a result of our acquisition of Pakedge, our business could be harmed.

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

Our independent dealers and distributors may be unsuccessful in marketing, selling, installing and supporting our products and services. If we are unable to provide high-quality products at competitive prices and to develop and maintain effective sales incentive programs for our dealers and distributors, we may not be able to incentivize them to sell our products to consumers. Our dealers and distributors may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales, and support of such competitive products. Our dealers and distributors may have incentives to promote our competitors’ products to the detriment of our own, or may cease selling our products altogether. Our agreements with our dealers and distributors may generally be terminated for any reason by either party with advance notice. We cannot assure that we will retain these dealers and distributors, or that we will be able to secure additional or replacement dealers and distributors. For example, in February 2015, we announced that we were transitioning from a single distributor to a direct-to-dealer sales model in Germany, and in February 2016, we announced a similar transition in Australia. This transition may create disruption in the established channels and our sales and results of operations may be impacted in connection with this or any similar change in our sales process in the future.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of music, video, lighting, temperature and security, and we benefit from our relationships with partners that allow our system to provide integrated and extensible control of over 10,100 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including through the provision of application programming interfaces, proxies and drivers that enable data to be transferred readily between our solutions and third-party products and applications, demand for our solutions could decline and we could lose sales. We will also be required to make our solutions compatible with new or additional third-party products and applications that are introduced into the markets that we serve. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

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

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the year ended December 31, 2016, three contract manufacturers, Sanmina, RCS and iLife, manufactured approximately 62% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social and legal uncertainties that may harm our relationships with them If we fail to manage our relationships with our contract manufacturers, component vendors or shipping partners effectively, or if our contract manufacturers, component vendors or shipping partners experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’, component vendors’ or shipping partners’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers, component vendors, or shipping partners we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

Changes in to import/export regulatory regimes and duties could negatively impact our business.

The current presidential administration in the U.S. has made comments suggesting that it is not supportive of certain existing international trade agreements, and at this time, it remains unclear what this administration will or will not do with respect to these international trade agreements and U.S. tax provisions related to international commerce.  Additional or increased import taxes or duties in the U.S. could negatively impact our cost structures.  If the United States were to withdraw from or materially modify international trade agreements, or change tax provisions related to the global manufacturing and sales of our products, our financial condition and results of operations could be adversely affected.

Growth of our business may depend on market awareness and a strong brand, and any failure to develop, broaden, protect and enhance market awareness of our products could hurt our ability to retain or attract consumers.

Because of the competitive nature of the mainstream home automation market, we believe that building and maintaining market awareness, brand recognition and goodwill may be material to our success. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. We may choose to engage in a broader marketing campaigns to further promote our brand, but this effort may not be successful. Our efforts in developing our brand may be affected by the marketing efforts of our competitors, negative publicity and social media commentary, and our reliance on our independent dealers, distributors and strategic partners to install our products and promote our brand effectively. If we are unable to cost-effectively maintain and increase positive awareness of our brand, our business, results of operations and financial condition could be harmed.

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

Our networking solutions business may be harmed if users perceive our solution as the cause of a slow or unreliable network connection, or in the event of a high-profile network failure, even though certain technical problems experienced by users may not be caused by our products.

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

In addition, consumers can use our tools to access their automation systems remotely, and certain of our employees and independent dealers can monitor access and update certain of our products and services through the Internet. Security breaches by third parties or by, or originating from, one or more of our dealers, distributors or employees, that allow unauthorized third parties to obtain control of our consumers’ appliances through our products or to obtain, collect, use or disclose any the personal data of consumers, could harm our reputation, business, results of operations and financial condition. Furthermore, although we do not recommend or approve of port forwarding for remote access to our solutions, certain of our dealers have in the past and may in the future enable port forwarding, which could create security vulnerabilities in a consumer’s home network. If a security breach occurs, our reputation, business, results of operations and financial condition could be harmed. In addition, even the perception that there is a security risk associated with home automation devices generally, or that we or our dealers, distributors or employees have improperly used our technology or mishandled personal information, could have a negative effect on our business. This negative perception may be increased in the event of a security breach or cyber-attack impacting one of our competitors or their products and services.

Additionally, we design and sell solutions that allow our customers to wirelessly access sensitive data on their network and to remotely manage and operate devices and applications that contain, transmit and store a variety of information.  We use data encryption and other procedural, physical and electronic security measures to protect our internal systems and data, and we include various security mechanisms in our products and services, but these security measures cannot provide absolute protection against breaches and attacks.

Data security and information technology infrastructure and security are critical to supporting business objectives; failure of our systems to operate effectively could adversely affect our business and reputation.

Continually implementing up-to-date data security tools and procedures and maintaining privacy standards that comply with ever-changing privacy regulations in multiple jurisdictions is challenging. Though it is difficult to determine what harm may directly result from any specific interruption or security breach, any failure or perceived failure to maintain performance, reliability, security and availability of systems or the actual or potential theft, loss, fraudulent use or misuse of our products or associated confidential information, including personally identifiable data of a dealer, distributor, partner, consumer, and employee, could result in:

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

Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

We are subject to a variety of laws and regulations in the United States and other countries that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations, and declines in user growth, retention, or engagement, any of which could seriously harm our business.

Several proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. In addition, the General Data Protection Regulation in the European Union, which will go into effect on May 25, 2018, may require us to change our policies and procedures and, if we are not compliant, may seriously harm our business.

In addition, we have in the past relied on adherence to U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information (“PII”), by U.S. companies doing business in Europe from the European Economic Area to the U.S. However, on October 6, 2015 European Union Court of Justice invalidated the U.S.-EU Safe Harbor Framework. On July 12, 2016 the European Commission formally adopted the new EU – U.S. Privacy Shield, which again provides a safe harbor for the transfer of data outside the European Economic Area to companies that self-certify under this framework. In September 2016, Control4 submitted its self-certification application pursuant to the Privacy Shield. As part of this self-certification, we have committed to abide by the Privacy Shield principles with respect to any PII transferred. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security could subject us to potential state, federal or other regulatory action or other liabilities if they are found to be deceptive or misrepresentative of our practices or if we fail to take adequate measures to ensure that we adhere to applicable regulations.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the year ended December 31, 2016, we spent $36 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

If we are unable to substantially utilize our net operating loss or tax credit carryforwards, our financial results will be harmed.

As of December 31, 2016, our net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $59.5 million and $61.0 million, respectively. In addition to the NOL carryforwards, as of December 31, 2016, we had U.S. federal and state tax credit carryforwards of $7.1 million and $2.8 million, respectively. While we have generated profits at times in the past, there is no assurance that we will be able to generate sufficient taxable income to utilize our NOLs or tax credits before they expire.

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

Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. For example, over the past few years, Google Inc. acquired Nest Labs, a manufacturer of thermostats and smoke detectors; Nest Labs acquired Dropcam, a home-monitoring camera company; Apple Inc. introduced HomeKit, a framework for communicating with and controlling connected devices in a user’s home; and Samsung Electronics Co., Ltd. recently announced its agreement to acquire connected technologies company, Harman International Industries. Transactions such as these, as well as any additional consolidations, acquisitions, alliances or cooperative relationships, or new product introductions by companies in our industry, could lead to pricing pressure, reduce our market share or result in a competitor with greater financial, technical, marketing, service and other resources than ours, all of which could harm our business, results of operations and financial condition.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to opine on the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an “emerging growth company” until the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates determined as of the last business day of the previous second fiscal quarter; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

Effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, or Section 404. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act, and we continue to take advantage of the exemptions available to us through the JOBS Act. We expect that our auditors will be required to formally opine on the effectiveness of our internal controls no later than our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

We are subject to income, sales, use, value added, tariffs and other taxes in the United States and other countries in which we conduct business, which laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added, tariffs or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Significant judgment is required in determining our worldwide provision for income taxes and evaluating our uncertain tax positions. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, our tax provision, results of operations or cash flows could be harmed. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for any particular year for extended periods of time depending on the specific statute of limitations in the relevant jurisdiction.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Three of our contract manufacturers that manufactured 62% of our inventory purchases for the year ended December 31, 2016, have manufacturing facilities located in China and Korea. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in those regions may delay or forego purchases of our solutions from dealers and distributors, which may harm our results of operations for a particular period. In addition, acts of terrorism, including cyber terrorism or crime, could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

Governmental regulations affecting the import or export of our products could harm our revenues.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are required to adhere to certain reporting and other requirements regarding the use of certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in our products. Some of these metals are commonly used in electronic equipment and devices, including our products. These requirements require that we investigate, disclose and report whether or not any such metals in our products originated from the Democratic Republic of Congo or adjoining countries. We do not directly source any of our own raw conflict minerals, rather we have an extremely complex supply chain, with numerous suppliers, many of whom may not be obligated to investigate their own supply chains, for the components and parts used in each of our products. As a result, we may incur significant costs to comply with the diligence and disclosure requirements, including costs related to determining the source of any of the relevant metals used in our products and other potential changes to products or sources of supply as a consequence of such verification activities. Because these regulations are relatively new, we and the companies comprising our supply chain each have a limited history of investigating, disclosing and reporting use of these minerals, and there is a limited history of regulatory guidance regarding compliance with these requirements. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all relevant metals used in our products through the due diligence procedures that we implement, which may harm our business reputation. We may incur reputational damage if we determine that any of our products contain minerals or derivative metals that are not conflict free or if we are unable to sufficiently verify the source for all conflict minerals used in our products through the procedures we may implement. Furthermore, key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely affect our business, financial condition or operating results.

Health care reform could increase our cost of labor

In March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was signed into U.S. law. The ACA is comprehensive U.S. health care legislation that includes provisions that subject us to potential penalties unless we offer certain employees minimum essential health care coverage that is affordable and provides minimum value. Recent changes, especially the employer mandate and employer penalties that became effective January 1, 2015, may increase our labor costs significantly in future years. In order to comply with the employer mandate provision of the ACA, we offer health care coverage to all applicable employees eligible for coverage under the ACA. Designating employees as eligible is complex, and is subject to challenge by employees and the Internal Revenue Service. While we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may harm our business or reputation. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to the ACA or other legislation that repeals and replaces in whole or in part the ACA.

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our results of operations and our ability to attract and retain qualified executives and board members.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, as well as rules implemented by the Securities and Exchange Commission (“SEC”), The NASDAQ Stock Market LLC, and other applicable securities or exchange-related rules and regulations. In addition, our management team has also had to adapt to the requirements of being a public company. Complying with these rules and regulations substantially increases our legal and financial compliance costs and makes some activities more difficult, time consuming or costly. These compliance requirements and costs will increase once we are no longer an “emerging growth company,” as defined in the JOBS Act, which will occur December 31, 2018 at the latest.

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

We have a limited history of marketing, selling, installing and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 21% of our total revenue for the year ended December 31, 2016, and we expect that percentage to grow in the future.  As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. During this time, negotiations will take place to unravel all of the existing legal, political and financial frameworks and obligations, and put new structures in place. At this stage, it is uncertain what the final results of these negotiations will be and, given the lack of comparable precedent, it is unclear how Brexit will affect economic conditions in the United Kingdom, the European Union, or globally, and Control4 specifically. Because Control4 has sales throughout the European Union and offices in England and Germany, it is possible that Brexit may require us to restructure some or all of our operations, and depending on what is negotiated, could impair our ability to transact business in other countries in the European Union. In addition, the fluctuation in currencies and market conditions may adversely affect our business, results of operations and financial condition.

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

The market price of our common stock has been and again could be subject to wide fluctuations in response to many risk factors listed in this section, and other factors beyond our control, including but not limited to:

•	Actual or anticipated fluctuations in our financial condition and results of operations;

•	Overall conditions in our industry and market;

•	Addition or loss of independent dealers, distributors or consumers;

•	Changes in laws or regulations applicable to our solutions;

•	Actual or anticipated changes in our growth rate relative to our competitors;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Competition from existing products or new products that may emerge;

•	Issuance of new or updated research or reports by securities analysts, activist investors and those who short our stock;

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	Disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	Trading of our common stock by us or our stockholders, or issuance of new shares;

•	Share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	General economic, geopolitical and market conditions.

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

As of December 31, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 31% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, control most matters related to the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate headquarters are located in Salt Lake City, Utah, where we lease approximately 85,000 square feet of commercial space under a lease that expires on June 30, 2018. We use this space for sales, research and development, dealer and distributor service and support, and administrative purposes. We also lease approximately 60,000 square feet of warehouse space in Salt Lake City, Utah under a lease that expires on March 31, 2019.

In connection with our sales efforts in the United States and abroad, we lease office space typically on a short-term renewable basis domestically in San Jose, California; Charlotte, North Carolina and Chicago, Illinois, and internationally in York, United Kingdom; Shanghai, China; Bangalore, India; Melbourne, Australia; Frankfurt, Germany; and New Belgrade, Serbia. Furthermore, in connection with the acquisition of Pakedge in January 2016, we have added office space in Huntington Beach and Hayward, California, under short-term, renewable leases.

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

ITEM 3.  Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceeding that, if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II.

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “CTRL” since August 2, 2013. Prior to that time, there was no public market for our common stock.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest closing prices for our common stock on the NASDAQ Global Select Market during each quarter since our initial public offering. On February 10, 2017, the last reported sale price for our common stock on the NASDAQ Global Select Market was $13.93 per share.

2016	High	Low
Fourth Quarter	$12.28	$9.98
Third Quarter	$12.28	$8.03
Second Quarter	$8.50	$7.13
First Quarter	$9.07	$5.67

2015	High	Low
Fourth Quarter	$9.40	$6.33
Third Quarter	$9.11	$7.34
Second Quarter	$12.90	$8.89
First Quarter	$16.40	$11.74

Holders of Record

As of February 10, 2017, there were 21 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison from August 2, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2016 of the total cumulative return of our common stock with the total cumulative return of the S&P 500 Index and S&P 500 Information Technology Sector Index. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

180
160
140
120
100
80
60
40
20
0
8/2/2013
9/2/2013
10/2/2013
11/2/2013
12/2/2013
1/2/2014
2/2/2014
3/2/2014
4/2/2014
5/2/2014
6/2/2014
7/2/2014
8/2/2014
9/2/2014
10/2/2014
11/2/2014
12/2/2014
1/2/2015
2/2/2015
3/2/2015
4/2/2015
5/2/2015
6/2/2015
7/2/2015
8/2/2015
9/2/2015
10/2/2015
11/2/2015
12/2/2015
1/2/2016
2/2/2016
3/2/2016
4/2/2016
5/2/2016
6/2/2016
7/2/2016
8/2/2016
9/2/2016
10/2/2016
11/2/2016
12/2/2016
CTRL US Equity
SPX Index
S5INFT Index

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

Unregistered Sale of Equity Securities

None.

Issuer Purchases of Equity Securities

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. In February 2017, our Board of Directors authorized an extension to this repurchase program to May 31, 2018, or when terminated earlier. Any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the company and its stockholders. During the fiscal 2016 fourth quarter ended December 31, 2016, we did not repurchase any outstanding common stock under the share repurchase program. All shares of common stock held in treasury were retired as of December 31, 2016.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K for disclosure relating to our equity compensation plans. Such information will be included in our proxy statement relating to our 2017 annual meeting of stockholders, which is incorporated herein by reference.

ITEM 6.  Selected Financial Data

We have derived the selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We have derived the selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements not included in this Form 10-K. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period and the results for any interim period are not necessarily indicative of the results to be expected in the full year.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$208,802	$163,179	$148,800	$128,511	$109,512
Cost of revenue	105,123	81,645	72,443	64,234	57,225
Cost of revenue—inventory purchase commitment	—	—	—	(380)	1,840
Gross margin	103,679	81,534	76,357	64,657	50,447
Operating expenses:
Research and development	35,985	32,385	27,365	24,979	20,310
Sales and marketing	42,198	32,594	25,887	21,975	20,182
General and administrative	20,309	17,355	14,195	12,329	10,150
Litigation settlement	475	21	47	440	2,869
Total operating expenses	98,967	82,355	67,494	59,723	53,511
Income (loss) from operations	4,712	(821)	8,863	4,934	(3,064)
Interest and other expense, net	(542)	(563)	(296)	(1,183)	(518)
Income (loss) before income taxes	4,170	(1,384)	8,567	3,751	(3,582)
Income tax expense (benefit)	(8,784)	268	411	248	141
Net income (loss)	$12,954	$(1,652)	$8,156	$3,503	$(3,723)
Net income (loss) per common share:
Basic	$0.55	$(0.07)	$0.34	$0.33	$(1.58)
Diluted	$0.53	$(0.07)	$0.32	$0.16	$(1.58)

Non-GAAP Financial Measures

In addition to our GAAP operating results, we use certain non-GAAP financial measures to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States. Non-GAAP gross margin, non-GAAP income from operations, non-GAAP net income, and non-GAAP net income per share exclude non-cash expenses related to stock-based compensation, amortization of intangible assets, acquisition-related costs, as well as gains or losses on inventory purchase commitments. We further exclude expenses related to litigation settlements and executive severance from non-GAAP income from operations and non-GAAP net income as well as expenses related to stock warrants from non-GAAP net income.

Management believes that it is useful to exclude non-cash stock-based compensation expense because the amount of such expense in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude gains or losses on inventory purchase commitments because it is income or expense that arose from our commitment to purchase energy-related products from our contract manufacturing partner that we will not use due to our decision to discontinue our energy product line for utility customers. We have not recognized that type of income or expense in periods other than 2013 and 2012, and we believe that past and future periods are more comparable if we exclude that income or expense.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$103,679	$81,534	$76,357	$64,657	$50,447
Stock-based compensation expense in cost of revenue	171	174	105	63	78
Amortization of intangible assets in cost of revenue	3,052	1,392	491	319	271
Acquisition-related costs in cost of revenue	2,162	294	—	—	—
Cost of revenue—inventory purchase commitment	—	—	—	(380)	1,840
Non-GAAP gross margin	$109,064	$83,394	$76,953	$64,659	$52,636
Revenue	$208,802	$163,179	$148,800	$128,511	$109,512
Gross margin percentage	49.7%	50.0%	51.3%	50.3%	46.1%
Non-GAAP gross margin percentage	52.2%	51.1%	51.7%	50.3%	48.1%
Reconciliation of Income (Loss) From Operations to Non-GAAP Income (Loss) From Operations:
Income (loss) from operations	$4,712	$(821)	$8,863	$4,934	$(3,064)
Stock-based compensation expense	8,370	7,034	5,341	3,760	2,869
Amortization of intangible assets	4,598	1,474	491	319	271
Acquisition-related costs	3,451	1,393	—	—	—
Cost of revenue—inventory purchase commitment	—	—	—	(380)	1,840
Litigation settlement	475	21	47	440	2,869
Executive severance	157	—	—	340	—
Non-GAAP income (loss) from operations	$21,763	$9,101	$14,742	$9,413	$4,785
Revenue	$208,802	$163,179	$148,800	$128,511	$109,512
Operating margin percentage	2.3%	(0.5)%	6.0%	3.8%	(2.8)%
Non-GAAP operating margin percentage	10.4%	5.6%	9.9%	7.3%	4.4%
Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss):
Net income (loss)	$12,954	$(1,652)	$8,156	$3,503	$(3,723)
Stock-based compensation expense	8,370	7,034	5,341	3,760	2,869
Amortization of intangible assets	4,598	1,474	491	319	271
Acquisition-related costs	(5,911)	1,393	—	—	—
Cost of revenue—inventory purchase commitment	—	—	—	(380)	1,840
Litigation settlement	475	21	47	440	2,869
Convertible preferred stock warrant	—	—	—	709	254
Executive severance	157	—	—	340	—
Non-GAAP net income (loss)(1)	$20,643	$8,270	$14,035	$8,691	$4,380
Reconciliation of Net Income (Loss) per Share to Non-GAAP Net Income (Loss) per Share:
Basic net income (loss) per share	$0.55	$(0.07)	$0.34	$0.33	$(1.58)
Stock-based compensation expense	0.36	0.29	0.23	0.36	1.22
Amortization of intangible assets	0.20	0.06	0.02	0.03	0.12
Acquisition-related costs	(0.25)	0.06	—	—	—
Cost of revenue—inventory purchase commitment	—	—	—	(0.04)	0.78
Litigation settlement	0.02	—	—	0.04	1.22
Convertible preferred stock warrant	—	—	—	0.07	0.10
Executive severance	—	—	—	0.03	—
Non-GAAP basic net income (loss) per share(1)	$0.88	$0.34	$0.59	$0.82	$1.86
Diluted net income (loss) per share	$0.53	$(0.07)	$0.32	$0.16	$(0.20)
Stock-based compensation expense	0.35	0.28	0.21	0.17	0.15
Amortization of intangible assets	0.19	0.06	0.02	0.01	0.01
Acquisition-related costs	(0.24)	0.06	—	—	—
Cost of revenue—inventory purchase commitment	—	—	—	(0.02)	0.10
Litigation settlement	0.02	—	—	0.02	0.15
Convertible preferred stock warrant	—	—	—	0.03	0.02
Executive severance	—	—	—	0.02	—
Non-GAAP diluted net income (loss) per share(1)	$0.85	$0.33	$0.55	$0.39	$0.23
Weighted-average number of shares:
Basic	23,402	24,121	23,685	10,609	2,360
Diluted	24,360	25,041	25,646	22,263	18,909

(1) Excludes the calculated effect of non-GAAP adjustments on income tax expense (benefit) of ($0.4) million and $0.5 million for the three-month period and the year ended December 31, 2016, respectively.

Consolidated Balance Sheet Data

The following table sets forth our selected consolidated balance sheet data as of the dates presented:

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34,813	$29,530	$29,187	$84,546	$18,695
Investments, net(1)	27,128	51,477	68,032	—	—
Property and equipment, net	6,463	6,584	5,089	3,943	2,666
Working capital, excluding deferred revenue	86,728	88,411	98,782	95,422	23,832
Total assets	165,058	141,863	142,030	122,686	50,638
Long-term debt, including current portion	—	913	1,828	2,966	3,159
Redeemable convertible preferred stock and warrant liability	—	—	—	—	116,914
Total stockholders’ equity (deficit)	136,882	115,445	118,302	98,474	(92,603)
(1) Includes accrued investment balances not included in the investments line items on the consolidated balance sheet.

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

•	Key Operating and Financial Metrics. Key operating and financial metrics that we use to evaluate and manage our business.

•	Results of Operations. An analysis of our financial results comparing 2016 to 2015 and comparing 2015 to 2014.

•	Quarterly Results of Operations and Other Data. An analysis of our quarterly results of operations for each of the quarters in the two-year period ended December 31, 2016.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•

Contractual Obligations and Off-Balance Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of December 31, 2016, including expected payment schedule.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Control4 is a leading provider of smart home and business solutions that are designed to personalize and enhance how consumers engage with an ever-changing connected world. Our entertainment, smart lighting, comfort and convenience, safety and security, and networking solutions unlock the potential of connected devices, making entertainment systems easier to use and more accessible, homes and businesses more comfortable and energy efficient, and individuals more secure. Our premium smart home and small business solutions provide consumers with the ability to integrate audio, video, lighting, temperature, security, communications, network management and other functionalities into a unified automation solution, customized to match their lifestyles and business needs. Our advanced software, delivered through our controller products, cloud services and user-interface products power this customized experience, enabling cohesive interoperability with thousands of connected Control4 and third-party devices.

Consumers purchase our smart solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security, network management and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, primarily related to products installed in hotels, which is excluded from our calculation of Core revenue. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be project-based and uneven from period to period. During the year ended December 31, 2016, over 3,900 active direct dealers were authorized to sell and install the full Control4 line of products in the United States, Canada, the United Kingdom and 48 other countries, and partnered with 29 distributors to cover an additional 46 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, and billing for dealers in each of those countries. We also have an additional 1,000 active dealers and 17 distributors that are currently authorized to sell our Pakedge line of products only.

We derive the majority of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home. We also generate revenue from the sale of annual subscriptions to our 4Sight subscription service, which allows consumers to remotely access, backup, and control their smart home solutions from their mobile devices; receive e-mail and “push notification” alerts regarding activities in their home and enable Amazon Alexa voice services.

We were founded in 2003 and began shipping our products and generating revenue in 2005. Our revenue growth rates for the last five complete calendar years are shown in the following table (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Core revenue	$203.9	$160.7	$144.7	$126.4	$105.6
Core revenue growth over prior year	27%	11%	14%	20%	20%

Other revenue	$4.9	$2.5	$4.1	$2.1	$3.9
Other revenue changes over prior year	96%	-39%	95%	-46%	-24%

Total revenue	$208.8	$163.2	$148.8	$128.5	$109.5
Total revenue growth over prior year	28%	10%	16%	17%	17%

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

•

Released Bakpak 4.1, the intelligent cloud-based management system for dealers, enabling rapid response to connectivity issues, proactive device management, and greater visibility of networks and automation systems within connected homes across a dealer’s entire customer base;

•	Announced and began selling a new line of intelligent Square Wireless Lighting products, expanding custom and retrofit lighting opportunities for our dealers in Europe and Asia; and
•

Rolled out a new line of entertainment and automation controllers, the EA Series, featuring high-resolution audio, high-performance automation, and our broad interoperability, in January 2016. With three separate models, the Control4 EA Series is designed and priced to deliver exceptional automation power, reliability, and high-impact entertainment experiences for projects ranging from a single-room to an entire home or estate.

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
•

In January 2016, we acquired Pakedge, a developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business. Pakedge’s portfolio includes wired products such as switches and routers, wireless products such as access points, as well as power management and cloud-based network management technologies. Pakedge brings to Control4 deep networking expertise, innovative technologies, and a sophisticated suite of newly refreshed networking products and rich software capability; and,

•

In January 2015, we acquired Nexus, a developer and manufacturer of the Leaf brand of custom audio/video distribution and switching systems. We previously sold certain Leaf products under our Control4 brand and through our online ordering platform. After this acquisition, we began offering a complete line of video distribution solutions under the Control4 brand to Control4 customers worldwide, we gained market share in the growing audio and video (A/V) category, and we leveraged Nexus’s valuable engineering expertise to develop new and innovative A/V solutions.

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

Factors and Trends Affecting Our Performance

A number of industry trends have facilitated our growth over the past several years, including the proliferation of connected devices and the constant growth of network-enabled homes and businesses. From smartphones to smart watches to smart cars, technology is transforming nearly every aspect of our lives, streamlining daily routines and providing quick, easy access to the capabilities and content we want most. Not only are new technologies providing convenience on-the-go, but they are becoming increasingly accessible. Voice services is a recent example of an emerging technology in our connected world, and our integration with Amazon Alexa helps keep us at the forefront of our industry in our adoption of voice activated solutions.  We remain committed to embracing emerging technologies through our open platform and broad ecosystem.

Our open platform makes it easy for a broad community of original equipment manufacturer (OEM) partners to participate in our smart home ecosystem, which includes over 10,100 drivers and more than 2,000 SDDP-enabled products. Our broad ecosystem, which includes audio, video, lighting, temperature, network, security and communication device categories, gives consumers flexibility to integrate nearly any connectable device into their smart home. In addition, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest product innovations and allows our smart home platform to grow alongside emerging technologies to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

Our products leverage both wired and wireless technologies and are designed to be installed in both new construction and existing homes. We expect that future increases in both new home construction and existing home renovations will have a positive impact on our revenue. In new home construction, we continue to engage builders to introduce entry- to mid-level Control4 systems as a standard feature in new home projects. We believe home automation is increasingly becoming a higher priority for home buyers, and this is one of the reasons for our investment in national and regional builder programs.

We believe that the growth of our business and our future success are dependent upon many factors, including the rates at which consumers adopt our products and services, our commitment to growing the awareness of our brands, our ability to optimize and expand our dealer and distributor network, our ability to expand internationally, our ability to meet competitive challenges, and our ability to respond to worldwide economic events. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address in order to sustain or expand the growth of our business and improve our results of operations. These challenges include:

•

Increasing Adoption Rates of Our Products and Services. We are focused on increasing adoption rates of our products and services through enhancements to our software platform and product offerings. We intend to accomplish these enhancements through both continued investments in research and development activities and acquisitions of complementary businesses and technologies.

•

Growing Our Leadership Position in the Industry. We are committed to growing awareness of the Control4 and Pakedge brands among our dealers, distributors and partners. We believe that our investments in creating brand awareness in the industry has contributed to dealer recruitment, product adoption, and revenue growth. We are proud of the many awards we received from various industry groups and dealer consortiums, formally recognizing our commitment to excellence. In September 2016, we received two “Best of Show” Awards at the Custom Electronics Design and Installation Association (“CEDIA”) 2016 for Control4 Amazon Alexa Smart Home and our NK-1 Wireless Controller + Bakpak. CEDIA 2016 also awarded us the “Technology Integrator Impact!” Award for our EA Series controllers. In June 2016, Control4 was named as the top Whole-Home Automation brand, and Pakedge was named the top networking brand, by the “2016 CE Pro 100 Brand Analysis” report. This is the second year in a row that Control4 was recognized as the top Whole-Home Automation brand, and the fourth year in a row that Pakedge has been named the top brand for home networking. In addition, Control4 solutions were recognized as the top brand in the categories of whole-house audio/video, access control, and HVAC/thermostats; and among the leading brands in the categories of lighting control, remote controls, and communications (phones/intercoms). Finally, in May 2016, the ProSource Buying Group named Control4 the 2016 Custom Integration Vendor of the Year.

•

Accelerating and Enhancing Consumer Lead Generation. We determined that there is an opportunity for us to play a more active role in generating and following up on leads received from our marketing efforts.

Therefore, we are continuing to invest in inside sales representatives to qualify inbound inquiries and direct them to qualified independent dealers. Our enhanced lead generation strategies have increased consultations, bids and project installations. Through the continual optimization of our marketing efforts, coupled with our new inside resources to qualify inbound leads, we have improved lead conversion rates and increased the amount of revenue per lead.

•

Optimizing and Expanding Our North America Dealer Network. We intend to continue to optimize the performance of and expand our network of dealers in North America to ensure that we have geographic coverage and technical expertise to address our existing markets and new markets into which we plan to expand. We continue to work with all appropriately qualified dealers to explore both home control and networking product lines, and we continue to cross-train and cross-certify dealers in accordance with our existing standards of technical proficiency and business practices. Furthermore, we have expanded the existing training facilities in Salt Lake City, UT and Chicago, IL, to meet the growing demand by Control4 dealers.

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

•

Managing Competition. The market for home automation is fragmented, highly competitive and continually evolving. In addition to competing with traditional players in the luxury segment of the home automation market, including Savant, Crestron and Elan, a number of large technology companies such as Apple, Google, Amazon and Samsung offer device control capabilities within some of their own products, applications and services, and are engaged in ongoing efforts to address the broader home automation market. In addition, managed service companies such as ADT, Comcast, and Vivint, have broadened their service offerings to include control of devices such as door locks, lights, and cameras. Our ability to compete in the growing home automation market over the next several years will be a key factor in our ability to continue to grow our business and meet or exceed our future expectations.

•

Impact of the United Kingdom’s Vote to Leave the European Union. On June 23, 2016, the citizens of the United Kingdom (“UK”) voted to leave (“Brexit”) the European Union (“EU”) raising concerns of a potential slowdown in the UK’s economy specifically and the EU in general. We engaged with our dealers in the UK to assess their perception of how the Brexit vote might impact their business in the near and long-term. Their responses are varied and reflect the uncertainty that currently exists in the market. We will continue to monitor the risks and uncertainties throughout what is expected to be a lengthy process. The Brexit vote had the immediate impact of devaluing the pound sterling relative to the euro and the U.S. dollar. In Europe, we generally sell our products and incur expense in local currencies including the pound sterling and the euro, but incur exchange rate gains and losses for U.S. dollar denominated assets and liabilities including intercompany and third-party accounts receivables and payables. We enter into forward contracts to help offset our exposure to movements in foreign currency exchange rates relative to these types of U.S. dollar denominated balances. When consolidating the revenue and expenses of our foreign subsidiaries, we translate local currencies to the U.S. dollar using average exchange rates during the period, resulting in either higher or lower net income depending on changes in the relative value of foreign currencies to the U.S. dollar. Brexit is not expected to have a material impact on our future consolidated net income.

Acquisition of Pakedge

In January 2016, we acquired Pakedge, a developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business. As of September 30, 2016, the integration of Pakedge was complete, which included the consolidation of the warehousing and shipping of products, ERP system, web portal, and training facilities.

Like Control4, Pakedge conducts its business through a broad channel of independent dealers, of which, only one-third were certified dealers of the entire Control4 product line at the time of acquisition. We expect to grow Pakedge product sales through our network of more than 3,900 active, certified Control4 dealers. From the date of acquisition in January 2016 through December 2016, over 1,500 additional certified Control4 dealers have started purchasing and begun selling Pakedge networking products, generating revenue of approximately $8.3 million.

We intend to grow both the Pakedge product business and the Control4 product business through our combined dealer channel of over 4,900 total active dealers. We believe Pakedge provides a significant boost to our development capabilities, our solution portfolio, and business flexibility moving forward. For the year-ended December 31, 2016, Pakedge was accretive to our growth, while contributing positively to our net income for the year.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers(1)

	Years Ended
	December 31,
	2016	2015	2014
Authorized dealers at the beginning of the period	2,787	2,676	2,544
Additions	371	350	315
Terminations	(164)	(239)	(183)
Authorized dealers at the end of the period	2,994	2,787	2,676

Number of active dealers(2)	2,913	2,748	2,588
Active dealers as a % of authorized dealers(2)	97%	99%	97%

International Direct Dealers(1)

	Years Ended
	December 31,
	2016	2015	2014
Authorized dealers at the beginning of the period	901	787	635
Additions(3)	319	227	176
Terminations	(73)	(113)	(24)
Authorized dealers at the end of the period(3)	1,147	901	787

Number of active dealers(2)	1,050	816	685
Active dealers as a % of authorized dealers(2)	92%	91%	87%

	Years Ended
	December 31,
	2016	2015	2014
Number of controllers sold	104,225	73,207	76,707
Core revenue growth	27%	11%	14%
International Core revenue as a percentage of total revenue	20%	23%	22%

(1)

These dealer figures only include dealers authorized to sell and install the full Control4 line of products and exclude the dealers that are currently authorized to sell only the Pakedge line of products, which as of December 31, 2016 totals approximately 1,000 dealers and 17 distributors.

(2)	An “active dealer” is an authorized dealer that has placed an order with us in the trailing 12-month period.
(3)	The figures for year ended December 31, 2016, include 100 dealers that were acquired as part of the direct-to-dealer transition in Australia.

Number of North America and Direct International Dealers

Because our dealers promote, sell, install and support our products, a broader dealer network allows us to reach more potential consumers across more geographic regions. We expect our dealer network to continue to grow, both in North America and internationally. While we have historically focused on dealers affiliated with CEDIA, we believe there is an opportunity to establish relationships with dealers outside of CEDIA, including non-traditional A/V dealers, electrical contractors, and security system installers.

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

As a result of our traditional efforts to expand our channel, the number of active international dealers increased 29% and 19% for the years ended December 31, 2016 and 2015, respectively, compared to an increase of 6% and 6% respectively, in the number of active North American direct dealers during the same periods. Generally, the growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers is much lower than the North American market. Much of this growth in our international dealer network is attributed to new dealer additions in China, Germany and Australia. In April 2016, we started selling direct-to-dealers in the Australian market immediately adding 100 new active international dealers.  We plan to continue to monitor other markets that are currently served by a single distributor and, when business conditions are favorable, we may decide to establish direct relationships with selected dealers in these regions, which we expect would further increase our number of direct international dealers.

In addition, we continue to support and grow the subset of our dealer base that purchase only Pakedge networking solutions, comprising approximately 1,000 active dealers as of December 31, 2016.

While we believe that we will continue to have significant international opportunities, it is difficult to anticipate the exact timing and amount of growth, particularly in new and emerging markets. Such challenges may cause our growth rate to be slower than anticipated, offsetting our efforts to expand into these emerging geographies. Divergent regional and local economic and political trends in Latin America, particularly relating to new home construction and strengthening of the U.S. dollar versus certain local currencies, and the recent vote in the UK to exit the European Union, are examples of challenges we must address in order to continue our international expansion. In response to a weakening Canadian dollar, starting in February 2016, we announced to our dealer network in Canada that we now offer the ability to order and pay for products in Canadian dollars versus U.S. dollars. We believe this offering will help to strengthen our long-term results in Canada while eliminating the margin and quoting uncertainty associated with volatility in foreign exchange rates for our dealers. We saw an increase in Canadian revenue of 13% in 2016 compared to a decrease in Canadian revenue of 7% during 2015.

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

In January 2016, we introduced a new line of entertainment and automation controllers, the EA Series. With three separate models, our EA Series is designed and priced for projects ranging from a single-room to an entire home or estate. As a result of the launch, we saw a significant increase in controller sales year-over-year.

During the year ended December 31, 2016, we sold 104,225 controllers, compared to 73,207 and 76,707 controllers sold in the same periods in 2015 and 2014, respectively. Controller sales increased 42% for the year ended December 31, 2016 compared to 2015. This compares to our overall growth in revenue of 28% during the same period.

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

International Revenue as a Percentage of Total Revenue

We believe that the international market represents a large and underpenetrated opportunity for us. We have established or acquired sales support offices in the United Kingdom, Australia, Germany, China, and Serbia. We have formed relationships with independent international dealers and distributors, and we have expanded foreign language support for our solutions. We track international revenue as a percentage of total revenue as a key measure of our success in expanding our business internationally.

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Years Ended
	December 31,
	2016	2015	2014
	(in thousands)
North America Core Revenue	$162,037	$123,431	$111,246
International Core Revenue	41,890	37,275	33,444
Other Revenue	4,875	2,473	4,110
Total Revenue	$208,802	$163,179	$148,800
North America Core Revenue as a % of Total Revenue	78%	76%	75%
International Core Revenue as a % of Total Revenue	20%	23%	22%

2016 Compared to 2015.  North America Core revenue increased $38.6 million, or 31%, in 2016 compared to 2015. International Core revenue increased $4.6 million, or 12%, in 2016.

The direct sale and fulfillment of networking products is new to our business as of January 29, 2016, when we acquired Pakedge. We generated revenue from the sale of our networking products of $23.2 million during the period from January 29, 2016 to December 31, 2016, respectively, with no similar revenue in 2015. Approximately 85% of these sales are included in North America Core revenue. On a pro forma basis, if we were to assume that the Pakedge transaction had closed at the beginning of 2015, our revenue growth for the year ended December 31, 2016 would have been 15%.

Growth in North America Core revenue excluding Pakedge was 15% in 2016 compared to 2015. We saw an increase in the number of dealers and distributors selling our products and services resulting in an increase in the number of system sales, as well as revenue growth from the release of several new products including our EA Series controllers.

We continue to make investments internationally to improve our dealers’ ability to sell and install our products and believe that these investments will enable us to grow our key international markets. Notwithstanding, we believe that adverse international macro-economic conditions will continue to challenge and slow growth in certain geographies, including Canada and Latin America.

Other revenue increased $2.4 million, or 97%, in 2016 compared to 2015, primarily related to sales in the hospitality industry, which is project-based and has been, and will continue to be, uneven from period to period.

2015 Compared to 2014.  North America Core revenue increased $12.2 million, or 11%, in 2015 compared to 2014. Within North America Core revenue, adverse macro-economic conditions, including the strengthening of the U.S. dollar relative to the local currency in Canada, contributed to a decline of 7% in revenue in Canada in 2015. Excluding Canada, North America Core Revenue grew 14% year over year.

International Core revenue increased $3.8 million, or 11%, in 2015 compared to 2014 primarily due to an increase in the number of dealers and distributors selling our products and services and the resulting increase in the number of system sales.

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

Gross margin for the years ended December 31, 2016, 2015, and 2014 was as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2016	2015	2014
Gross margin	$103,679	$81,534	$76,357
Percentage of revenue	50%	50%	51%

2016 Compared to 2015.  As a percentage of revenue, our gross margin was relatively flat in 2016 compared to 2015.  The current year gross margin was negatively impacted by the amortization of the technology acquired from Pakedge and Nexus, the step-up in basis recorded as we sold the purchased inventory in conjunction with our acquisition of Pakedge as well as the direct-to-dealer transition in Australia, and decreases in the selling price of our products in certain foreign markets due to the strengthening of the U.S. dollar relative to certain international currencies. These factors were offset by the expiration of certain royalty payments, component and other product cost reductions as well as product mix and associated pricing.

The negative effect on gross margin percentage resulting from the step-up in purchased inventory carrying value was limited to the first and second quarters of 2015 as it relates to Nexus, the second, third, and fourth quarters of 2016 as it relates to the Australia direct-to-dealer transition, and has impacted all four quarters as it relates to Pakedge. The amortization of the acquired technology is expected to occur over the expected life of the acquired technology.

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

2015 Compared to 2014.  As a percentage of revenue, our gross margin decreased to 50% in 2015 from 51% in 2014.  The decrease in gross margin was due primarily to amortization of the technology acquired from Nexus as well as the step-up in basis of purchased inventory, decreases in the selling price of our products in certain foreign markets associated with strengthening of the U.S. dollar relative to certain international currencies, enhancements to our volume incentive rebate program resulting in higher volume incentive rebates provided to our dealers, and higher freight charges associated with expedited shipments to our fulfillment centers, offset by component cost reductions.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineers and product managers, including non-cash stock compensation expense. Research and development expenses also include prototyping and field-testing expenses incurred in the development of our products. We also include fees paid to agencies to obtain regulatory certifications. Finally, research and development expenses include ongoing, periodic amortization of acquired intangible assets.

Research and development expenses for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2016	2015	2014
Research and development	$35,985	$32,385	$27,365
Percentage of revenue	17%	20%	18%

2016 Compared to 2015.  Research and development expenses increased by $3.6 million, or 11%, in 2016 compared to 2015. The increase in 2016 included approximately $4.0 million in expenses associated with our new networking products, offset by lower overall spending for our ongoing product development activities.

Our research and development expenses both as a percentage of revenue and in absolute dollars fluctuate depending on our investments in the development of new solutions. For example, the timing of new hardware releases and the expense associated with prototyping, beta testing and compliance and regulatory fees can have an impact on total research and development expenses from period to period.

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

Sales and marketing expenses for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2016	2015	2014
Sales and marketing	$42,198	$32,594	$25,887
Percentage of revenue	20%	20%	17%

2016 Compared to 2015.  Sales and marketing expenses increased by $9.6 million, or 29%, in 2016 compared to 2015. The increase in absolute dollars for sales and marketing expenses in 2016 included $4.1 million in expenses associated with our new networking products as well as amortization of intangible assets related to the Pakedge acquisition. In addition, we increased our general marketing expenses by $0.7 million to increase lead generation, transition to a direct-to-dealer model in Australia and Germany, grow our dealer and distributor networks throughout the world and deliver tools to the sales channel to support local marketing and sales lead generation. Furthermore, personnel costs increased primarily due to increased sales as well as non-recurring acquisition related restructuring charges.

We intend to continue to supplement our more traditional marketing programs with lead generation programs, including social media and pay-per-click advertising, in 2017, resulting in increased spending in sales and marketing. We expect our sales and marketing expenses related to our traditional marketing programs to remain relatively flat in absolute dollars in 2017.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for our employees in our executive administration, finance, information systems, human resource and legal departments, including non-cash stock-based compensation expense. Also included in general and administrative expenses are outside legal fees, audit fees, facilities expenses and insurance costs. Finally, during a period with an acquisition, we also include acquisition-related costs in general and administrative expenses.

General and administrative expenses for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2016	2015	2014
General and administrative	$20,309	$17,355	$14,195
Percentage of revenue	10%	11%	10%

2016 Compared to 2015.  General and administrative expenses increased by $3.0 million, or 17%, in 2016 compared to 2015. The increase in absolute dollars is primarily due to increased personnel costs and other administrative costs associated with running our business, including $0.9 million in non-recurring transition costs associated with the Pakedge integration in 2016.

We expect our general and administrative expenses to increase slightly in absolute dollars in 2017 as a result of growth in the business. However, we also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

2015 Compared to 2014.  General and administrative expenses increased by $3.2 million, or 22%, in 2015 compared to 2014. The increase in absolute dollars was due to $1.4 million in acquisition-related expenses associated with the acquisition of Nexus as well as higher non-cash stock-based compensation expense and facilities related costs.

Litigation Settlement Expenses

Litigation settlement expenses for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2016	2015	2014
Litigation settlement	$475	$21	$47
Percentage of revenue	0%	0%	0%

2016 Compared to 2015. During 2016, we expensed $0.5 million in connection with certain legal matters.

2015 Compared to 2014. During 2015, we expensed $21,000 in connection with certain legal matters.

Other Income (Expense)

Other income (expense) consists primarily of foreign currency transaction gains (losses) and net interest income (expense). Other income (expense) for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2016	2015	2014
Other income (expense)	$(542)	$(563)	$(358)
Percentage of revenue	0%	0%	0%

Other expense remained relatively flat in 2016 compared to 2015 and increased by $0.2 million in 2015 compared to 2014. Other expense varies primarily as a result of net foreign currency gains (losses) generated on our U.S. dollar obligations that are carried in local currency by our foreign subsidiaries. This is due to the U.S. dollar fluctuating in value against the pound sterling, euro, and Australian dollar during the periods, causing those U.S. dollar obligations, primarily intercompany payable to the U.S. entity, to increase (decrease) in local currency resulting in increased expense (income).

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

Income Tax Expense (Benefit)

Income tax expense (benefit) for the years ended December 31, 2016, 2015, and 2014 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2016	2015	2014
Income tax expense (benefit)	$(8,784)	$268	$411
Percentage of revenue	-4%	0%	0%

Income tax expense (benefit) was approximately -211%, 19% and 5% of income before income taxes for the years ended December 31, 2016, 2015 and 2014, respectively. The effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, partial reversal of the valuation allowance due to the deferred tax liability that was recorded as part of the Pakedge acquisition, state income taxes, foreign income taxes, U.S. federal alternative minimum tax and incentive stock options. Cash payments for taxes of $1.1 million in 2016 are primarily related to provisional tax payments paid in Australia and federal alternative minimum tax and state taxes paid in the U.S.

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

Acquisition-related costs

During the second quarter of 2016, we finalized a plan to restructure certain operations relating to the original Pakedge business. As a result, we incurred approximately $0.5 million in employee termination related expenses during 2016. In addition, we vacated one of the Pakedge facilities during 2016 which resulted in a loss of $0.4 million. We are in the process of marketing the space; however, we will incur additional losses if we are unable to sublease this facility or renegotiate the terms of the lease.

Company Matching Contribution to our 401(k) Plan

The Company offers a 401(k) Plan and in November of 2016, our Board of Directors authorized a matching contribution by the Company starting in 2017. Matching contributions are as follows: the Company will match 100% of the first 1% of salary contributed by a participant, and 50% of the next 5% of salary contributed by a participant, for a maximum of 3.5% matching contribution.  Initially, the Company expects to fund its match in contribution with shares of Control4’s common stock.  The 401(k) Plan was approved starting in 2017, so there was no match or resulting charges in 2016, 2015, or 2014.

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

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(In thousands)
Revenue	$57,367	$55,185	$53,215	$43,035	$42,897	$43,558	$44,641	$32,083
Gross margin	29,547	27,619	26,027	20,486	21,784	21,810	22,329	15,611
Gross margin percentage	51.5%	50.0%	48.9%	47.6%	50.8%	50.1%	50.0%	48.7%
Total operating expenses	24,479	25,449	25,212	23,827	21,250	20,900	20,222	19,983
Income (loss) from operations	5,068	2,170	815	(3,341)	534	910	2,107	(4,372)
Net income (loss)	$4,014	$1,777	$524	$6,639	$(653)	$1,191	$2,041	$(4,231)
Net income (loss) per common share:
Basic	$0.17	$0.08	$0.02	$0.28	$(0.03)	$0.05	$0.08	$(0.17)
Diluted	$0.16	$0.07	$0.02	$0.28	$(0.03)	$0.05	$0.08	$(0.17)

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

Our gross margin percentage will continue to be impacted by a variety of general and in some cases specific factors including the following:

•	Negotiated decreases in the price of components purchased from our contract manufacturers resulting in lower product costs.

•	Licensing and royalties paid for third-party technologies embedded in our products.

•	The mix of customer type and products sold, including increased or decreased sales of third-party products sold through our online distribution platform where revenue is recognized on a net basis.

•	Price competition resulting in promotional discounts or volume incentive rebates.

•	Achieving leverage in our fixed manufacturing overhead expense as a percent of revenue.

•	Amortization of acquired technology amortized over the expected life.

•	In periods of an acquisition, non-recurring acquisition-related costs associated with the integration and transition of the acquired company.

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

Our operating expenses fluctuate from quarter to quarter based on changes in the number of our employees and associated expenses, the timing and magnitude of product development, the timing of marketing and sales expenditures, acquisition of certain intangible assets amortized of the expected life, the timing of non-recurring acquisition-related costs and large or infrequent transactions such as litigation settlement expenses. Our quarterly operating expenses have generally increased in 2016 compared to 2015 to support the growth in our business.

Sales and marketing expenses are typically higher in the first and third quarters of each year due to the timing of our primary trade shows.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of December 31, 2016, we had $61.9 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $19.1 million from December 31, 2015. The overall decrease in cash and cash equivalents and net marketable securities was impacted by the following:

•	We recorded net income of $13.0 million in addition to non-cash expenses of $7.5 million.

•	We acquired Pakedge for $33.0 million in cash, net of cash acquired of $0.8 million, resulting in net cash paid of $32.2 million.

•

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. During 2016, we repurchased 427,646 shares for $3.2 million. This was offset by proceeds of $3.4 million from the exercise of options to acquire common stock.

•

Our inventory balance increased by $6.4 million as of December 31, 2016 compared to December 31, 2015, including a $3.2 million increase in networking product line inventory due to the acquisition of Pakedge. In addition, we invested an additional $2.0 million in inventory to support other growth initiatives including the rollout of our new EA series controllers and the transition to direct-to-dealer fulfillment in Australia.

•	We paid off approximately $0.9 million of term loans during 2016.

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

The following table shows selected financial information and statistics as of December 31, 2016, 2015 and 2014 (in thousands):

	December 31,
	2016	2015	2014
Cash and cash equivalents	$34,813	$29,530	$29,187
Investments, net(1)	27,128	51,477	68,032
Accounts receivable, net	24,727	21,322	20,155
Inventories	26,231	19,855	14,212
Working capital	85,175	87,312	97,939
(1) Includes accrued investment balances not included in the investments line items on the consolidated balance sheet.

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at December 31, 2016 has increased by $3.4 million, or 16%, since December 31, 2015. This increase is in line with revenue growth, and we have not seen any deterioration in our long-term collection trends. Furthermore, inventory has increased by $6.4 million from December 31, 2015 to December 31, 2016. As explained above, the increase in inventory was due primarily to the acquisition of Pakedge, buildup of inventory to support direct-to-dealer fulfillment in Australia and new product introductions, including the EA series controllers.

We have an asset-based, revolving credit facility of $30.0 million and at December 31, 2016, we had repaid all outstanding borrowings under the credit facility.

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

Cash Flow Analysis

A summary of our cash flows for the years ended December 31, 2016, 2015 and 2014 is set forth below (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Cash and cash equivalents at the beginning of the period	$29,530	$29,187	$84,546
Net cash provided by operating activities	17,866	4,414	11,248
Net cash provided by (used in) investing activities	(11,697)	4,389	(71,905)
Net cash provided by (used in) financing activities	(718)	(8,575)	5,364
Effect of exchange rate changes on cash and cash equivalents	(168)	115	(66)
Net change in cash and cash equivalents	5,283	343	(55,359)
Cash and cash equivalents at the end of the period	$34,813	$29,530	$29,187

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash provided by operating activities of $13.5 million during the year ended December 31, 2016 compared to the same period in 2015 is due primarily to net income, as adjusted for certain non-cash operating expenses for the period, and offset by changes in working capital which included an increase in inventory as described above.

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

Cash used in investing activities increased to $11.7 million in 2016 compared to cash provided by investing activities of $4.4 million in 2015. The year-over-year change is primarily due to the difference in cash used for business acquisitions, offset by the difference in available-for-sale investment activity. The change in the investment activity was a direct result of the Pakedge acquisition as we primarily used the proceeds from the maturity of available-for-sale investments toward the purchase price, rather than reinvesting those funds.

Our capital expenditures during 2016 and 2015 were $2.7 million and $3.8 million, respectively.

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

During the year ended December 31, 2016, we repurchased 427,646 shares of our stock in the open market for $3.2 million compared to 1,154,480 shares for $9.0 million in the same period in 2015.

During year ended December 31, 2016, we borrowed and repaid $5.0 million under our revolving credit facility.

During the years ended December 31, 2016 and 2015, we received proceeds of $3.4 million and $1.4 million, respectively, from the exercise of options to purchase common stock.

Net repayments on our term loan agreements were $0.9 million and $0.9 million and for the years ended December 31, 2016 and 2015, respectively. Our term loans were repaid in full as of December 31, 2016.

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily debt obligations and non-cancellable operating leases.

Our contractual cash obligations at December 31, 2016 are as follows:

		Less than
	Total	1 year	1 - 3 years	3 - 5 years
	(in thousands)
Operating lease obligations	6,353	3,354	2,788	211
Purchase commitments	34,740	34,740	—	—
Total contractual obligations	$41,093	$38,094	$2,788	$211

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

Inventory Valuation

Inventories consist of hardware and related component parts and are stated at the lower of cost or net realizable value using the first-in, first-out method. We periodically assess the recoverability of our inventory and reduce the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Carrying value adjustments are based on expected demand and market conditions. For example, we may incur inventory write-offs during the introduction of new products that replace existing ones. We make estimates regarding transition inventory and if our estimates of demand for the “end-of-life” products differ substantially, we may be required to record additional inventory carrying value adjustments.

Inventory write-downs for excess, defective and obsolete inventory are recorded as cost of revenue and totaled $3.1 million, $2.3 million and $1.7 million, and in 2016, 2015 and 2014, respectively.

Limited Product Warranties

We provide our customers a limited product warranty of two years for all Control4 branded products and three years for all Pakedge branded products. The limited product warranties require us, at our option, to repair or replace defective products during the warranty period at no cost to the customer or refund the purchase price. We estimate the costs that may be incurred to replace, repair or issue a refund for defective products and record a reserve at the time revenue is recognized. Factors that affect our warranty liability include the cost of the products sold, our historical experience, and management’s judgment regarding anticipated rates of product warranty returns, net of refurbished products. We assess the adequacy of our recorded warranty liability each period and make adjustments to the liability as necessary. Our warranty liability was $1.9 million and $1.4 million at December 31, 2016 and 2015, respectively.

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

We recognize uncertain income tax positions taken on income tax returns at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. During the years ended December 31, 2016, 2015 and 2014, we did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

We test goodwill for impairment on an annual basis as of October 1, and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired. We initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we perform a first step by comparing the book value of net assets to the fair value of our single reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. No impairment of long-lived and intangible assets or goodwill was recorded during the years ended December 31, 2016, 2015, and 2014, respectively.

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

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimated a forfeiture rate to calculate the stock-based compensation for our awards using historical data.

We will continue to use judgment in evaluating the expected volatility and expected terms utilized for our stock-based compensation calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to the estimates of our expected volatility and expected terms, which could materially impact our future stock-based compensation expense. If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the periods presented:

	Years Ended
	December 31,
	2016	2015			2014
Expected volatility	62%	51	-	55%	49	-	60%
Expected dividends	0%	0%			0%
Expected terms (in years)	6.1	5.3	-	6.1	1.0	-	6.1
Risk-free rate	1.1%	1.3	-	1.8%	0.3	-	2.0%

Transactions with Our Significant Stockholders

In January 2011, we entered into an OEM-in hardware (with software) purchase and license agreement with Cisco Systems, Inc. (“Cisco”), which was amended and restated in February 2011 and further amended in June 2012. Our agreement with Cisco expired in February 2014 and we did not recognize any revenue in connection with this agreement for the year ended December 31, 2014.

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of December 31, 2016, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.1 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Control4 Corporation

We have audited the accompanying consolidated balance sheets of Control4 Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Control4 Corporation as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 15, 2017

CONTROL4 CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$34,813	$29,530
Restricted cash	247	296
Short-term investments	22,970	37,761
Accounts receivable, net	24,727	21,322
Inventories	26,231	19,855
Prepaid expenses and other current assets	3,662	3,842
Total current assets	112,650	112,606
Property and equipment, net	6,463	6,584
Long-term investments	4,008	13,716
Intangible assets, net	23,120	4,547
Goodwill	16,809	2,760
Other assets	2,008	1,650
Total assets	$165,058	$141,863
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,010	$17,588
Accrued liabilities	8,912	5,880
Current portion of deferred revenue	1,553	1,099
Current portion of notes payable	—	727
Total current liabilities	27,475	25,294
Notes payable	—	186
Other long-term liabilities	701	938
Total liabilities	28,176	26,418
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 23,729,780 and 24,590,768 shares issued; 23,729,780 and 23,436,288 shares outstanding at December 31, 2016 and 2015, respectively	2	2
Treasury stock, at cost; 0 and 1,154,480 shares at December 31, 2016 and 2015, respectively	—	(9,020)
Additional paid-in capital	220,370	220,782
Accumulated deficit	(82,626)	(95,580)
Accumulated other comprehensive loss	(864)	(739)
Total stockholders’ equity	136,882	115,445
Total liabilities and stockholders’ equity	$165,058	$141,863

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 31,
	2016	2015	2014

Revenue	$208,802	$163,179	$148,800
Cost of revenue	105,123	81,645	72,443
Gross margin	103,679	81,534	76,357
Operating expenses:
Research and development	35,985	32,385	27,365
Sales and marketing	42,198	32,594	25,887
General and administrative	20,309	17,355	14,195
Litigation settlement	475	21	47
Total operating expenses	98,967	82,355	67,494
Income (loss) from operations	4,712	(821)	8,863
Other income (expense), net:
Interest, net	45	202	62
Other income (expense), net	(587)	(765)	(358)
Total other income (expense), net	(542)	(563)	(296)
Income (loss) before income taxes	4,170	(1,384)	8,567
Income tax expense (benefit)	(8,784)	268	411
Net income (loss)	$12,954	$(1,652)	$8,156
Net income (loss) per common share:
Basic	$0.55	$(0.07)	$0.34
Diluted	$0.53	$(0.07)	$0.32
Weighted-average number of shares:
Basic	23,402	24,121	23,685
Diluted	24,360	24,121	25,646

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended
	December 31,
	2016	2015	2014

Net income (loss)	$12,954	$(1,652)	$8,156
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(171)	(565)	(124)
Net unrealized gains (losses) on available-for-sale investments, net of tax	46	(14)	(47)
Total other comprehensive loss	(125)	(579)	(171)
Comprehensive income (loss)	$12,829	$(2,231)	$7,985

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders’ Equity
							Accumulated
	Common Stock		Treasury Stock		Additional		Other	Total
	Number of		Number of		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2013	22,785,104	$2	—	$—	$200,545	$(102,084)	$11	$98,474
Net income	—	—	—	—	—	8,156	—	8,156
Other comprehensive loss	—	—	—	—	—	—	(171)	(171)
Excess tax benefit from exercise of options for common stock	—	—	—	—	91	—	—	91
Stock-based compensation	—	—	—	—	5,341	—	—	5,341
Issuance of common stock upon net exercise of common stock warrants	7,763	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,512,514		—		6,411	—	—	6,411
Balance at December 31, 2014	24,305,381	2	—	—	212,388	(93,928)	(160)	118,302
Net loss	—	—	—	—	—	(1,652)	—	(1,652)
Other comprehensive loss	—	—	—	—	—	—	(579)	(579)
Stock-based compensation	—	—	—	—	7,034	—	—	7,034
Issuance of common stock upon exercise of stock options	285,387	—	—	—	1,360	—	—	1,360
Repurchase of common stock for treasury	(1,154,480)	—	1,154,480	(9,020)	—	—	—	(9,020)
Balance at December 31, 2015	23,436,288	2	1,154,480	(9,020)	220,782	(95,580)	(739)	115,445
Net income	—	—	—	—	—	12,954	—	12,954
Other comprehensive loss	—	—	—	—	—	—	(125)	(125)
Excess tax benefit from exercise of options for common stock	—	—	—	—	89	—	—	89
Stock-based compensation	—	—	—	—	8,324	—	—	8,324
Issuance of common stock upon exercise of stock options and vesting of restricted stock	721,138	—	—	—	3,437	—	—	3,437
Repurchase of common stock for treasury	(427,646)	—	427,646	(3,242)	—	—	—	(3,242)
Retirement of treasury stock	—	—	(1,582,126)	12,262	(12,262)	—	—	—
Balance at December 31, 2016	23,729,780	$2	—	$—	$220,370	$(82,626)	$(864)	$136,882

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014

Operating activities
Net income (loss)	$12,954	$(1,652)	$8,156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	3,318	2,926	2,547
Amortization of intangible assets	4,598	1,474	491
Loss on disposal of fixed assets	13	—	—
Provision for doubtful accounts	345	345	229
Investment premium amortization	339	—	—
Stock-based compensation	8,370	7,034	5,341
Tax benefit from business acquisition	(9,402)	—
Excess tax benefit from exercise of options for common stock	(89)	—	(91)
Changes in assets and liabilities:
Accounts receivable	(3,765)	(1,127)	(5,331)
Inventories	(1,589)	(3,488)	1,025
Restricted cash	—	—	(330)
Prepaid expenses and other current assets	1,184	(1,443)	(323)
Other assets	(295)	(264)	(209)
Accounts payable	(32)	615	1,698
Accrued liabilities	1,999	248	(2,110)
Deferred revenue	471	258	199
Other long-term liabilities	(553)	(512)	(44)
Net cash provided by operating activities	17,866	4,414	11,248
Investing activities
Purchases of available-for-sale investments	(19,227)	(50,619)	(89,844)
Proceeds from sales of available-for-sale investments	900	2,018	2,850
Proceeds from maturities of available-for-sale investments	42,203	65,142	18,915
Purchases of property and equipment	(2,682)	(3,772)	(2,710)
Business acquisitions, net of cash acquired	(32,891)	(8,380)	(1,116)
Net cash provided by (used in) investing activities	(11,697)	4,389	(71,905)
Financing activities
Proceeds from exercise of options for common stock	3,437	1,360	6,411
Excess tax benefit from exercise of options for common stock	89	—	91
Repurchase of common stock	(3,242)	(9,020)	—
Repayment of notes payable	(913)	(915)	(1,138)
Proceeds from revolving credit facility	5,000	—
Repayment of revolving credit facility	(5,000)	—
Payment of debt issuance costs	(89)	—
Net cash provided by (used in) financing activities	(718)	(8,575)	5,364
Effect of exchange rate changes on cash and cash equivalents	(168)	115	(66)
Net change in cash and cash equivalents	5,283	343	(55,359)
Cash and cash equivalents at beginning of period	29,530	29,187	84,546
Cash and cash equivalents at end of period	$34,813	$29,530	$29,187
Supplemental disclosure of cash flow information
Cash paid for interest	$204	$101	$188
Cash paid for taxes	$1,115	$831	$246
Supplemental schedule of non-cash investing and financing activities
Landlord paid tenant improvements	$39	$—	$739
Purchases of property and equipment financed by accounts payable	$135	$—	$257
Net unrealized gains (losses) on available-for-sale investments	$46	$(14)	$(47)

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

Concentrations of Risk

The Company’s accounts receivable is derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in U.S. dollars, except for sales to dealers and distributors located in the United Kingdom, Canada, Australia, and the European Union, which are generally denominated in pounds sterling, Canadian dollars, Australian dollars, and the euro, respectively. There were no individual account balances greater than 10% of total accounts receivable as of December 31, 2016 and 2015.

No dealer or distributor accounted for more than 10% of total revenue for the years ended December 31, 2016, 2015 and 2014.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of certain of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. There was no single foreign country that accounted for more than 10% of total revenue for the years ended December 31, 2016 and 2015. With the exception of Canada, no single foreign country accounted for more than 10% of

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

total revenue for the year December 31, 2014. The following table sets forth revenue from U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Revenue-United States	$148,803	$109,435	$98,276
Revenue-Canada	16,084	14,285	15,320
Revenue-all other international sources	43,915	39,459	35,204
Total revenue	$208,802	$163,179	$148,800
International revenue (excluding Canada) as a percent of total revenue	21%	24%	24%

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

The following table presents the changes in the product warranty liability (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Balance at the beginning of the period	$1,415	$1,191	$1,213
Warranty costs accrued	2,458	2,068	1,145
Warranty claims	(1,928)	(1,844)	(1,167)
Balance at the end of the period	$1,945	$1,415	$1,191

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$12,954	$(1,652)	$8,156
Denominator:
Weighted average common stock outstanding for basic net income (loss) per common share	23,402	24,121	23,685
Effect of dilutive securities—stock options and restricted stock units	958	—	1,961
Weighted average common shares and dilutive securities outstanding	24,360	24,121	25,646

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

	Years Ended
	December 31,
	2016	2015	2014
Options to purchase common stock	2,328	4,756	1,041
Restricted stock units	17	162	—
Total	2,345	4,918	1,041

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

The Company records estimated reductions to revenue for dealer, retailer and distributor incentives at the time of the initial sale. The estimated reductions to revenue are based on the sales terms and the Company’s historical experience and trend analysis. The most common incentive relates to amounts paid or credited to dealers and distributors for achieving defined volume levels or growth objectives.

The Company’s products include embedded software that is essential to the functionality of the hardware. Accordingly, the hardware and embedded software are accounted for as a single deliverable. The Company bundles Control4 App software licenses with its new controllers. These software licenses do not include acceptance provisions, rights to updates (e.g., when‑and‑if‑available enhancements or upgrades to the functionality of the software) or post‑contract customer support such as technical support. When a software license and controller are sold together, a multiple element arrangement exists and revenue is allocated to each deliverable based on relative selling prices. Typically, delivery of both the product and the software license occurs at the same time. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. Product or licensed software is considered delivered once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Software license revenue represents fees earned from activating applications which allow end consumers to view and configure certain features of their dealer installed and Control4 managed devices. Software products such as Composer Home and Media Editions are sold on a limited basis and do not constitute a significant portion of revenue. The Company’s perpetual software licenses do not include acceptance provisions, rights to updates or upgrades or post‑contract customer support such as technical support; the Company generally recognizes revenue at the time the software license is provided.

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

Cost of Revenue

Cost of revenue includes the following: the cost of inventory sold during the period, inventory write‑down costs, payroll, purchasing costs, royalty obligations, shipping expenses to dealers and distributors and warehousing costs, which include inbound freight costs from manufacturers, rent, payroll and benefit costs, acquisition-related costs, amortization of intangible assets and depreciation.

Cash and Cash Equivalents

The Company considers all highly liquid short‑term investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

Restricted Cash

Restricted cash as of December 31, 2016 and 2015, is composed of a guarantee made by our subsidiary in the United Kingdom to HM Revenue & Customs related to a customs duty deferment account.

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

the dealers’ and distributors’ historical payment experience, the age of the receivables and current market and economic conditions. Provisions for potentially uncollectible accounts are recorded in sales and marketing expenses. The Company writes off accounts receivable balances to the allowance for doubtful accounts when it becomes likely that they will not be collected.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Balance at beginning of period	$824	$705	$605
Provision	345	345	229
Deductions	(188)	(226)	(129)
Balance at end of period	$981	$824	$705

Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue and totaled $3.1 million, $2.3 million, and $1.7 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Property and Equipment

Property and equipment are recorded at historical cost, less accumulated depreciation. Depreciation is computed using the straight‑line method over the following estimated useful lives:

Computer equipment and software	3	-	4	years
Manufacturing tooling and test equipment	2	-	4	years
Lab and warehouse equipment	2	-	4	years
Furniture and fixtures	2	-	5	years
Other	2	-	3	years

Maintenance and repairs that do not extend the life of or improve the asset are expensed in the year incurred. Leasehold improvements are depreciated over the estimated useful life (usually 3‑8 years) or the life of the associated lease, whichever is less. For the years ended December 31, 2016 and 2015, the Company did not record significant leasehold improvement assets that were paid by the landlord. During the year ended December 31, 2014, the Company recorded approximately $0.7 million of leasehold improvement assets that were paid by the landlord, with a corresponding liability as the tenant improvement allowance was determined to be an incentive for renewing the lease. As of December 31, 2016 and 2015, $0.4 million and $0.5 million of these leasehold improvement assets are remaining, respectively.

Intangible Assets

Intangible assets primarily consist of acquired technology, customer relationships and trademarks/trade names. The Company amortizes, to cost of revenue and operating expenses, definite‑lived intangible assets on a straight‑line basis over the life of the asset.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

There was no impairment of long-lived assets or goodwill during the years ended December 31, 2016, 2015 and 2014.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in the United Kingdom, Germany, Australia, China, and India are the pound sterling, the euro, the Australian dollar, the Chinese yuan, and the Indian rupee, respectively. The subsidiary’s assets and liabilities have been translated to U.S. dollars using the exchange rates in effect at the balance sheet dates. Statements of operations amounts have been translated using the monthly average exchange rate for each year. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are primarily included in other income (expense). The Company recognized foreign exchange losses of $0.6 million, $0.8 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock‑Based Compensation

The Company recognizes compensation expense for all stock‑based awards issued to employees and directors based on estimated grant date fair values. The Company selected the Black‑Scholes option‑pricing model to determine the estimated fair value at the date of grant for stock options. The fair value of each restricted stock unit award is based on the number of shares granted and the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market. The Company elected to amortize compensation expense using the straight‑line attribution method, under which stock‑based compensation expense is recognized on a straight‑line basis over the period the employee performs the related services, generally the vesting period, net of estimated forfeitures. The Company has estimated forfeiture rates based on its historical experience.

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

The Company recognizes uncertain income tax positions taken on income tax returns at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of its income tax provision. During the years ended December 31, 2016, 2015 and 2014, we did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

Sales and Marketing

Sales and marketing costs consist primarily of dealer-directed advertising and promotions, lead generation, social media engagements and training events, tradeshow expenditures and market-specific advertising. Advertising and other promotional costs are expensed as incurred and were $1.2 million, $2.4 million, and $0.5 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing after January 1, 2017. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly in performing goodwill impairment testing; however, the Company doesn’t believe this update will have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The amendments in this update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted and the guidance must be applied using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The guidance is effective for fiscal years beginning after December 31, 2019, including interim periods within those years. Early application of the guidance is permitted for all entities for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company in fiscal year 2017. Any adjustments resulting from the adoption of this standard will be reflected as of the beginning of the fiscal year of adoption. In accordance with the provisions of this standard, beginning on January 1, 2017, the Company will recognize the effect of share-based compensation windfall or shortfall adjustments in the statement of operations in the period in which they arise, unlike the historical requirement to defer recognition of windfall or shortfall adjustments through an adjustment to shareholder equity in the period the windfall or shortfall adjustments impacted cash taxes paid.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2016, the Company has $20.6 million and $17.6 million of gross federal and state NOLs attributable to excess windfall benefits from share-based compensation, respectively, which have not been historically recorded as a component of the deferred tax asset for NOL carryforwards. As a result of this new ASU, beginning January 1, 2017, the Company will increase its net deferred tax asset for NOL carryforwards, with a corresponding cumulative effect of adoption adjustment to accumulated deficit, in the amount of $7.7 million.  If, at the date of adoption, the Company still has a full valuation allowance recorded against its domestic net deferred tax asset, a corresponding adjustment will be recorded to increase the valuation allowance by $7.7 million with an offsetting adjustment to accumulated deficit. In addition, the Company has elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively which will result in an increase in both net cash provided by operating activities and net cash used in financing activities of $0.1 million for the year ended December 31, 2016. The Company doesn’t anticipate that the amendment to the accounting for minimum statutory withholding requirements will have a material impact to retained earnings as of January 1, 2017. In addition, under the provisions of ASU 2016-09, the Company has elected to recognize forfeitures as they occur to determine the amount of compensation cost to be recognized in each period which will result in an increase of $0.3 million to accumulated deficit on January 1, 2017.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Subtopic 330) – Simplifying the Measurement of Inventory.” This update requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. The guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company early adopted this guidance this quarter, and the adoption of this guidance did not have an impact on the results of operations, financial position, or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, deferring the effective date of this standard for one year, and is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The deferred standard allows early adoption of the standard on the original effective date which would be effective for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, will adopt the new standard effective January 1, 2018.

The Company is currently evaluating the impact of the new standard on the sale of the Company’s products to dealers, retailers and distributors and has defined what constitutes a contract for this revenue stream. The Company is in the final stages of analyzing performance obligations, but has not made any formal conclusions. Depending on the results of the performance obligation analysis, there could be changes to the timing of recognition of revenue and expenses.

The Company is still in the initial stages of assessing the impact of this ASU as it relates to other ancillary revenue streams such as software license revenue, service revenue, and revenue for third-party products sold. In addition, the Company is still evaluating the adoption method it will elect upon implementation. The final determination of the adoption method will depend on a number of factors including the significance of the new standard on the Company’s financial results. The Company is also in the process of implementing appropriate changes to its business processes, systems and controls to support recognition and disclosures under the new standard.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Finished goods	$24,138	$16,982
Component parts	1,880	2,575
Work-in-process	213	298
	$26,231	$19,855

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Computer equipment and software	$3,855	$4,799
Manufacturing tooling and test equipment	4,216	4,267
Lab and warehouse equipment	3,649	3,376
Leasehold improvements	3,438	2,949
Furniture and fixtures	3,254	2,881
Other	753	752
	19,165	19,024
Less: accumulated depreciation	(12,702)	(12,440)
	$6,463	$6,584

Other assets consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Deposits	$656	$933
Prepaid licensing	417	664
Deferred tax asset	935	—
Other	—	53
	$2,008	$1,650

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Sales returns and current portion of warranty accruals	$2,892	$2,508
Compensation accruals	4,445	2,331
Other accrued liabilities	1,575	1,041
	$8,912	$5,880

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the years ended December 31, 2016 and 2015, the Company did not record significant realized gains or losses on the sales of available-for-sale investments. The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$24,708	$—	$—	$24,708	$24,708	$—	$—

Level 1:
Money market funds	10,105	—	—	10,105	10,105	—	—
U.S. government notes	2,001	—	(1)	2,000	—	2,000	—
Subtotal	12,106	—	(1)	12,105	10,105	2,000	—

Level 2:
Asset-backed securities	4,008	—	—	4,008	—	—	4,008
Corporate bonds	13,902	—	(14)	13,888	—	13,888	—
Commercial paper	7,082	—	—	7,082	—	7,082	—
Subtotal	24,992	—	(14)	24,978	—	20,970	4,008
Total	$61,806	$—	$(15)	$61,791	$34,813	$22,970	$4,008

	December 31, 2015
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$7,593	$—	$—	$7,593	$7,593	$—	$—

Level 1:
Money market funds	21,937	—	—	21,937	21,937	—	—
U.S. government notes	998	—	(2)	996	—	—	996
Subtotal	22,935	—	(2)	22,933	21,937	—	996

Level 2:
Asset-backed securities	6,739	—	(9)	6,730	—	—	6,730
Corporate bonds	39,195	2	(51)	39,146	—	33,156	5,990
Commercial paper	1,100	—	—	1,100	—	1,100	—
U.S. agency securities	3,506	—	(1)	3,505	—	3,505	—
Subtotal	50,540	2	(61)	50,481	—	37,761	12,720
Total	$81,068	$2	$(63)	$81,007	$29,530	$37,761	$13,716

As of December 31, 2016, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity. During the years ended December 31, 2016 and 2015, the Company did not recognize any significant impairment charges.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their fair value because of the short term nature of the accounts.

Derivative Financial Instruments

The Company has foreign currency exposure related to the operations in the United Kingdom, Canada, Australia, as well as other foreign locations. In 2016 and 2015, the Company entered into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of its subsidiaries in the United Kingdom and Australia. The foreign currency derivatives are not designated as accounting hedges. The Company recognizes these derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The Company records changes in the fair value (i.e. gains or losses) of these derivative instruments in the accompanying Condensed Consolidated Statements of Operations as Other income (expense), net. The settlements of these transactions are included in net income (loss) in the accompanying Consolidated Statements of Cash Flow.

The Company settles its foreign exchange contracts on the last day of every month. As a result, there are no assets or liabilities recorded in the accompanying Consolidated Balance Sheets related to derivative instruments as of December 31, 2016 and 2015.

The following table shows the pre-tax gains of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Years Ended
		December 31,
	Income Statement Location	2016	2015	2014
Foreign exchange forward contracts	Other income (expense), net	$418	$200	$—

4. Acquisition

Australia Expansion

On April 1, 2016, the Company began working directly with home automation integrators in Australia to better serve and support customers in that country. As part of the shift from its distribution model in Australia, Control4 Corporation, through its wholly owned subsidiary, Control4 Australia Holdings Pty., Ltd, acquired customer lists and inventory from the Company’s Australian distributor for $0.7 million. Total consideration transferred for this acquisition was allocated to tangible and identifiable intangible assets acquired, including goodwill of $0.3 million, and liabilities assumed.

The Company determined this acquisition was not a significant acquisition under Rule 3-05 of Regulation S-X.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

Total consideration transferred for the Pakedge acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below. Management estimated the fair values of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations. Due to new information obtained related to the net working capital adjustments, valuation of inventory, contingent liability, and tax liabilities, based on facts that existed at the acquisition date, the Company recorded measurement period adjustments to inventory, accrued liabilities, goodwill and deferred tax liability. The net change to goodwill was an increase of $0.3 million. Had these adjustments been recorded as of the acquisition date, the Company’s deferred tax benefit would have decreased $0.5 million for the three months ended March 31, 2016. In addition, the Company’s deferred tax expense for the three months ended June 30, 2016, September 30, 2016 and December 31, 2016 would have decreased $0.1 million, $0.3 million, and $0.1 million, respectively.

The following reflects the Company’s final allocation of consideration transferred for the Pakedge acquisition (in thousands):

Pakedge
Acquisition
Cash	$843
Accounts receivable	460
Inventory	4,767
Other assets acquired	1,139
Intangible assets	23,156
Goodwill	13,836
Total assets acquired	44,201
Deferred tax liability	9,362
Warranty liability	391
Other liabilities assumed	1,428
Total net assets acquired	$33,020

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of customer relationships, trademarks/trade names, developed technology and non-compete agreements, which had estimated fair values of $8.8 million, $4.4 million, $9.7 million and $0.3 million, respectively. The intangible assets were measured at fair value reflecting the highest and best use of nonfinancial assets in combination with other assets and liabilities using an income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using discount rates between 15% and 17%, based on the estimated internal rate of return for the acquisition and represent the rates that market participants might use to value the intangible assets based on the risk profile of the asset. The projected cash flows were determined using key assumptions such as: estimates of revenues and operating profits; capital expense investments; and the life of the product. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 8 years for the customer relationships, 12 years for the trademark/trade name, 5 years for the developed technology, and 2 years for non-compete agreements, resulting in a weighted average amortization period of 7.4 years for all the acquired intangible assets of Pakedge. The amortization of these intangible assets is not deductible for income tax purposes.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Goodwill

Goodwill of $13.8 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to Pakedge’s assembled workforce, strategic positioning value and the projected profits from new products and dealers. This goodwill is not deductible for income tax purposes.

Other

From the date of acquisition through December 31, 2016, the Company recorded revenue and pre-tax net income associated with Pakedge of approximately $23.2 million and $1.0 million, respectively. Additionally, the Company incurred approximately $3.3 million in total acquisition-related costs accounted for in the accompanying Consolidated Statements of Operations as cost of revenue and operating expenses for year ended December 31, 2016 related solely to the Pakedge acquisition. Of this amount, approximately $2.1 million is related to the step-up in fair value inventory recorded to cost of revenue as the acquired inventory was sold. During the second quarter of 2016, the Company finalized a plan to restructure certain operations relating to the original Pakedge business. As a result, the Company incurred approximately $0.5 million in employee termination related expenses recorded to cost of revenue and operating expenses. In addition, The Company vacated one of the Pakedge facilities during 2016 which resulted in a loss of $0.4 million recorded to general and administrative expenses. The Company is in the process of marketing the space, but additional losses will be incurred if the Company is unable to sublease this facility or renegotiate the terms of the lease.

Pro Forma Information

The unaudited pro forma information for the years ended December 31, 2016 and 2015 presented below includes the effects of the Pakedge acquisition as if it had been consummated as of January 1, 2015, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, including adjustments related to the amortization of acquired intangible assets, stock-based compensation expense, depreciation expense, interest expense, estimated tax benefits and non-recurring transaction costs. These adjustments are based upon information and assumptions available to us at the time of filing this Annual Report on Form 10-K. The income tax benefit related to the reduction in the Company’s valuation allowance as a result of the acquisition is excluded from the pro forma information as it is non-recurring. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of Pakedge. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	Year Ended
	December 31,
	2016	2015
	(in thousands, except per share data)
Revenue	$209,986	$181,845
Income (loss) from operations	3,129	(4,579)
Net income (loss)	2,025	(4,045)
Net income (loss) per common share:
Basic	0.09	(0.17)
Diluted	0.08	(0.17)

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Acquisition of Nexus Technologies Pty Ltd.

On January 30, 2015, the Company, through its wholly owned subsidiary, Control4 Australia Pty., Ltd (“Control4 Australia”), acquired Nexus Technologies Pty Ltd. (“Nexus”), an Australia-based provider of audio/video distribution products (under the brand of Leaf), pursuant to a Share Sale Agreement dated January 30, 2015, under which Control4 Australia purchased all of the issued and outstanding shares of Nexus from its shareholders. The total consideration transferred was $8.5 million in cash. Of the cash consideration, $0.8 million of cash was deposited in escrow as partial security for the indemnification obligations of the Nexus shareholders pursuant to the Share Sale Agreement, which was released to the Nexus shareholders on December 18, 2015. The Company incurred $1.4 million in acquisition-related expenses accounted for in the accompanying Consolidated Statements of Operations as cost of revenue and operating expenses for the year ended December 31, 2015. Of this amount, approximately $0.3 million is related to the step-up in the fair value of inventory recorded to cost of revenue as the acquired inventory was sold.

The Company determined the Nexus acquisition was not a significant acquisition under Rule 3-05 of Regulation S-X.

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2014	$231
Current period acquisitions	2,780
Foreign currency translation adjustment	(251)
Balance at December 31, 2015	$2,760
Current period acquisitions	14,100
Foreign currency translation adjustment	(51)
Balance at December 31, 2016	$16,809

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

Intangible assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of December 31, 2016 and 2015 (in thousands):

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

	December 31, 2016
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$16,618	$(5,738)	$10,880
Customer relationships	9,196	(1,160)	8,036
Trademark/trade name	4,410	(337)	4,073
Non-competition agreements	295	(164)	131
Total intangible assets	$30,519	$(7,399)	$23,120

	December 31, 2015
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$6,907	$(2,643)	$4,264
Customer relationships	342	(66)	276
Non-competition agreements	53	(46)	7
Total intangible assets	$7,302	$(2,755)	$4,547

For a discussion of the significant changes in intangible assets, see Note 4. The weighted average amortization period is 4.9 years for developed technology, 7.9 years for customer relationships, 12.0 years for trademark/trade names, 2.0 years for non-competition agreements, and 6.8 years in total.

The Company recorded amortization expense during the respective periods for these intangible assets as follows: (in thousands):

	Year Ended
	December 31,
	2016	2015
Cost of revenue	$3,052	$1,392
Research and development	188	82
Sales and marketing	1,358	—
Total amortization of intangible assets	$4,598	$1,474

Amortization of finite lived intangible assets as of December 31, 2016 is as follows for the next five years (in thousands):

Amount
2017	$4,681
2018	4,477
2019	4,314
2020	3,481
2021	1,632
Thereafter	4,535
$23,120

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

6. Long‑Term Obligations

Loan and Security Agreement

On January 29, 2016, Control4 entered into the Second Loan Modification Agreement (the “2016 Loan Amendment”) with Silicon Valley Bank, a California corporation (“SVB”), which amends that certain Amended and Restated Loan and Security Agreement dated as of June 17, 2013, between Control4 and SVB (the “2013 Loan Agreement”).

In the 2016 Loan Amendment, Control4 established a revolving credit facility of $30.0 million under the terms of the 2013 Loan Agreement (the “New Credit Facility”). All borrowings under the New Credit Facility are collateralized by the general assets of the Company. Amounts borrowed under the New Credit Facility are due and payable in full on the maturity date, which is January 28, 2018. Advances made pursuant to the New Credit Facility are, at Control4’s option, either: (i) Prime Rate Advances, which bear interest at the Prime Rate plus a Prime Rate Margin of either 0% or 0.25%, depending on Control4’s leverage ratio for the subject quarter, or (ii) LIBOR Rate Advances, which bear interest at the LIBOR Rate plus a LIBOR Rate Margin of either 2.50% or 2.75%, depending on Control4’s leverage ratio for the subject quarter. Control4 is assessed an Unused 2016 Revolving Line Facility Fee of 0.25% in any quarter where the amount of advances under the New Credit Facility is less than $15.0 million. As of December 31, 2016, Control4 had no outstanding borrowings under the revolving credit facility.

The 2016 Loan Amendment did not amend the term borrowing provisions of the 2013 Loan Agreement. Term borrowings are payable in 42 equal monthly payments of principal plus interest and bear interest at prime plus 0.50%, which was 4.25% as of December 31, 2016. As of December 31, 2016, there were no amounts outstanding under the Loan Agreement.

The 2016 Loan Amendment contains various restrictive and financial covenants and the Company was in compliance with each of these covenants as of December 31, 2016.

7. Income Taxes

The domestic and foreign components of net income (loss) before income tax expense consists of the following for the periods shown below (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Income (loss) before income taxes:
Domestic	$6,179	$(933)	$7,464
Foreign	(2,009)	(451)	1,103
Total income (loss) before income taxes	$4,170	$(1,384)	$8,567

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The provision for income taxes consisted of the following components (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Current:
Domestic
Federal	$400	$154	$76
State	232	45	52
Foreign	522	366	288
Total current tax expense	1,154	565	416
Deferred:
Domestic
Federal	2,679	822	1,761
State	(299)	5	30
Foreign	(939)	(296)	(5)
Valuation allowance	(11,379)	(828)	(1,791)
Total deferred tax benefit	(9,938)	(297)	(5)
Total income tax expense (benefit)	$(8,784)	$268	$411

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Years Ended
	December 31,
	2016	2015	2014
Federal income tax rate	35.0%	34.0%	34.0%
State taxes, net of federal benefit	(18.4)	(2.1)	0.4
Stock-based compensation	21.8	(80.0)	(2.1)
Research and development credits	(0.9)	—	(8.1)
Change in valuation allowance	(247.1)	59.5	(20.6)
Non-deductible acquisition costs	3.3	(21.2)	—
Return to provision adjustments	(5.5)	10.6	(0.8)
Permanent items	2.8	(9.5)	2.9
Differences in foreign tax rates	(0.5)	(11.9)	(0.9)
Other, net	(1.1)	1.2	—
Effective income tax rate	(210.6)%	(19.4)%	4.8%

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and (liabilities) are comprised of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Reserves and accruals	$2,957	$1,968
Inventories	1,826	1,469
Net operating loss carryforwards	15,357	22,076
Property, plant and equipment	1,492	1,609
Intangible assets	—	428
Stock-based compensation	4,116	2,727
Research and development credit carryforwards	5,757	5,366
Other	117	73
Total deferred tax assets	31,622	35,716
Valuation allowance	(23,843)	(35,222)
Total deferred tax assets	7,779	494
Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	(155)	(109)
Intangible assets	(6,708)	—
Total deferred tax liabilities	(6,863)	(109)
Net deferred tax asset	$916	$385

At December 31, 2016 and 2015, the Company had a full valuation allowance against the deferred tax assets of its domestic operations as it believes it is more likely than not that these benefits will not be realized. Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. In evaluating the ability to recover its deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company has a full valuation allowance against domestic deferred tax assets. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive domestic income, the Company may release the valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets, resulting in a decrease to income tax expense for the period such release is made. In addition, the effective tax rate in subsequent periods would increase, and more closely approximate the federal statutory rate of 34%, after giving consideration to state income taxes, foreign income taxes and the effect of exercising incentive stock options. The net valuation allowance decreased by approximately $11.4 million and $0.8 million and during the years ended December 31, 2016 and 2015, respectively.

Net operating loss and tax credit carryforwards as of December 31, 2016 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$59,457	2026 - 2034
Net operating losses, state	60,952	2017 - 2034
Tax credit carryforwards, federal	7,135	2023 - 2034
Tax credit carryforwards, state	2,799	2017 - 2028
Net operating losses, foreign	2,699	None

Approximately $20.6 million of the net operating losses reported above represents unrecorded tax benefits for stock‑based compensation, which historically would be recorded in additional paid in capital when realized. As of January 1, 2017, the Company will be required to apply ASU 2016-09 and the previously unrecorded tax benefits for stock-based compensation will be recorded as a component of the Company’s deferred tax asset and a component of the

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Statement of Operations. The Company recently performed a detailed analysis under Section 382 of the IRC to determine whether any ownership changes had occurred through December 31, 2016. The effect of an ownership change would be the potential imposition of annual limitations on the use of net operating loss carryforwards attributable to periods before the change. The detailed analysis confirmed that Section 382 ownership changes occurred on July 29, 2003, March 27, 2007, and August 1, 2014, but the Company concluded that the ownership changes do not result in any limitations regarding the utilization of net operating loss carryforwards. If no future ownership changes per Section 382 occur, the Company anticipates that available Section 382 limitations will not preclude the Company from utilizing NOL carryforwards to offset future taxable income.

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Balance at the beginning of the period	$3,583	$3,583	$2,943
Current year additions	—	—	640
Balance at the end of the period	$3,583	$3,583	$3,583

No additional unrecognized tax benefits were computed for the 2016 or 2015 tax years, pending completion of a U.S. federal research and development credit tax study. Domestic research and development credits are the only source of unrecognized tax benefits.  As there are no new domestic credits, there is no current year change in unrecognized tax benefits.  As of December 31, 2016, the amount of unrecognized tax benefits that would, if recognized, impact the Company’s effective income tax rate is approximately $3.6 million.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, China, Germany, India and Serbia. The Company is subject to examination in the United States, the United Kingdom, Australia, Hong Kong, China, Germany, India and Serbia as well as various state jurisdictions. As of December 31, 2016, the Company was not under examination by any tax authorities. Tax years beginning in 2013 are subject to examination by tax authorities in the United States, and in some states, tax years as early as 2012 are subject to examination by tax authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. Tax years beginning in 2011 are subject to examination by the taxing authorities in Hong Kong. Tax years beginning in 2012 are subject to examination by the taxing authorities in Australia and India. Tax years beginning in 2013 are subject to examination by the taxing authorities in the China. Tax years beginning in 2014 are subject to examination by the taxing authorities in the United Kingdom. Tax years beginning in 2015 are subject to examination by the taxing authorities in Germany. Tax years beginning in 2016 are subject to examination by the taxing authorities in Serbia.

At December 31, 2016, the Company had undistributed foreign earnings of $0.3 million, which the Company intends to permanently reinvest in foreign subsidiaries in Australia and the United Kingdom. Unrecognized deferred tax liabilities of $0.1 million from temporary differences related to the investment in these foreign subsidiaries would have been taxable if the Company repatriated the foreign earnings. The Company anticipates that future overseas earnings in these jurisdictions will also be reinvested indefinitely. In accordance with the indefinite reversal criteria, the foreign currency gains recorded in other comprehensive income related to foreign currency translation in these jurisdictions have not been tax effected.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

8. Equity Compensation

Stock Options

In 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Plan”), which provided for the granting of nonqualified and incentive stock options, stock appreciation rights, stock awards, restricted stock units and restricted stock awards. Under the 2003 Plan, the Company was able to grant nonqualified and incentive stock options to directors, employees and non-employees providing services to the Company. On June 11, 2013, the Company’s Board of Directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was subsequently approved by the Company’s stockholders. The 2013 Plan became effective as of the closing of the Company’s initial public offering. To the extent that any awards outstanding under the 2003 Plan are forfeited or lapse unexercised after August 1, 2013, the shares of common stock subject to such awards will become available for issuance under the 2013 Plan. The 2013 Plan provides for annual increases in the number of reserved shares of 5% of the outstanding number of shares of the Company’s Common Stock as of the preceding December 31. On January 1, 2017, the number of reserved shares was increased by 1,186,489 in accordance with the provisions of the 2013 Plan.

A summary of stock option activity for the years ended December 31, 2016, 2015 and 2014 is presented below:

				Weighted
		Weighted		Average
	Shares Subject	Average	Weighted	Remaining
	to Options	Grant Date	Average	Contractual
	Outstanding	Fair Value	Exercise Price	Life (Years)
Balance at December 31, 2013	4,905,214		$6.31
Granted	1,592,268	$9.99	18.00
Exercised	(1,512,514)		4.24
Expired	(136)		7.40
Forfeited	(133,611)		13.77
Balance at December 31, 2014	4,851,221		10.57
Granted	238,516	5.31	10.52
Exercised	(285,387)		4.87
Expired	(47,866)		13.92
Forfeited	(183,812)		14.76
Balance at December 31, 2015	4,572,672		10.72
Granted	50,000	4.63	8.16
Exercised	(685,798)		5.01
Expired	(76,907)		14.96
Forfeited	(83,562)		14.81
Balance at December 31, 2016	3,776,405		11.55

Exercisable options at December 31, 2015	3,185,180		8.76	5.2
Vested and expected to vest at December 31, 2015	4,466,655		10.61	6.1
Exercisable options at December 31, 2016	3,048,020		10.69	5.4
Vested and expected to vest at December 31, 2016	3,733,643		11.52	5.8

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$2.65	-	4.78	3.47	48,270	0.7	48,270	0.7
$4.89	-	7.49	6.04	1,292,766	4.3	1,276,908	4.3
$8.16	-	12.93	10.36	1,133,575	6.0	898,013	5.5
$12.98	-	19.56	15.65	654,517	7.8	360,315	7.6
$20.91	-	22.92	21.07	647,277	7.0	464,514	6.9
				3,776,405		3,048,020

The total fair value of stock option awards vested during the year ended December 31, 2016 was $5.4 million. The following table summarizes the aggregate intrinsic‑value of options exercised, outstanding and exercisable (in thousands):

	For the Years Ended
	and as of December 31,
	2016	2015	2014
Options Exercised	$3,312	$1,432	$22,668
Options Exercisable	6,089	3,496	22,718
Options Vested and Expected to Vest	6,280	3,499	27,663

The fair value of each option award is estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions:

	Years Ended
	December 31,
	2016	2015			2014
Expected volatility	62%	51	-	55%	49	-	60%
Expected dividends	0%	0%			0%
Expected terms (in years)	6.1	5.3	-	6.1	1.0	-	6.1
Risk-free rate	1.1%	1.3	-	1.8%	0.3	-	2.0%

Restricted stock units

A summary of restricted stock unit activity for the year ended December 31, 2016 is presented below:

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2014	—
Awarded	433,000	$8.18
Forfeited	(8,000)	8.18
Non-vested balance at December 31, 2015	425,000	8.18
Awarded	1,147,946	7.40
Vested	(35,340)	7.85
Forfeited	(141,219)	7.66
Non-vested balance at December 31, 2016	1,396,387	7.60

The aggregate intrinsic value of unvested restricted stock at December 31, 2016 was $14.2 million.  The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s stock price of $10.20 as of December 31, 2016, which would have been received by the restricted stock unit participants had all restricted stock units been vested as of that date.

Stock-based compensation expense

Total stock‑based compensation expense has been classified as follows in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended
	December 31,
	2016	2015	2014
Cost of revenue	$171	$174	$105
Research and development	3,256	2,885	2,235
Sales and marketing	2,273	1,783	1,110
General and administrative	2,670	2,192	1,891
Total stock-based compensation expense	$8,370	$7,034	$5,341

At December 31, 2016, there was $6.3 million of total unrecognized compensation cost related to non‑vested stock option awards that will be recognized over a weighted‑average period of 1.7 years.  At December 31, 2016, there was $7.3 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 2.2 years.

9. Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. In February 2017, the Company’s Board of Directors authorized an extension to this repurchase program to May 31, 2018, unless terminated earlier. During the years ended December 31, 2016 and 2015, the Company repurchased 427,646 and 1,154,480 shares of common stock for $3.2 million and $9.0 million, respectively. As of December 31, 2016, the Company has $7.7 million remaining to repurchase shares of common stock under this share repurchase program.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

10. Related Party Transactions

A member of the Company’s Board of Directors is also an officer of a company that has a product line the Company began selling in its online store in November 2015.  For the years ended December 31, 2016 and 2015, Control4 recognized revenue from sales of this product line of $140,000 and $9,000, respectively, net of cost of revenue, consistent with the Company’s accounting policy on sales of third-party products sold through the Company’s online ordering system.  As of December 31, 2016 and 2015, the Company had accounts payable due to this related party of $66,000 and $34,000, respectively.

The Company has a royalty agreement with a company for which one of the members of the Company’s Board of Directors served as a director until December 2016. For the years ended December 31, 2016 and 2015, the Company incurred royalty expenses of $226,000 and $40,000, respectively. As of December 31, 2016 and 2015, the Company had accounts payable due to this related party of $1,000 and $40,000, respectively.

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

For the year ended December 31, 2014, the Company had sales agreements with companies affiliated with certain of its investors. The following table sets forth revenue from product sales to these companies (in thousands):

2014
Company 1	$4,108
Company 2	682
Company 3	19
$4,809

As of December 31, 2014, the Company had accounts receivable from these companies totaling $1.5 million.

11. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space under operating leases that expire between 2017 and 2021. The terms of the leases include periods of free rent, options for the Company to extend the leases (three to five years) and increasing rental rates over time. The Company recognizes rental expense under these operating leases on a straight-line basis over the lease term and has accrued for rental expense recorded but not paid.

Rental expense was approximately $2.5 million, $1.9 million and $1.8 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Future minimum rental payments required under non‑cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of December 31, 2016 (in thousands):

2017	$3,354
2018	2,203
2019	585
2020	182
2021	29
Thereafter	—
$6,353

Purchase Commitments

The Company had non‑cancellable purchase commitments for the purchase of inventory, which extend through June 2017 totaling approximately $34.7 million as of December 31, 2016.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these agreements as of December 31, 2016, as there were no outstanding claims.

Legal Matters

On May 16, 2016, a former employee filed a Complaint in the Superior Court of the State of California for the County of Orange alleging that a customer non-solicitation provision in an employment agreement violated California law.  The Company removed the case to the United States District Court for the Central District of California (Santa Ana Division) (the “Court”). The Complaint purports to raise claims on behalf of a class of similarly situated current and former employees of the Company who reside in California.  The Company filed its Answer to the Complaint on June 23, 2016. On January 30, 2017, the parties presented oral arguments to the Court regarding the Plaintiff’s Motion for Class Certification, but the Court has not yet issued an order.  The Company intends to defend itself vigorously with respect to this and any other related claims or litigation.  We believe, based upon current information, that the outcome of this legal proceeding will not have a material effect on our financial position, results of operations, or cash flows.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act).  In assessing the effectiveness of our internal control over financial reporting as of December 31, 2016, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as an emerging growth company is exempt from this requirement.

ITEM 9B.  Other Information

None.

PART III.

We are incorporating by reference the information required by Part III of this Form 10-K from our proxy statement relating to our 2017 annual meeting of stockholders (the “2017 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by this Item will be contained in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be contained in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Service

The information required by this Item will be contained in the 2017 Proxy Statement and is incorporated herein by reference.

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

3.  Exhibits.  The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Exhibits:

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
2.1	Stock Purchase Agreement, dated January 29, 2016, by and among Control4 Corporation and Pakedge Device & Software Inc., and its stockholders on the other hand.	8-K	2.1	February 4. 2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 30, 2013
3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.4	July 1, 2013
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	July 18, 2013
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	July 1, 2013
10.2+	2003 Equity Incentive Plan and forms of award agreements thereunder.	S-1	10.2	July 1, 2013
10.3+	2013 Stock Option and Incentive Plan and forms of award agreements thereunder.	S-1	10.3	July 1, 2013
10.4+	Offer Letter to Martin Plaehn, dated August 20, 2011.	S-1	10.4	July 1, 2013
10.5+	Offer Letter to Jeff Dungan, dated August 1, 2006.	S-1	10.7	July 1, 2013

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.6+	Offer Letter to Eric Anderson, dated June 19, 2012.	S-1	10.8	July 1, 2013
10.7	Relationship Agreement, dated June 27, 2013, between the Registrant and Sanmina Corporation.	S-1/A	10.9	July 18, 2013
10.8	Amended and Restated Loan and Security Agreement, dated June 17, 2013, between the Registrant and Silicon Valley Bank.	S-1	10.11	July 1, 2013
10.9	Lease dated June 29, 2004 by and between the Registrant and WDCI, Inc., as amended on May 24, 2006, February 25, 2011 and November 7, 2011.	S-1	10.12	July 1, 2013
10.10+	Advisor Agreement, effective as of February 28, 2013, by and between the registrant and Tom Kuhn.	S-1	10.13	July 1, 2013
10.11	Second Loan Modification Agreement, dated January 29, 2016, by and between Silicon Valley Bank and Control4 Corporation	8-K	10.1	February 4, 2016
21.1	List of Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: February 15, 2017	CONTROL4 CORPORATION
	By:	/s/ MARK NOVAKOVICH
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned directors of Control4 Corporation, hereby severally constitute and appoint Martin Plaehn and Mark Novakovich, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Control4 Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2017.

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