Form 10-Q
period 2017-03-31
CONTROL4 CORP
filed 2017-05-05
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

On April 28, 2017, 24,341,207 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,215	$34,813
Restricted cash	252	247
Short-term investments	23,988	22,970
Accounts receivable, net	22,978	24,727
Inventories	28,413	26,231
Prepaid expenses and other current assets	3,433	3,662
Total current assets	107,279	112,650
Property and equipment, net	6,924	6,463
Long-term investments	3,104	4,008
Intangible assets, net	28,325	23,120
Goodwill	22,192	16,809
Other assets	2,462	2,008
Total assets	$170,286	$165,058
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,317	$17,010
Accrued liabilities	7,277	8,912
Current portion of deferred revenue	1,604	1,553
Total current liabilities	27,198	27,475
Other long-term liabilities	2,147	701
Total liabilities	29,345	28,176
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 24,339,298 and 23,729,780 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	223,474	220,370
Accumulated deficit	(82,116)	(82,626)
Accumulated other comprehensive loss	(419)	(864)
Total stockholders’ equity	140,941	136,882
Total liabilities and stockholders’ equity	$170,286	$165,058

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Revenue	$50,235	$43,035
Cost of revenue	25,059	22,549
Gross margin	25,176	20,486
Operating expenses:
Research and development	9,844	8,479
Sales and marketing	11,447	10,135
General and administrative	5,717	4,813
Litigation settlement	—	400
Total operating expenses	27,008	23,827
Income (loss) from operations	(1,832)	(3,341)
Other income (expense), net:
Interest, net	38	5
Other income (expense), net	(144)	(95)
Total other income (expense), net	(106)	(90)
Income (loss) before income taxes	(1,938)	(3,431)
Income tax benefit	(2,781)	(10,070)
Net income	$843	$6,639
Net income per common share:
Basic	$0.04	$0.28
Diluted	$0.03	$0.28
Weighted-average number of shares:
Basic	24,005	23,335
Diluted	25,657	23,986

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Net income	$843	$6,639
Other comprehensive income:
Foreign currency translation adjustment, net of tax	449	391
Net unrealized gains (losses) on available-for-sale investments, net of tax	(4)	74
Total other comprehensive income	445	465
Comprehensive income	$1,288	$7,104

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Operating activities
Net income	$843	$6,639
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	929	767
Amortization of intangible assets	1,230	934
Provision for doubtful accounts	137	119
Investment premium amortization	—	130
Stock-based compensation	3,254	1,823
Tax benefit from business acquisition	(2,415)	(9,824)
Changes in assets and liabilities:
Accounts receivable	2,199	1,576
Inventories	(928)	(6,497)
Restricted cash	(2)	—
Prepaid expenses and other current assets	345	(1,175)
Other assets	(380)	(137)
Accounts payable	(136)	2,383
Accrued liabilities	(2,662)	(523)
Deferred revenue	49	202
Other long-term liabilities	5	(18)
Net cash provided by (used in) operating activities	2,468	(3,601)
Investing activities
Purchases of available-for-sale investments	(14,678)	—
Proceeds from maturities of available-for-sale investments	14,560	20,362
Purchases of property and equipment	(922)	(432)
Business acquisitions, net of cash acquired	(7,917)	(32,155)
Net cash used in investing activities	(8,957)	(12,225)
Financing activities
Proceeds from exercise of options for common stock	3,535	116
Payments for taxes related to net share settlement of equity awards	(2,067)	—
Repurchase of common stock	(1,821)	(1,737)
Repayment of notes payable	—	(194)
Proceeds from revolving credit facility	—	5,000
Payment of debt issuance costs	—	(89)
Net cash (used in) provided by financing activities	(353)	3,096
Effect of exchange rate changes on cash and cash equivalents	244	204
Net change in cash and cash equivalents	(6,598)	(12,526)
Cash and cash equivalents at beginning of period	34,813	29,530
Cash and cash equivalents at end of period	$28,215	$17,004
Supplemental disclosure of cash flow information
Cash paid for interest	$34	$30
Cash paid for taxes	12	190
Supplemental schedule of non-cash investing and financing activities
Business acquisitions holdback liability	1,438	—
Purchases of property and equipment financed by accounts payable	93	—
Net unrealized (losses) gains on available-for-sale investments	(4)	74

See accompanying notes to condensed consolidated financial statements (unaudited).

Control4 Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Control4 Corporation (‘‘Control4’’ or the ‘‘Company’’) is a leading provider of smart home and business solutions that are designed to personalize and enhance how consumers engage with an ever-changing connected world. Our entertainment, smart lighting, comfort and convenience, safety and security, and networking solutions unlock the potential of connected devices, making entertainment systems easier to use and more accessible, homes and businesses more comfortable and energy efficient, and individuals more secure. The Company was incorporated in the state of Delaware on March 27, 2003.

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, and condensed consolidated statements of cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other future interim or annual period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2017. The December 31, 2016 consolidated balance sheet included herein was derived from the audited financial statements as of that date.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in U.S. dollars, except for sales to dealers and distributors located in the United Kingdom, Canada, Australia, and the European Union, which are generally denominated in pounds sterling, Canadian dollars, Australian dollars, and euros, respectively. There were no individual account balances greater than 10% of total accounts receivable as of March 31, 2017 and December 31, 2016.

No dealer or distributor accounted for more than 10% of total revenue for the three months ended March 31, 2017 and 2016.

While the Company partners with many manufacturers, in many cases one manufacturer is our sole source for a particular product or product family. A significant disruption in the operations of one of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. There was no single foreign country that accounted for more than 10% of total revenue for the three months ended March 31, 2017 and 2016. The following table sets forth revenue from U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Revenue-United States	$35,186	$31,375
Revenue-Canada	4,249	2,945
Revenue-all other international sources	10,800	8,715
Total revenue	$50,235	$43,035
International revenue (excluding Canada) as a percent of total revenue	21%	20%

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

Limited Product Warranties

The Company provides its customers a limited product warranty of two, three, or ten years depending on product type and brand. The limited product warranties require the Company, at its option, to repair or replace defective products during the warranty period at no cost to the customer or refund the purchase price. The Company estimates the costs that may be incurred to replace, repair or issue a refund for defective products and records a reserve at the time revenue is recognized. Factors that affect the Company’s warranty liability include the cost of the products sold, the Company’s historical experience, and management’s judgment regarding anticipated rates of product warranty returns, net of refurbished products. The Company assesses the adequacy of its recorded warranty liability each period and makes adjustments to the liability as necessary. Warranty costs accrued include amounts accrued for products at the time of shipment, adjustments for changes in estimated costs for warranties on products shipped in the period, and changes in estimated costs for warranties on products shipped in prior periods. It is not practicable for the Company to determine the amounts applicable to each of these components.

The following table presents the changes in the product warranty liability for the three months ended March 31, 2017 (in thousands):

Warranty Liability
Balance at December 31, 2016	$1,945
Warranty costs accrued	620
Warranty claims	(618)
Balance at March 31, 2017	$1,947

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income	$843	$6,639
Denominator:
Weighted average common stock outstanding for basic net income per common share	24,005	23,335
Effect of dilutive securities—stock options and restricted stock units	1,652	651
Weighted average common shares and dilutive securities outstanding	25,657	23,986

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

	Three Months Ended
	March 31,
	2017	2016
Options to purchase common stock	1,523	2,695
Restricted stock units	3	68
Total	1,526	2,763

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing after January 1, 2017. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly in performing goodwill impairment testing; however, the Company does not believe this update will have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which revises the definition of a business. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company notes that this guidance will impact its acquisitions beginning January 1, 2018.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The effective date for the standard is for fiscal years beginning after December 15, 2017. Early adoption is permitted. Upon the adoption of this standard, the Company will combine restricted cash with unrestricted cash and cash and cash equivalents in the statement of cash flows.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital. Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $3.8 million for the three months ended March 31, 2017. However, as the Company has a full valuation allowance against its domestic net deferred tax asset, a corresponding adjustment was recorded to increase the valuation allowance by $3.8 million.

As of December 31, 2016, the Company had $20.6 million and $17.6 million of gross federal and state net operating losses (“NOLs”) attributable to excess windfall benefits from share-based compensation. As a result of the adoption of this new standard, on January 1, 2017, the Company increased its net deferred tax asset for NOL carryforwards, with an offsetting cumulative effect of adoption adjustment to accumulated deficit, in the amount of $7.7 million.  A corresponding adjustment was recorded to increase the valuation allowance by $7.7 million with an offsetting adjustment to accumulated deficit, resulting in no net impact to the financial statements. In addition, the Company has elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively which had no impact on the statement of cash flows for the three months ended March 31, 2016. Further, under the provisions of ASU 2016-09, the Company has elected to recognize forfeitures as they occur to determine the amount of compensation cost to be recognized in each period. This resulted in an increase of $0.3 million to accumulated deficit with a corresponding increase to additional paid-in capital on January 1, 2017.  The amendment related to the accounting for minimum statutory withholding requirements had no impact on retained earnings as of January 1, 2017.

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

The Company is currently evaluating the impact of the new standard on the sale of the Company’s products to dealers, retailers and distributors and has defined what constitutes a contract for these revenue streams. The Company has identified its performance obligations for these revenue streams and is currently evaluating which of these performance obligations are material within the context of the contract. Depending on the results of this analysis, there could be changes to the timing of recognition of revenue and expenses.

The Company is still in the initial stages of assessing the impact of this ASU as it relates to other ancillary revenue streams such as software license, services, and third-party products sold through our online dealer portal. In addition, the Company is still evaluating the adoption method it will elect upon implementation. The final determination of the adoption method will depend on a number of factors including the significance of the new standard on the Company’s financial results. The Company is also in the process of implementing appropriate changes to its business processes, systems and controls to support recognition and disclosures under the new standard.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Finished goods	$25,347	$24,138
Component parts	2,805	1,880
Work-in-process	261	213
	$28,413	$26,231

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Computer equipment and software	$4,295	$3,855
Manufacturing tooling and test equipment	4,597	4,216
Lab and warehouse equipment	3,786	3,649
Leasehold improvements	3,599	3,438
Furniture and fixtures	3,462	3,254
Other	762	753
	20,501	19,165
Less: accumulated depreciation	(13,577)	(12,702)
	$6,924	$6,463

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Sales returns and current portion of warranty accruals	$3,082	$2,892
Compensation accruals	2,957	4,445
Other accrued liabilities	1,238	1,575
	$7,277	$8,912

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

Cash, Cash Equivalents and Marketable Securities

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three months ended March 31, 2017 and 2016, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.

The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category, recorded as cash and cash equivalents or short- or long-term investments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$18,044	$—	$—	$18,044	$18,044	$—	$—

Level 1:
Money market funds	10,171	—	—	10,171	10,171	—	—
U.S. government notes	5,104	—	(7)	5,097	—	3,994	1,103
Subtotal	15,275	—	(7)	15,268	10,171	3,994	1,103

Level 2:
Asset-backed securities	2,003	—	(2)	2,001	—	—	2,001
Corporate bonds	9,541	1	(11)	9,531	—	9,531	—
Commercial paper	10,463	—	—	10,463	—	10,463	—
Subtotal	22,007	1	(13)	21,995	—	19,994	2,001
Total	$55,326	$1	$(20)	$55,307	$28,215	$23,988	$3,104

	December 31, 2016
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$24,708	$—	$—	$24,708	$24,708	$—	$—

Level 1:
Money market funds	10,105	—	—	10,105	10,105	—	—
U.S. government notes	2,001	—	(1)	2,000	—	2,000	—
Subtotal	12,106	—	(1)	12,105	10,105	2,000	—

Level 2:
Asset-backed securities	4,008	—	—	4,008	—	—	4,008
Corporate bonds	13,902	—	(14)	13,888	—	13,888	—
Commercial paper	7,082	—	—	7,082	—	7,082	—
Subtotal	24,992	—	(14)	24,978	—	20,970	4,008
Total	$61,806	$—	$(15)	$61,791	$34,813	$22,970	$4,008

As of March 31, 2017, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. During the three months ended March 31, 2017 and 2016, the Company did not recognize any significant impairment charges. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their fair value because of the short term nature of the accounts.

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

The Company settles its foreign exchange contracts on the last day of every month and enters into a new forward contract for the next month. As a result, there are no assets or liabilities recorded in the accompanying Condensed Consolidated Balance Sheets related to derivative instruments as of March 31, 2017.

The following table shows the pre-tax losses of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Three Months Ended
		March 31,
	Income Statement Location	2017	2016
Foreign exchange forward contracts	Other income (expense), net	$(527)	$(317)

4. Acquisitions

Acquisition of Triad Holdings, Inc.

On February 27, 2017, the Company entered into a definitive agreement to acquire Triad Holdings, Inc., (“Triad Holdings”), along with its wholly owned subsidiary Triad Speakers, Inc. (“Triad Speakers” and together with Triad Holdings “Triad”) through the purchase of all the outstanding shares of common stock of Triad for a purchase price of $9.6 million (the “Triad Purchase Agreement”), which included cash acquired of $0.2 million. In accordance with the purchase agreement, $1.4 million of the purchase price will be held for up to 18 months from the acquisition date, to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise. The Company has classified this $1.4 million holdback in other long-term liabilities.

Total consideration transferred for the Triad acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below. Management estimated the fair values of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations. The preliminary amount of consideration transferred is subject to potential adjustments in the event that the preliminary estimates of working capital accounts, inventory, warranty reserves, sales return liability, or intangible assets are adjusted pending final valuation, and due to tax-related matters that could have a material impact on the condensed consolidated financial statements. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

The following reflects the Company’s preliminary allocation of consideration transferred for the Triad acquisition (in thousands):

Triad
Acquisition
Cash	$231
Accounts receivable	516
Inventory	1,078
Other assets acquired	429
Intangible assets	6,271
Goodwill	5,209
Total assets acquired	13,734
Accounts payable	912
Deferred tax liability	2,415
Warranty liability	237
Other liabilities assumed	584
Total net assets acquired	$9,586

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of customer relationships, trademarks/trade names, and developed technology, which had estimated fair values of $2.5 million, $2.4 million, and $1.4 million, respectively. The intangible assets were measured at fair value reflecting the highest and best use of nonfinancial assets in combination with other assets and liabilities. The customer relationships and trademarks/trade names were valued using an income approach that discounts expected future cash flows to present value. The estimated net cash flows were discounted using discount rates between 15% and 16%, based on the estimated internal rate of return for the acquisition and represent the rates that market participants might use to value the intangible assets based on the risk profile of the asset. The projected cash flows were determined using key assumptions such as: estimates of revenues and operating profits; capital expense investments; royalty rates; and tax savings. The acquired technology was valued using a cost savings approach that calculates the asset’s reproduction cost by estimating all the costs associated with creating the technology. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 10 years for the customer relationships, 12 years for the trademark/trade name, and 12 years for the developed technology. The amortization of these intangible assets is not deductible for income tax purposes.

Goodwill

Goodwill of $5.2 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to Triad’s assembled workforce, synergies and the projected profits from new products and dealers. This goodwill is not deductible for income tax purposes.

The Company determined the Triad acquisition was not a significant acquisition under Rule 3-05 of Regulation S‑X.

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

Acquisition of Pakedge Device and Software Inc.

On January 29, 2016, the Company entered into a definitive agreement to acquire Pakedge Device and Software Inc. (“Pakedge”) through the purchase of all of the outstanding shares of common stock of Pakedge for a price of $33.0 million, which included cash acquired of $0.8 million. In accordance with the purchase agreement, $5.0 million was deposited in escrow, and will be held for up to 18 months from the acquisition date, to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise.

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2016	$16,809
Current period acquisitions	5,209
Foreign currency translation adjustment	174
Balance at March 31, 2017	$22,192

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed.

Amortizable Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$18,179	$(6,517)	$11,662
Customer relationships	11,712	(1,481)	10,231
Trademark/trade name	6,776	(445)	6,331
Non-competition agreements	295	(194)	101
Total intangible assets	$36,962	$(8,637)	$28,325

	December 31, 2016
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$16,618	$(5,738)	$10,880
Customer relationships	9,196	(1,160)	8,036
Trademark/trade name	4,410	(337)	4,073
Non-competition agreements	295	(164)	131
Total intangible assets	$30,519	$(7,399)	$23,120

The weighted average amortization period for acquired technology, customer relationships, trademarks/trade names and non-competition agreements is 5.5 years, 8.3 years, 12.0 years, and 2.0 years, respectively; and 7.5 years for all amortizable intangible assets in total.

The Company recorded amortization expense during the respective periods for these intangible assets as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$774	$649
Research and development	48	40
Sales and marketing	408	245
Total amortization of intangible assets	$1,230	$934

Amortization of finite lived intangible assets as of March 31, 2017 for the next five years is as follows (in thousands):

Amount
2017	$3,957
2018	5,117
2019	4,936
2020	4,051
2021	2,196
Thereafter	8,068
$28,325

6. Long-Term Obligations

Loan and Security Agreement

On January 29, 2016, Control4 entered into the Second Loan Modification Agreement (the “2016 Loan Amendment”) with Silicon Valley Bank, a California corporation (“SVB”), which amends the Amended and Restated Loan and Security Agreement dated as of June 17, 2013, between Control4 and SVB (the “2013 Loan Agreement”).

In the 2016 Loan Amendment, Control4 established a revolving credit facility of $30.0 million under the terms of the 2013 Loan Agreement (the “New Credit Facility”). All borrowings under the New Credit Facility are collateralized by the general assets of the Company. Amounts borrowed under the New Credit Facility are due and payable in full on the maturity date, which is January 28, 2018. Advances made pursuant to the New Credit Facility are, at Control4’s option, either: (i) Prime Rate Advances, which bear interest at the Prime Rate plus a Prime Rate Margin of either 0% or 0.25%, depending on Control4’s leverage ratio for the subject quarter, or (ii) LIBOR Rate Advances, which bear interest at the LIBOR Rate plus a LIBOR Rate Margin of either 2.50% or 2.75%, depending on Control4’s leverage ratio for the subject quarter. Control4 is assessed an unused facility fee of 0.25% in any quarter where the advances are less than $15.0 million. As of March 31, 2017, Control4 had no outstanding borrowings under the revolving credit facility.

The 2016 Loan Amendment contains various restrictive and financial covenants, and the Company was in compliance with each of these covenants as of March 31, 2017.

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

Income tax benefit was $2.8 million for the three months ended March 31, 2017 compared to an income tax benefit of $10.1 million for the three months ended March 31, 2016, or approximately 143% and 294% of income before income taxes, respectively. The effective tax rate for the three months ended March 31, 2017 differs from the

U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, offset by the partial reversal of the Company’s valuation allowance due to the deferred tax liability that was recorded as part of the Triad acquisition, primarily due the differences between the book and tax basis of the acquired intangible assets. The rate is further increased by foreign income taxes, state income taxes or taxes in states for which net operating loss carryforwards are not available, the U.S. federal alternative minimum tax and the impact of incentive stock options as well as other permanent differences. As of December 31, 2016, the Company’s NOL carryforward amounts for U.S. federal income and state tax purposes were $59.5 million and $61.0 million, respectively. The NOL carryforwards will expire between 2017 and 2034. In addition to the NOL carryforwards, as of December 31, 2016, the Company had U.S. federal and state research and development credit carryforwards of $7.1 million and $2.8 million, respectively, which will expire between 2017 and 2034.

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

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, China, Germany, India and Serbia. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to income tax examinations for the following jurisdictions and years: federal, for years before 2013; state and local, for years before 2012; or foreign; for years before 2010. However, federal net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

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

A summary of stock option activity for the three months ended March 31, 2017 is presented below:

			Weighted
			Average
	Shares Subject	Weighted	Remaining
	to Options	Average	Contractual
	Outstanding	Exercise Price	Life (Years)
Balance at December 31, 2016	3,776,405	11.55
Exercised	(441,176)	8.01
Expired	(36,828)	16.66
Forfeited	(15,973)	16.70
Balance at March 31, 2017	3,282,428	11.94

Exercisable options at March 31, 2017	2,678,355	11.30	5.4
Vested and expected to vest at March 31, 2017	3,282,428	11.94	5.8

The following table summarizes information about stock options outstanding and exercisable at March 31, 2017:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$3.38	-	6.14	5.92	964,352	4.0	964,352	4.0
$6.34	-	9.93	8.57	627,739	5.9	529,726	5.4
$11.28	-	16.97	13.88	1,036,951	6.9	670,482	6.6
$17.66	-	22.92	20.98	653,386	6.7	513,795	6.7
				3,282,428		2,678,355

For the stock option awards vested during the three months ended March 31, 2017, the total fair value was $1.1 million. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

	For the Three Months Ended
	and as of March 31,
	2017	2016
Options Exercised	$3,119	$76
Options Exercisable	14,761	4,698
Options Vested and Expected to Vest	16,121	4,715

The Company did not award stock options during the three months ended March 31, 2017 and 2016.

Restricted stock units

A summary of restricted stock unit activity for the three months ended March 31, 2017 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2016	1,396,387	7.60
Awarded	734,780	10.69
Vested	(404,412)	7.33
Forfeited	(47,817)	8.59
Non-vested balance at March 31, 2017	1,678,938	8.98

During the three months ended March 31, 2017, 404,412 restricted stock units vested of which 141,450 shares were withheld for tax purposes resulting in the issuance of 262,962 shares of common stock.

Company Matching Contribution to our 401(k) Plan

The Company offers a 401(k) Plan and in November of 2016, our Board of Directors authorized a matching contribution by the Company starting in 2017. Matching contributions are as follows: the Company will match 100% of the first 1% of salary contributed by a participant, and 50% of the next 5% of salary contributed by a participant, for a maximum matching contribution of 3.5% of the salary of a participant up to the limit on contributions imposed by the IRS.  Currently, the Company funds its match in contribution with shares of Control4’s common stock.  During the three months ended March 31, 2017, the Company contributed 24,386 shares of stock to employees under this plan and recorded $0.4 million of expenses associated with this contribution.

Stock-based compensation expense

Total stock-based compensation expense has been classified as follows in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$58	$43
Research and development	1,129	814
Sales and marketing	1,064	509
General and administrative	1,003	457
Total stock-based compensation expense	$3,254	$1,823

At March 31, 2017, there was $5.2 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 1.5 years. At March 31, 2017, there was $12.7 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 2.3 years.

9. Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20.0 million in Control4 common stock from time to time on the open market. In February 2017, the Board of Directors authorized an extension to this repurchase program to May 31, 2018, unless terminated earlier. During the three months ended March 31, 2017, the Company repurchased 119,007 shares for $1.8 million. As of March 31, 2017, the Company has $5.9 million remaining to repurchase shares of common stock under this share repurchase program.

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

Rental expense was approximately $0.7 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of March 31, 2017 (in thousands):

2017	$2,542
2018	2,240
2019	623
2020	192
2021	29
$5,626

The Company vacated one of the Pakedge facilities during 2016 which resulted in a loss of $0.4 million recorded to general and administrative expenses. The Company is in the process of marketing the space, but additional losses will be incurred if the Company is unable to sublease this facility or renegotiate the terms of the lease.

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through November 2017 totaling approximately $42.9 million at March 31, 2017.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these agreements as of March 31, 2017, as there were no outstanding claims.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2017, and our condensed consolidated financial statements and the notes thereto included elsewhere in this document, as well as other documents we file with the SEC from time to time. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items including without limitation statements about the accretive effect of any acquisitions; any statements of the plans, strategies and objectives of management for future operations or growth; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends or market opportunities and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

•	Key Operating and Financial Metrics. Key operating and financial metrics that we use to evaluate and manage our business.
•	Results of Operations. An analysis of our financial results comparing 2017 to 2016.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•

Non-GAAP Financial Measures. A reconciliation of certain non-GAAP financial measures used by management to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans.

•

Contractual Obligations and Off-Balance Sheet Arrangements. An overview of our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of March 31, 2017, including an expected payment schedule.

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

Consumers purchase our smart solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security, network management and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, primarily related to products installed in hotels, which is excluded from our calculation of Core revenue as well as certain specialty display products and associated installation sales in Australia. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be project-based and uneven from period to period. During the three months ended March 31, 2017, over 4,000 active direct dealers were authorized to sell and install the full Control4 line of products in the United States, Canada, the United Kingdom and 50 other countries, and partnered with 29 distributors to cover an additional 44 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, and billing for dealers in each of those countries. We have an additional 900 active dealers and 17 distributors that are currently authorized to sell our Pakedge line of products only.  We also have an additional 200 active dealers and 11 distributors that are currently authorized to sell our Triad line of products only.

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

Over the past five years, we have experienced double-digit annual growth in Core revenue. Our Core revenue growth during that period has been the result of a combination of the net addition of new independent dealers and distributors to our sales channels, an increase in revenue from our existing network of independent dealers and distributors, and the addition of new products developed internally and acquired through business combinations. We believe our ability to grow our core sales channel has been enhanced through product innovation, expansion of our product offerings and helping our independent dealers and distributors grow their business. Some recent developments that we believe may enhance our offerings and help drive growth include, but are not limited to, the following:

•

Introduced the new Pakedge PowerPak family of power control devices which provide centralized power control and management with surge protection for all equipment in a connected home. BakPak-enabled, dealers can monitor and manage PowerPak power distribution units (“PDUs”) for their entire customer base in a single interface;

•

Integrated the latest release of our BakPak management software on the Pakedge RK-1 Router enabling our independent dealer network to offer more homeowners the benefits of a monitored, intelligent home network;

•

Announced integration with Amazon Alexa, the popular voice service that powers Amazon Echo and other Alexa-enabled devices, including Echo Dot, Amazon Tap and Amazon Fire TV in the United States, Canada, and the United Kingdom. The new Control4 Smart Home Skill provides homeowners with the convenience of whole-home automation through simple and intuitive voice commands that can activate smart home scenes and control individual devices;

•	Released Control4 OS 2.9, featuring increased integration support for third-party devices, more personalization for the homeowner, and new customization options for our dealers; and,
•

Released Bakpak 4.1, the intelligent cloud-based management system for dealers, enabling rapid response to connectivity issues, proactive device management, and greater visibility of networks and automation systems within connected homes across a dealer’s entire customer base.

While our historical revenue growth has been primarily organic, we have completed several acquisitions since our IPO that we believe enhance our product offerings and position us for continued growth in the future. Recent acquisitions of technology and distribution-related business are as follows:

•

In February 2017, we acquired Triad, a leader in advanced audio technology with best-in-class, customizable speaker solutions. Entertainment is integral to the connected home and the acquisition of Triad brings premium-acoustics experience and innovation to Control4, enhancing our entertainment offering and enabling the future development of new integrated-audio experiences.

•	In April 2016, we transitioned from a two-tier distribution model to direct-to-dealer in Australia, and as part of this process, acquired customer lists and inventory of the former distributor; and,
•

In January 2016, we acquired Pakedge, a developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business. Pakedge’s portfolio includes wired products such as switches and routers, wireless products such as access points, as well as power management and cloud-based network management technologies. Pakedge contributes deep networking expertise, innovative technologies, and a sophisticated suite of networking products and rich software capability.

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

Our open platform makes it easy for a broad community of original equipment manufacturer (OEM) partners to participate in our smart home ecosystem, which includes over 10,600 drivers and more than 2,200 Simple Device Discovery Protocol enabled products. Our broad ecosystem, which includes audio, video, lighting, temperature, network, security and communication device categories, gives consumers flexibility to integrate nearly any connectable device into their smart home. In addition, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest product innovations and allows our smart home platform to grow alongside emerging technologies to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

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

•

Growing Our Leadership Position in the Industry. We are committed to growing awareness of the Control4, Pakedge, and Triad brands among our dealers, distributors and partners. We believe that our investments in creating brand awareness in the industry have contributed to dealer recruitment, product adoption, and revenue growth. We are proud of the many awards we received from various industry groups and dealer consortiums, formally recognizing our commitment to excellence. In September 2016, we received two “Best of Show” Awards at the Custom Electronics Design and Installation Association (“CEDIA”) 2016 for Control4 Amazon Alexa Smart Home and our NK-1 Wireless Controller + Bakpak. CEDIA 2016 also awarded us the “Technology Integrator Impact!” Award for our EA Series controllers. In June 2016, Control4 was named as the top Whole-Home Automation brand, and Pakedge was named the top networking brand, by the “2016 CE Pro 100 Brand Analysis” report. This is the second year in a row that Control4 was recognized as the top Whole-Home Automation brand, and the fourth year in a row that Pakedge has been named the top brand for home networking. In addition, Control4 solutions were recognized as the top brand in the categories of whole-house audio/video, access control, and HVAC/thermostats; and among the leading brands in the categories of lighting control, remote controls, and communications (phones/intercoms). Finally, in May 2016, the ProSource Buying Group named Control4 the 2016 Custom Integration Vendor of the Year.

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

•

Optimizing and Expanding Our North America Dealer Network. We intend to continue to optimize the performance of and expand our network of dealers in North America to ensure that we have geographic coverage and technical expertise to address our existing markets and new markets into which we plan to expand. We continue to work with all appropriately qualified dealers to explore home control, networking products, and speaker lines, and we continue to cross-train and cross-certify dealers in accordance with our existing standards of technical proficiency and business practices. Furthermore, we have expanded the existing training facilities in Salt Lake City, UT and Chicago, IL, to meet the growing demand by Control4 dealers.

•

Expanding our International Dealer and Distributor Network. We believe that our future growth will depend in part on our ability to expand our dealer and distributor network outside of North America, to adapt our products and services to foreign markets, and to increase awareness of our brands internationally. We continue to add field sales and service personnel to assist in the optimization of our international channels. We have transitioned to a direct-to-dealer model in specific international regions, namely in the United Kingdom, China, India, Germany and Australia, and we will continue to evaluate opportunities in other countries. Furthermore, we recently opened international training centers in Germany and Australia to help support the transition to a direct-to-dealer model.

•	Managing Competition. The market for home automation is fragmented, highly competitive and continually evolving. In addition to competing with traditional players in the luxury segment of the home automation market, including Crestron, Elan, and Savant, a number of large technology companies such as Amazon, Apple, Google, and Samsung offer device control capabilities within some of their own products, applications and services, and are engaged in ongoing efforts to address the broader home automation market. In addition, managed service companies such as ADT, Comcast, and Vivint, have broadened their service offerings to include control of devices such as door locks, lights, and cameras. Our ability to compete in the growing home automation market over the next several years will be a key factor in our ability to continue to grow our business and meet or exceed our future expectations.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers(1)

	Three Months Ended
	March 31,
	2017	2016
Authorized dealers at the beginning of the period	2,994	2,787
Additions	103	99
Terminations	(58)	(68)
Authorized dealers at the end of the period	3,039	2,818

Number of active dealers(2)	2,959	2,794
Active dealers as a % of authorized dealers(2)	97%	99%

International Direct Dealers(1)

	Three Months Ended
	March 31,
	2017	2016
Authorized dealers at the beginning of the period	1,147	901
Additions	68	44
Terminations	(16)	(12)
Authorized dealers at the end of the period	1,199	933

Number of active dealers(2)	1,090	840
Active dealers as a % of authorized dealers(2)	91%	90%

	Three Months Ended
	March 31,
	2017	2016
Number of controllers sold	21,341	24,133
Core revenue growth	17%	33%
International core revenue as a percentage of total revenue	21%	20%

(1)

These dealer figures only include dealers authorized to sell and install the full Control4 line of products and exclude the dealers that are currently authorized to sell only the Pakedge and Triad line of products, which as of March 31, 2017 approximates 900 and 200, respectively.

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

As part of our normal process for developing a productive, capable dealer network, we regularly review individual dealer performance and as necessary, terminate dealer agreements where volume, technical training and performance requirements are not fulfilled. We view this as a healthy part of growing our customer install direct dealer channel worldwide. We continue to add new dealers, expanding both our North America and international direct dealer networks.

As a result of our traditional efforts to expand our channel, the number of active international dealers for our full Control4 line of products increased 30% between the three months ended March 31, 2017 and 2016, and we saw an increase of 6% in the number of active North American direct dealers during the same period. Generally, the growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers is much lower than the North American market. Much of this growth in our international dealer network is attributed to new dealer additions in China, Germany and Australia. In April 2016, we started selling direct-to-dealers in the Australian market. We plan to continue to monitor other markets that are currently served by a single distributor and, when business conditions are favorable, we may decide to establish direct relationships with selected dealers in these regions, which we expect would further increase our number of direct international dealers.

While we believe that we will continue to have significant international opportunities, it is difficult to anticipate the exact timing and amount of growth, particularly in new and emerging markets. Such challenges may cause our growth rate to be slower than anticipated, offsetting our efforts to expand into these emerging geographies. Divergent regional and local economic and political trends in Latin America, particularly relating to new home construction and strengthening of the U.S. dollar versus certain local currencies, and the recent vote in the UK to exit the European Union, are examples of challenges we must address in order to continue our international expansion. In response to a weakening Canadian dollar, starting in February 2016, we announced to our dealer network in Canada that we now offer the ability to order and pay for products in Canadian dollars versus U.S. dollars. We believe this offering will help to strengthen our long-term results in Canada while eliminating the margin and quoting uncertainty associated with volatility in foreign exchange rates for our dealers. We experienced a recovery in Canada which contributed to an increase in Canadian revenue of 44% for the three months ended March 31, 2017 compared to the same period in 2016.

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

In January 2016, we introduced a new line of entertainment and automation controllers, the EA Series. With three separate models, our EA Series is designed and priced for projects ranging from a single-room to an entire home or estate. As a result of the launch, we saw a significant increase in controller sales. Although end customer adoption, sell-through, and overall revenue growth for the new controllers continues to be strong, the increase in the first quarter of 2016 was due in part to initial purchases by dealers for their showrooms.

During the three months ended March 31, 2017, we sold 21,341 controllers compared to 24,133 controllers sold in the same period in 2016, a decrease of 12%. Revenue from the sale of controllers also declined 12% in the first quarter of 2017 compared to the same period of 2016. We launched our EA-Series of controllers in February

2016 and units shipped of those controllers increased year-over-year by 6.9%.  We estimate that in the first quarter of 2016, approximately 2,000 EA-Series controllers were “sell-in” to show rooms and demo systems associated with the new product launch. Additionally, we offered controller related promotions in both the first and fourth quarters of 2016.  We did not offer any controller promotions in the first quarter of 2017 and combined with the controller promotions in the first quarter of 2016, this created a difficult comparison for unit sales in the first quarter of 2017.

Core Revenue Growth

The majority of our revenue comes from sales of our products through our distribution channels comprised of independent dealers in the United States and Canada, and independent dealers and distributors located throughout the rest of the world. We refer to revenue attributable to sales through dealers located in the United States and Canada as North America Core revenue, and revenue attributable to sales through dealers and distributors located throughout the rest of the world as International Core revenue. Core revenue does not include revenue from sales to hotels or certain specialty display products and associated installation sales in Australia.

International Revenue as a Percentage of Total Revenue

We believe that the international market represents a large and underpenetrated opportunity for us. We have established or acquired sales support offices in the United Kingdom, Australia, Germany, China, and India. We have formed relationships with independent international dealers and distributors, and we have expanded foreign language support for our solutions. We track international revenue as a percentage of total revenue as a key measure of our success in expanding our business internationally.

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
North America Core Revenue	$39,222	$33,939
International Core Revenue	10,547	8,457
Other Revenue	466	639
Total Revenue	$50,235	$43,035
North America Core Revenue as a % of Total Revenue	78%	79%
International Core Revenue as a % of Total Revenue	21%	20%

North America Core revenue increased $5.3 million, or 16%, for the three months ended March 31, 2017, compared to the same period in 2016. International Core revenue increased $2.1 million, or 25%, in the three months ended March 31, 2017, compared to the same period in 2016.

Revenue growth in both North America and International Core revenue is driven by a variety of factors including contributions from each of our product brands and growth in the majority of our global sales territories.  Revenue from Triad Speakers was $1.0 million for the one-month period since acquisition. Our total revenue without Triad was $49.2 million, representing organic year-over-year growth of 14.3%. Further, adjusting for the timing of the January 29, 2016 acquisition of Pakedge, organic pro-forma growth was 11.3%.

Our international sales model includes both direct-to-dealer and distribution models. In countries where we sell direct-to-dealer, we generally invest in some combination of local technical support, training personnel and facilities, warehousing and fulfillment, and sales support personnel.  We have made these types of investments in the regions serviced by our offices in the United Kingdom, Germany, Australia, China, and India and these are markets where we see our greatest opportunity for international growth and expansion.

The following table further breaks out our International Core revenue and illustrates the relative revenue growth we are experiencing in the regions serviced by our offices in the United Kingdom, Germany, Australia, China, and India compared to other international regions.

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Targeted International Regions (1)	$8,254	$6,574
Other International Regions	2,293	1,883
Total International Core Revenue	$10,547	$8,457

(1) Serviced by our offices in the United Kingdom, Germany, Australia, China, and India.

International Core revenue in the regions serviced by our offices in the United Kingdom, Germany, Australia, China and India grew 26% during the three months ended March 31, 2017, compared to the same period in 2016, while International Core revenue in the other international regions grew 22% during the same period.

We continue to make investments internationally to improve our dealers’ ability to sell and install our products and believe that these investments will enable us to grow our key international markets. Notwithstanding the foregoing, we believe that adverse international economic conditions will continue to challenge and slow growth in certain geographies, including Latin America.

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

In addition, in conjunction with our acquisitions of Triad and Pakedge, we were required to record acquired inventory at fair value, as determined under ASC 805, Business Combinations, resulting in a step-up in the inventory value. Such step-up is recorded through cost of goods sold when the specific inventory is sold, resulting in a negative impact to our gross margin. Also, cost of goods sold includes ongoing, periodic amortization of the acquired technology.

Gross margin for the three months ended March 31, 2017 and 2016 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2017	2016
Gross margin	$25,176	$20,486
Percentage of revenue	50.1%	47.6%

As a percentage of revenue, our gross margin was 50.1% for the three months ended March 31, 2017, compared to 47.6% for the same period in 2016. The increase in gross margin was due primarily to the amount of step-up in Pakedge inventory that was recorded in the first quarter of 2016 compared to the first quarter of 2017. Other factors include favorable product mix and associated pricing as well as reductions in discounts and volume incentive rebates.

The negative effect on gross margin percentage resulting from the step-up in purchased inventory carrying value impacted the first quarter of 2017, as it relates to Pakedge and Triad, and 2016 as it relates to Pakedge.

The introduction of new products, including the introduction of the EA series of controllers in the first quarter of 2016, generally has a negative impact on gross margins as we offer discounted pricing to our dealers for demo units placed in their showrooms.

Our sales in Europe, Australia and Canada are generally priced in the pound sterling or the euro, the Australian dollar and the Canadian dollar, respectively, while our cost of goods sold is denominated in the U.S. dollar. The changing value of the pound sterling, the euro, and the Australian and Canadian dollars relative to the U.S. dollar will continue to contribute to variability in our gross margin for sales in Europe, Australia and Canada.

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

Research and development expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$9,844	$8,479
Percentage of revenue	20%	20%

Research and development expenses increased $1.4 million, or 16%, in the three months ended March 31, 2017, compared to the same period in 2016. The increase in absolute dollars primarily relates to personnel costs, including non-cash stock compensation expense and increased headcount, which can be partially attributed to the employees added from the Triad acquisition.

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

Sales and marketing expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2017	2016
Sales and marketing	$11,447	$10,135
Percentage of revenue	23%	24%

Sales and marketing expenses increased $1.3 million, or 13%, in the three months ended March 31, 2017, compared to the same period in 2016. The increase in absolute dollars primarily relates to personnel costs, including non-cash stock compensation expense and increased headcount primarily associated with recent business acquisitions and increased year-over-year sales.

We intend to continue to supplement our more traditional marketing programs with lead generation programs, including social media and pay-per-click advertising. In addition, we expect our sales and marketing expenses related to our traditional marketing programs to remain relatively flat.

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

General and administrative expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2017	2016
General and administrative	$5,717	$4,813
Percentage of revenue	11%	11%

General and administrative expenses increased $0.9 million, or 19%, in the three months ended March 31, 2017, compared to the same period in 2016. The increase in absolute dollars primarily relates to personnel costs, including non-cash stock compensation expense, as well as facilities costs associated with our leased office, training, and warehousing space.

We expect our general and administrative expenses to increase slightly in absolute dollars as a result of growth in the business and increases in administrative expenses and fees that typically occur over time. However, we also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

Stock-based Compensation Expenses

Stock-based compensation expenses increased to $3.3 million for the three months ended March 31, 2017, compared to $1.8 million for the three months ended March 31, 2016. This increase is the result of the achievement of certain performance metrics included in the terms of the new compensation structure approved by our Board of Directors that better aligns senior management and executive compensation with the performance of the company.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2017 and 2016 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2017	2016
Income tax benefit	$(2,781)	$(10,070)
Percentage of revenue	6%	23%

We recognized an income tax benefit of $2.8 million, or approximately 143% of loss before income taxes, for the three months ended March 31, 2017, compared to an income tax benefit of $10.1 million, or approximately 294% of loss before income taxes, for the three months ended March 31, 2016. The effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, partial reversal of the valuation allowance due to the deferred tax liability that was recorded as part of the Triad and Pakedge acquisitions, state income taxes, foreign income taxes, U.S. federal alternative minimum tax and incentive stock options.

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

Liquidity and Capital Resources

Primary Sources of Liquidity

As of March 31, 2017, we had $55.3 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $6.6 million from December 31, 2016. The overall decrease in cash and cash equivalents and net marketable securities was impacted by the following:

•

We acquired Triad for approximately $9.6 million in cash, less cash acquired of approximately $0.2 million and a holdback of approximately $1.4 million, resulting in net cash paid of approximately $7.9 million. The $1.4 million holdback will be held for up to 18 months from the acquisition date to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise.

•	We made $2.1 million in payments for taxes related to the net share settlement of restricted stock units that lapsed during the period.

•	We purchased capital equipment of $0.9 million.

•	We generated $2.5 million in cash flows from operations.

•	We received $3.5 million in proceeds from the exercise of options for common stock.

•

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. For the three months ended March 31, 2017, we repurchased 119,007 shares for $1.8 million.

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

The following table shows selected financial information and statistics as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$28,215	$34,813
Investments, net(1)	27,128	27,128
Accounts receivable, net	22,978	24,727
Inventories	28,413	26,231
Working capital	80,081	85,175

(1) Includes accrued investment balances not included in the investments line items on the consolidated balance sheet.

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at March 31, 2017 has decreased by $1.7 million, or 7%, since December 31, 2016, due to collection efforts made during the first quarter of 2017. Furthermore, inventory has increased by $2.2 million from December 31, 2016 to March 31, 2017. The increase in inventory was due primarily to the acquisition of Triad and our normal build up in anticipation of increasing sales throughout the year.

We have an asset-based, revolving credit facility of $30.0 million and at March 31, 2017 we had repaid all outstanding borrowings under the credit facility.

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

Cash Flow Analysis

A summary of our cash flows for the three months ended March 31, 2017 and 2016 is set forth below (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cash and cash equivalents at the beginning of the period	$34,813	$29,530
Net cash provided by (used in) operating activities	2,468	(3,601)
Net cash used in investing activities	(8,957)	(12,225)
Net cash (used in) provided by financing activities	(353)	3,096
Effect of exchange rate changes on cash and cash equivalents	244	204
Net change in cash and cash equivalents	(6,598)	(12,526)
Cash and cash equivalents at the end of the period	$28,215	$17,004

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash provided by operating activities of $6.1 million during the three months ended March 31, 2017 compared to the same period in 2016 is due to the difference in the amount of deferred tax liability recognized as a result of the Triad and Pakedge acquisitions, as well as the differences in working capital account changes such as inventory, accounts payable, and accrued liabilities.

Investing Activities

Cash used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, business acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities decreased to $9.0 million in 2017 from $12.2 million in 2016. The year-over-year decrease is primarily due to the difference in cash used for business acquisitions, offset by the difference in available-for-sale investment activity.

Financing Activities

Financing cash flows consist primarily of tax payments related to the net share settlement of restricted stock units, the repurchase of Control4 stock in the open market and proceeds from the exercise of options to acquire common stock.

During the three months ended March 31, 2017, we repurchased 119,007 shares of our stock in the open market for $1.8 million compared to 233,815 shares for $1.7 million in the same period in 2016.

During the three months ended March 31, 2017 and 2016, we received proceeds of $3.5 million and $0.1 million, respectively, from the exercise of options to purchase common stock.

During the three months ended March 31, 2017, we made tax payments of $2.1 million related to the net share settlement of restricted stock units.

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

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$25,176	$20,486
Stock-based compensation expense in cost of revenue	58	43
Amortization of intangible assets in cost of revenue	774	649
Acquisition-related costs in cost of revenue	27	652
Non-GAAP gross margin	$26,035	$21,830
Revenue	$50,235	$43,035
Gross margin percentage	50.1%	47.6%
Non-GAAP gross margin percentage	51.8%	50.7%

Reconciliation of Income (Loss) from Operations to Non-GAAP Income (Loss) from Operations:
Income (loss) from operations	$(1,832)	$(3,341)
Stock-based compensation expense	3,254	1,823
Amortization of intangible assets	1,230	934
Acquisition-related costs	130	982
Litigation settlements	—	400
Non-GAAP income (loss) from operations	$2,782	$798
Revenue	$50,235	$43,035
Operating margin percentage	(3.6)%	(7.8)%
Non-GAAP operating margin percentage	5.5%	1.9%

Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss):
Net income (loss)	$843	$6,639
Stock-based compensation expense	3,254	1,823
Amortization of intangible assets	1,230	934
Acquisition-related costs	(2,285)	(8,842)
Litigation settlements	—	400
Non-GAAP net income (loss) (1)	$3,042	$954
Non-GAAP net income (loss) (1) per common share:
Basic	$0.13	$0.04
Diluted	$0.12	$0.04
Weighted-average number of shares:
Basic	24,005	23,335
Diluted	25,657	23,986

(1) Excludes the calculated effect of non-GAAP adjustments on income tax expense of $0.5 million for the three months ended March 31, 2017

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet activities. We do not have any off-balance interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily purchase commitments and non-cancellable operating leases.

Our contractual cash obligations at March 31, 2017 are as follows:

		Less than
	Total	1 year	1 - 3 years	3 - 5 years
	(in thousands)
Operating lease obligations	5,626	3,373	2,123	130
Purchase commitments	42,852	42,852	—	—
Total contractual obligations	$48,478	$46,225	$2,123	$130

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

Our critical accounting policies and estimates are detailed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K as filed with the SEC on February 15, 2017. None of our critical accounting policies and estimates have changed significantly since that filing. The acquisition of Triad did not significantly impact our critical accounting policies and estimates because their accounting policies and procedures were aligned with ours.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures are detailed in Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report on Form 10-K as filed with the SEC on February 15, 2017. Other than our interest rate risk described below, our market risk has not changed significantly since that filing.

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of March 31, 2017, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.1 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of March 31, 2017, we had an accumulated deficit of $82.1 million. We expect our operating expenses to increase in the future as we expand our operations. Furthermore, as a public company, we incur additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset any increased expenses, we will not be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. Our net income for the year ended December 31, 2016 was $13.0 million, but we may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays in manufacturing and selling our products and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed.

The markets in which we participate are highly competitive and many companies, including large technology companies, retailers, broadband and security service providers, as well as other managed service providers, are actively targeting the home automation market. Our failure to differentiate ourselves and compete successfully against these companies would make it difficult for us to add and retain consumers, and our sales and profitability could be adversely affected.

The market for home automation is fragmented, highly competitive and continually evolving. A number of technology companies, including industry leaders such as Amazon, Apple, Google, Honeywell, Lutron and Samsung, offer device control capabilities among some of their own products, applications and services and are engaged in ongoing development efforts to address even broader segments of the home automation market.  For example, Apple released Apple HomeKit, with smart outlets that allows users to implement some aspects of home automation. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer superior products and services. Additionally, these and other companies may further expand into our industry by developing their own solutions or by acquiring other providers. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service offers residential security, energy and automation services, and Vivint has made a significant effort to market its smart home services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

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

Consumers may choose to adopt point products that provide control of discrete home functionality rather than adopt our unified home automation solution. If we are unable to increase market acceptance of the benefits of our unified solution, our revenue may not continue to grow, or it may decline.

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

As of March 31, 2017, we have 5,100 active direct dealers and 57 distributors authorized to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of mainstream consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain the relationships with our existing dealers and distributors, including dealers and distributors we added as a result of our acquisition of Pakedge, our business could be harmed.

We rely on our independent dealers and distributors to sell our solutions, and if our dealers and distributors fail to perform, our ability to sell and distribute our products and services will be limited, and our results of operations may be harmed.

Substantially all of our revenue is generated through the sales of our solutions by our authorized dealers and distributors. Our dealers and distributors are independent businesses that voluntarily sell our products as well as the products of other companies to consumers. We provide our dealers and distributors with specific training programs to assist them in selling, installing and servicing our products, and we also provide our dealer-network with leads to potential customers which we generate through our internal marketing efforts, but we cannot assure that these steps will be effective. We have observed, and expect to continue to observe, high volatility in the monthly, quarterly and annual sales performance of individual dealers and distributors. Although we can make estimated forecasts of cumulative sales of large numbers of dealers and distributors, we cannot assure their accuracy collectively or individually. Accordingly, we may not be able to reduce or slow our spending quickly enough if our actual sales fall short of our expectations. As a result, we expect that our revenues, results of operations and cash flows may fluctuate significantly on a quarterly basis. We believe that period-to-period comparisons of our revenues, results of operations and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of music, video, lighting, temperature and security, and we benefit from our relationships with partners that allow our system to provide integrated and extensible control of over 10,600 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including through the provision of application programming interfaces, proxies and drivers that enable data to be transferred readily between our solutions and third-party products and applications, demand for our solutions could decline and we could lose sales. We will also be required to make our solutions compatible with new or additional third-party products and applications that are introduced into the markets that we serve. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

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

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products, and in many cases one of these manufacturers is our only source for a particular product or product family. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the three months ended March 31, 2017, three contract manufacturers, Sanmina, RCS and iLife, manufactured approximately 63% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social and legal uncertainties that may harm our relationships with them If we fail to manage our relationships with our contract manufacturers, component vendors or shipping partners effectively, or if our contract manufacturers, component vendors or shipping partners experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’, component vendors’ or shipping partners’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers, component vendors, or shipping partners we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

Changes in import/export regulatory regimes and duties could negatively impact our business.

The current presidential administration in the U.S. has made comments suggesting that it is not supportive of certain existing international trade agreements, and at this time, it remains unclear what this administration may or may not do with respect to these international trade agreements and U.S. tax provisions related to international commerce.  Additional or increased import taxes or duties in the U.S. could negatively impact our cost structures.  If the United States were to withdraw from or materially modify certain international trade agreements, or change tax provisions related to the global manufacturing and sales of our products, our financial condition and results of operations could be adversely affected.

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

The market for home automation and control solutions is developing, and it is uncertain whether, how rapidly or how consistently this market will develop, and even if it does develop, whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with other solutions, concerns about the cost and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market, and while our solutions target the high end of the market, we also have solutions that target middle- and entry-level home owners, including our EA-1 controller which we released in January 2016 that is designed to control smaller, single room projects. Our ability to expand the sales of our solutions to a broader consumer base depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the ability to develop effective relationships with independent dealers and distributors, the cost of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to mainstream consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

The legal, regulatory and contractual environment surrounding information security, privacy and fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber- criminals around the world. We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information, including financial information, from and pertaining to our dealers, distributors, partners, consumers and employees. The protection of dealer, distributor, partner, consumer and employee data is important to us, and we devote significant resources to addressing security vulnerabilities in our products and information technology systems. However, the policies and security measures that we put in place cannot guarantee security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or dealer negligence, error, malfeasance, or other vulnerabilities. Cyber security attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack, or fail to invest sufficient resources in security measures. We have and will continue to experience cyber-attacks, and we cannot be certain that advances in cyber-capabilities or other developments will not permit compromise or breach the technology protecting the networks that access our products and services and repositories where we store this information.

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

Data privacy and security, and information technology infrastructure and security are critical to supporting business objectives; failure of our systems to operate effectively could adversely affect our business and reputation.

Continually implementing up-to-date data security tools and procedures and maintaining privacy standards that comply with ever-changing privacy regulations in multiple jurisdictions (including but not limited to the General Data Protection Regulation in the European Union, which will go into effect on May 25, 2018) is challenging. Though it is difficult to determine what harm may directly result from any specific interruption or security breach, any failure or perceived failure to maintain performance, reliability, security and availability of systems or the actual or potential theft, loss, fraudulent use or misuse of our products or associated confidential information, including personally identifiable data of a dealer, distributor, partner, consumer, and employee, could result in:

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

Several proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. In addition, the General Data Protection Regulation in the European Union, which will go into effect on May 25, 2018, may require us to implement new policies and procedures and, if we are not compliant, may seriously harm our business.

In addition, we have in the past relied on adherence to U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as agreed to and set forth by the U.S. Department of Commerce, and the European Union and Switzerland, which established a means for legitimating the transfer of personally identifiable information (“PII”), by U.S. companies doing business in Europe from the European Economic Area to the U.S. However, on October 6, 2015 European Union Court of Justice invalidated the U.S.-EU Safe Harbor Framework. On July 12, 2016 the European Commission formally adopted the new EU – U.S. Privacy Shield, which again provides a safe harbor for the transfer of data outside the European Economic Area to companies that self-certify under this framework. In September 2016, Control4 submitted its self-certification application pursuant to the Privacy Shield. As part of this self-certification, we have committed to abide by the Privacy Shield principles with respect to any PII transferred. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security could subject us to potential state, federal or other regulatory action or other liabilities if they are found to be deceptive or misrepresentative of our practices or if we fail to take adequate measures to ensure that we adhere to applicable regulations, or if our third-party data processors fail to adequately protect PII that they process on our behalf.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the three months ended March 31, 2017, we spent $9.8 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

Our strategy includes pursuing acquisitions and our potential inability to successfully integrate newly-acquired technologies, assets, businesses, or personnel may harm our financial results.

We believe part of our growth will be driven by acquisitions of other companies or their technologies, assets and businesses. For example, we acquired Nexus in January 2015, Pakedge in January 2016 and Triad in February 2017. These acquisitions and any future acquisitions we complete will give rise to risks, including:

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

•

Being exposed to unforeseen liabilities and contingencies that were not identified during diligence conducted prior to acquiring the company, including but not limited to the risk that the products or services of the acquired company violate third-party intellectual property rights or regulatory standards or contain other vulnerabilities; and

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be harmed. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and consumer base, including through acquisitions, have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our plan to continue to expand our headcount and operations may depend on, among other things:

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

Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. For example, Google Inc. acquired Nest Labs, a manufacturer of thermostats and smoke detectors; Nest Labs acquired Dropcam, a home-monitoring camera company; Apple Inc. introduced HomeKit, a framework for communicating with and controlling connected devices in a user’s home; and Samsung Electronics Co., Ltd. recently announced its agreement to acquire connected technologies company, Harman International Industries. Transactions such as these, as well as any additional consolidations, acquisitions, alliances or cooperative relationships, or new product introductions by companies in our industry, could lead to pricing pressure, reduce our market share or result in a competitor with greater financial, technical, marketing, service and other resources than ours, all of which could harm our business, results of operations and financial condition.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to opine on the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an “emerging growth company” until the earliest to occur of: the last day of the fiscal year in which we have more than $1.0 billion in annual revenue (as inflation adjusted by the SEC from time to time); the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates determined as of the last business day of the previous second fiscal quarter; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Three of our contract manufacturers, which manufactured 63% of our inventory purchases for the three months ended March 31, 2017, have manufacturing facilities located in China and Korea. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in those regions may delay or forego purchases of our solutions from dealers and distributors, which may harm our results of operations for a particular period. In addition, acts of terrorism, including cyber terrorism or crime, could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

We have a limited history of marketing, selling, installing and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 21% of our total revenue for the three months ended March 31, 2017, and we expect that percentage to grow in the future.  As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

On March 29, 2017, the United Kingdom provided its official notice to the European Council that it intends to leave the European Union, triggering the two year transitionary period. The long-term nature of the United Kingdom’s relationship with the European Union after Brexit is completed is still unclear and there is considerable uncertainty when any relationship will be agreed and implemented. During this transitionary period, negotiations will take place to unravel all of the existing legal, political and financial frameworks and obligations, and put new structures in place. At this stage, it is uncertain what the final results of these negotiations will be and, given the lack of comparable precedent, it is unclear how Brexit will affect economic conditions in the United Kingdom, the European Union, or globally, and Control4 specifically. Because Control4 has sales throughout the European Union and offices in England and Germany, it is possible that Brexit may require us to restructure some or all of our operations, and depending on what is negotiated, could impair our ability to transact business in other countries in the European Union. In addition, the fluctuation in currencies and market conditions may adversely affect our business, results of operations and financial condition.

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

We are defendants in legal proceedings related to intellectual property rights from time to time (a summary of current litigation and outstanding claims that if determined adversely to us, we believe would have a material adverse effect on our business, results of operations, financial condition or cash flows, if any, is set forth in Item 1 of Part II, Legal Proceedings), and in the past, we have entered into settlement agreements relating to contractual claims and alleged patent infringements, which have included future royalty payments on certain products, the payment of a lump sum amount for alleged past damages, and/or the payment of a fixed amount in exchange for a covenant not to sue.

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

As of March 31, 2017, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 33% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, control most matters related to the management and affairs of our company. Accordingly, this concentration of ownership and managerial authority might harm the market price of our common stock by:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2017, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20.0 million in Control4 common stock from time to time on the open market. In February 2017, the Board of Directors authorized an extension to this repurchase program to May 31, 2018, unless terminated earlier.    Any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the company and its stockholders.  During the three months ended March 31, 2017, we repurchased 119,007 shares of outstanding common stock under the share repurchase program, as set forth below:

			Total	Dollar Value
			Number of	of Shares
			Shares	that May
			Purchased as	Yet Be
	Total		Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Plan
Period	Purchased	Per Share(1)	Plan	(in thousands)
February 1 - February 28, 2017	119,007	$15.30	119,007
	119,007	—	119,007	$5,917

(1) These amounts include fees and commissions associated with the share repurchase.

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

*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2017		CONTROL4 CORPORATION

	By:	/s/ Mark Novakovich
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)