Form 10-Q
period 2017-06-30
CONTROL4 CORP
filed 2017-08-04
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

On July 28, 2017, 24,855,661 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,063	$34,813
Restricted cash	263	247
Short-term investments	32,707	22,970
Accounts receivable, net	26,373	24,727
Inventories	31,027	26,231
Prepaid expenses and other current assets	2,590	3,662
Total current assets	123,023	112,650
Property and equipment, net	6,876	6,463
Long-term investments	2,009	4,008
Intangible assets, net	26,984	23,120
Goodwill	21,793	16,809
Other assets	2,689	2,008
Total assets	$183,374	$165,058
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,830	$17,010
Accrued liabilities	8,321	8,912
Current portion of deferred revenue	1,829	1,553
Total current liabilities	29,980	27,475
Other long-term liabilities	2,026	701
Total liabilities	32,006	28,176
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 24,855,266 and 23,729,780 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	230,094	220,370
Accumulated deficit	(78,223)	(82,626)
Accumulated other comprehensive loss	(505)	(864)
Total stockholders’ equity	151,368	136,882
Total liabilities and stockholders’ equity	$183,374	$165,058

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenue	$61,409	$53,215	$111,644	$96,250
Cost of revenue	29,993	27,188	55,052	49,737
Gross margin	31,416	26,027	56,592	46,513
Operating expenses:
Research and development	10,055	9,039	19,899	17,518
Sales and marketing	11,943	11,114	23,390	21,249
General and administrative	5,587	5,059	11,304	9,872
Litigation settlement	—	—	—	400
Total operating expenses	27,585	25,212	54,593	49,039
Income (loss) from operations	3,831	815	1,999	(2,526)
Other income (expense), net:
Interest, net	61	—	99	5
Other income (expense), net	248	(122)	104	(217)
Total other income (expense), net	309	(122)	203	(212)
Income (loss) before income taxes	4,140	693	2,202	(2,738)
Income tax expense (benefit)	247	169	(2,534)	(9,901)
Net income	$3,893	$524	$4,736	$7,163
Net income per common share:
Basic	$0.16	$0.02	$0.19	$0.31
Diluted	$0.15	$0.02	$0.18	$0.30
Weighted-average number of shares:
Basic	24,587	23,162	24,298	23,248
Diluted	26,388	23,930	26,024	23,958

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$3,893	$524	$4,736	$7,163
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(87)	(366)	362	25
Net unrealized gains (losses) on available-for-sale investments, net of tax	1	(4)	(3)	70
Total other comprehensive income (loss)	(86)	(370)	359	95
Comprehensive income	$3,807	$154	$5,095	$7,258

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2017	2016
	(unaudited)
Operating activities
Net income	$4,736	$7,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,762	1,573
Amortization of intangible assets	2,551	2,172
Provision for doubtful accounts	264	167
Investment discount and premium amortization	(23)	216
Stock-based compensation	6,163	3,950
Tax benefit from business acquisition	(2,415)	(9,708)
Changes in assets and liabilities:
Accounts receivable	(1,186)	(1,600)
Inventories	(3,369)	(6,940)
Restricted cash	(3)	—
Prepaid expenses and other current assets	1,198	1,513
Other assets	(595)	(347)
Accounts payable	875	1,752
Accrued liabilities	(1,653)	514
Deferred revenue	269	212
Other long-term liabilities	252	(462)
Net cash provided by operating activities	8,826	175
Investing activities
Purchases of available-for-sale investments	(28,933)	(1,996)
Proceeds from sales of available-for-sale investments	950	—
Proceeds from maturities of available-for-sale investments	20,268	27,208
Purchases of property and equipment	(1,618)	(1,171)
Business acquisitions, net of cash acquired	(7,881)	(32,891)
Net cash used in investing activities	(17,214)	(8,850)
Financing activities
Proceeds from exercise of options for common stock	7,775	711
Payments for taxes related to net share settlement of equity awards	(2,596)	—
Repurchase of common stock	(1,821)	(3,242)
Repayment of notes payable	—	(387)
Proceeds from revolving credit facility	—	5,000
Payment of debt issuance costs	—	(89)
Net cash provided by financing activities	3,358	1,993
Effect of exchange rate changes on cash and cash equivalents	280	(41)
Net change in cash and cash equivalents	(4,750)	(6,723)
Cash and cash equivalents at beginning of period	34,813	29,530
Cash and cash equivalents at end of period	$30,063	$22,807
Supplemental disclosure of cash flow information
Cash paid for interest	$63	$104
Cash paid for taxes	834	622
Supplemental schedule of non-cash investing and financing activities
Business acquisitions holdback liability	1,068	—
Purchases of property and equipment financed by accounts payable	178	—
Net unrealized (losses) gains on available-for-sale investments	(3)	70

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, and condensed consolidated statements of cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other future interim or annual period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2017. The December 31, 2016 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in U.S. dollars, except for sales to dealers and distributors located in the United Kingdom, Canada, Australia, and the European Union, which are generally denominated in pounds sterling, Canadian dollars, Australian dollars, and euros, respectively. There were no individual account balances greater than 10% of total accounts receivable as of June 30, 2017 and December 31, 2016.

No dealer or distributor accounted for more than 10% of total revenue for the three and six months ended June 30, 2017 and 2016.

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

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. There was no single foreign country that accounted for more than 10% of total revenue for the three and six months ended June 30, 2017 and 2016. The following table sets forth revenue from U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue-United States	$42,968	$37,461	$78,154	$68,836
Revenue-Canada	5,259	4,164	9,508	7,109
Revenue-all other international sources	13,182	11,590	23,982	20,305
Total revenue	$61,409	$53,215	$111,644	$96,250
International revenue (excluding Canada) as a percent of total revenue	21%	22%	21%	21%

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

The following table presents the changes in the product warranty liability for the six months ended June 30, 2017 (in thousands):

Warranty Liability
Balance at December 31, 2016	$1,945
Warranty costs accrued	1,552
Warranty claims	(1,323)
Balance at June 30, 2017	$2,174

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income	$3,893	$524	$4,736	$7,163
Denominator:
Weighted average common stock outstanding for basic net income per common share	24,587	23,162	24,298	23,248
Effect of dilutive securities—stock options and restricted stock units	1,801	768	1,726	710
Weighted average common shares and dilutive securities outstanding	26,388	23,930	26,024	23,958

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options to purchase common stock	1,096	2,553	1,310	2,624
Restricted stock units	15	2	9	35
Total	1,111	2,555	1,319	2,659

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital. Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $5.8 million for the six months ended June 30, 2017. However, as the Company has a full valuation allowance against its domestic net deferred tax asset, a corresponding adjustment was recorded to increase the valuation allowance by $5.8 million.

As of December 31, 2016, the Company had $20.6 million and $17.6 million of gross federal and state net operating losses (“NOLs”) attributable to excess windfall benefits from share-based compensation. As a result of the adoption of this new standard, on January 1, 2017, the Company increased its net deferred tax asset for NOL carryforwards, with an offsetting cumulative effect of adoption adjustment to accumulated deficit, in the amount of $7.7 million.  A corresponding adjustment was recorded to increase the valuation allowance by $7.7 million with an offsetting adjustment to accumulated deficit, resulting in no net impact to the financial statements. In addition, the Company has elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively which had no impact on the statement of cash flows for the six months ended June 30, 2016. Further, under the provisions of ASU 2016-09, the Company has elected to recognize forfeitures as they occur to determine the amount of compensation cost to be recognized in each period. This resulted in an increase of $0.3 million to accumulated deficit with a corresponding increase to additional paid-in capital on January 1, 2017.  The amendment related to the accounting for minimum statutory withholding requirements had no impact on retained earnings as of January 1, 2017.

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

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Finished goods	$27,455	$24,138
Component parts	3,424	1,880
Work-in-process	148	213
	$31,027	$26,231

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Computer equipment and software	$4,589	$3,855
Manufacturing tooling and test equipment	4,655	4,216
Lab and warehouse equipment	4,124	3,649
Leasehold improvements	3,731	3,438
Furniture and fixtures	3,614	3,254
Other	856	753
	21,569	19,165
Less: accumulated depreciation	(14,693)	(12,702)
	$6,876	$6,463

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Sales returns and current portion of warranty accruals	$3,088	$2,892
Compensation accruals	3,768	4,445
Other accrued liabilities	1,465	1,575
	$8,321	$8,912

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

Cash, Cash Equivalents and Marketable Securities

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three and six months ended June 30, 2017 and 2016, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.

The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category, recorded as cash and cash equivalents or short- or long-term investments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$22,467	$—	$—	$22,467	$22,467	$—	$—

Level 1:
Money market funds	5,098	—	—	5,098	5,098	—	—
U.S. government notes	5,099	—	(9)	5,090	—	5,090	—
Subtotal	10,197	—	(9)	10,188	5,098	5,090	—

Level 2:
Asset-backed securities	1,002	—	(1)	1,001	—	—	1,001
Corporate bonds	13,818	—	(8)	13,810	—	12,802	1,008
Commercial paper	14,815	—	—	14,815	—	14,815	—
U.S. agency securities	2,498	—	—	2,498	2,498	—	—
Subtotal	32,133	—	(9)	32,124	2,498	27,617	2,009
Total	$64,797	$—	$(18)	$64,779	$30,063	$32,707	$2,009

	December 31, 2016
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$24,708	$—	$—	$24,708	$24,708	$—	$—

Level 1:
Money market funds	10,105	—	—	10,105	10,105	—	—
U.S. government notes	2,001	—	(1)	2,000	—	2,000	—
Subtotal	12,106	—	(1)	12,105	10,105	2,000	—

Level 2:
Asset-backed securities	4,008	—	—	4,008	—	—	4,008
Corporate bonds	13,902	—	(14)	13,888	—	13,888	—
Commercial paper	7,082	—	—	7,082	—	7,082	—
Subtotal	24,992	—	(14)	24,978	—	20,970	4,008
Total	$61,806	$—	$(15)	$61,791	$34,813	$22,970	$4,008

As of June 30, 2017, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. During the three and six months ended June 30, 2017 and 2016, the Company did not recognize any significant impairment charges. The Company invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity.

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

The Company settles its foreign exchange contracts on the last day of every month and enters into a new forward contract for the next month. As a result, there are no assets or liabilities recorded in the accompanying Condensed Consolidated Balance Sheets related to derivative instruments as of June 30, 2017. However, the notional principal of foreign exchange contracts for July 2017 was $15.1 million as of June 30, 2017.

The following table shows the pre-tax losses of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Income Statement Location	2017	2016	2017	2016
Foreign exchange forward contracts	Other income (expense), net	$(405)	$359	$(932)	$43

4. Acquisitions

Acquisition of Triad Holdings, Inc.

On February 27, 2017, the Company entered into a definitive agreement to acquire Triad Holdings, Inc., (“Triad Holdings”), along with its wholly owned subsidiary Triad Speakers, Inc. (“Triad Speakers” and together with Triad Holdings “Triad”) through the purchase of all the outstanding shares of common stock of Triad for a purchase price of $9.6 million (the “Triad Purchase Agreement”), which included cash acquired of $0.3 million. In accordance with the purchase agreement, $1.4 million of the purchase price will be held for up to 18 months from the acquisition date (the “Holdback”), to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise. Due to customary net working capital adjustments, the purchase price of Triad was reduced to $9.2 million during the three months ended June 30, 2017, resulting in a reduction to the Holdback and goodwill. The Company has classified the remaining $1.1 million Holdback in other long-term liabilities.

Total consideration transferred for the Triad acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the acquisition date as set forth below. Management estimated the fair values of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations. The preliminary amount of consideration transferred is subject to potential adjustments due to tax-related matters that could have a material impact on the condensed consolidated financial statements. Due to new information obtained related to net working capital and based on facts that existed at the acquisition date, the Company recorded measurement period adjustments to cash, goodwill, accounts payable and other liabilities. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

The following reflects the Company’s preliminary allocation of consideration transferred for the Triad acquisition (in thousands):

Triad
Acquisition
Cash	$269
Accounts receivable	516
Inventory	1,078
Other assets acquired	430
Intangible assets	6,271
Goodwill	4,785
Total assets acquired	13,349
Accounts payable	878
Deferred tax liability	2,415
Warranty liability	237
Other liabilities assumed	601
Total net assets acquired	$9,218

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

Goodwill

Goodwill of $4.8 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to Triad’s assembled workforce, synergies and the projected profits from new products and dealers. This goodwill is not deductible for income tax purposes.

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

Acquisition of Pakedge Device and Software Inc.

On January 29, 2016, the Company entered into a definitive agreement to acquire Pakedge Device and Software Inc. (“Pakedge”) through the purchase of all of the outstanding shares of common stock of Pakedge for a price of $33.0 million, which included cash acquired of $0.8 million. In accordance with the purchase agreement, $5.0 million was deposited in escrow, and will be held for up to 18 months from the acquisition date, to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise. The $5.0 million being held in escrow is scheduled for release in August 2017.

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2016	$16,809
Current period acquisitions	4,785
Foreign currency translation adjustment	199
Balance at June 30, 2017	$21,793

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed.

Amortizable Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$18,169	$(7,321)	$10,848
Customer relationships	11,714	(1,838)	9,876
Trademark/trade name	6,776	(586)	6,190
Non-competition agreements	295	(225)	70
Total intangible assets	$36,954	$(9,970)	$26,984

	December 31, 2016
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$16,618	$(5,738)	$10,880
Customer relationships	9,196	(1,160)	8,036
Trademark/trade name	4,410	(337)	4,073
Non-competition agreements	295	(164)	131
Total intangible assets	$30,519	$(7,399)	$23,120

The weighted average amortization period for acquired technology, customer relationships, trademarks/trade names and non-competition agreements is 5.4 years, 8.3 years, 12.0 years, and 2.0 years, respectively; and 7.5 years for all amortizable intangible assets in total.

The Company recorded amortization expense during the three and six month periods ended June 30, 2017 and 2016 for these intangible assets as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$791	$817	$1,565	$1,466
Research and development	47	50	95	90
Sales and marketing	483	371	891	616
Total amortization of intangible assets	$1,321	$1,238	$2,551	$2,172

Amortization of finite lived intangible assets as of June 30, 2017 for the next five years is as follows (in thousands):

Amount
2017	$2,654
2018	5,113
2019	4,971
2020	3,972
2021	2,196
Thereafter	8,078
$26,984

6. Long-Term Obligations

Loan and Security Agreement

On January 29, 2016, Control4 entered into the Second Loan Modification Agreement (the “2016 Loan Amendment”) with Silicon Valley Bank, a California corporation (“SVB”), which amends the Amended and Restated Loan and Security Agreement dated as of June 17, 2013, between Control4 and SVB (the “2013 Loan Agreement”).

In the 2016 Loan Amendment, Control4 established a revolving credit facility of $30.0 million under the terms of the 2013 Loan Agreement (the “New Credit Facility”). All borrowings under the New Credit Facility are collateralized by the general assets of the Company. Amounts borrowed under the New Credit Facility are due and payable in full on the maturity date, which is January 28, 2018. Advances made pursuant to the New Credit Facility are, at Control4’s option, either: (i) Prime Rate Advances, which bear interest at the Prime Rate plus a Prime Rate Margin of either 0% or 0.25%, depending on Control4’s leverage ratio for the subject quarter, or (ii) LIBOR Rate Advances, which bear interest at the LIBOR Rate plus a LIBOR Rate Margin of either 2.50% or 2.75%, depending on Control4’s leverage ratio for the subject quarter. Control4 is assessed an unused facility fee of 0.25% in any quarter where the advances are less than $15.0 million. As of June 30, 2017, Control4 had no outstanding borrowings under the revolving credit facility.

The 2016 Loan Amendment contains various restrictive and financial covenants, and the Company was in compliance with each of these covenants as of June 30, 2017.

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

Income tax expense was $0.2 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, or approximately 6% and 24% of income (loss) before income taxes, respectively. Income tax benefit was $2.5 million and $9.9 million for the six months ended June 30, 2017 and 2016, respectively, or approximately

115% and 362% of income (loss) before income taxes, respectively. The effective tax rate for the three and six months ended June 30, 2017 differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, offset by the partial reversal of the Company’s valuation allowance due to the deferred tax liability that was recorded as part of the Triad acquisition, primarily due to the differences between the book and tax basis of the acquired intangible assets. The rate is further increased by foreign income taxes, state income taxes or taxes in states for which net operating loss carryforwards are not available, the U.S. federal alternative minimum tax and the impact of incentive stock options as well as other permanent differences. As of December 31, 2016, the Company’s NOL carryforward amounts for U.S. federal income and state tax purposes were $59.5 million and $61.0 million, respectively. The NOL carryforwards will expire between 2017 and 2034. In addition to the NOL carryforwards, as of December 31, 2016, the Company had U.S. federal and state research and development credit carryforwards of $7.1 million and $2.8 million, respectively, which will expire between 2017 and 2034.

Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. In evaluating the ability to recover its deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company has a full valuation allowance against domestic deferred tax assets. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive domestic income, the Company may release the valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets, resulting in a decrease to income tax expense for the period such release is made. In addition, the effective tax rate in subsequent periods would increase, and more closely approximate the federal statutory rate of 34%, after giving consideration to state income taxes, foreign income taxes, tax credits, the effect of stock-based compensation windfalls or shortfalls, and exercising incentive stock options.

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

A summary of stock option activity for the six months ended June 30, 2017 is presented below:

			Weighted
			Average
	Shares Subject	Weighted	Remaining
	to Options	Average	Contractual
	Outstanding	Exercise Price	Life (Years)
Balance at December 31, 2016	3,776,405	11.55
Exercised	(873,523)	8.90
Expired	(54,401)	17.52
Forfeited	(23,670)	16.73
Balance at June 30, 2017	2,824,811	12.20

Exercisable options at June 30, 2017	2,356,503	11.73	5.4
Vested and expected to vest at June 30, 2017	2,824,811	12.20	5.7

The following table summarizes information about stock options outstanding and exercisable at June 30, 2017:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$3.59	-	6.14	5.97	904,662	3.9	904,662	3.9
$6.34	-	9.93	8.45	391,363	6.0	310,753	5.3
$11.28	-	16.97	13.91	892,486	6.8	605,003	6.7
$17.66	-	22.92	20.98	636,300	6.5	536,085	6.5
				2,824,811		2,356,503

For the stock option awards vested during the three and six months ended June 30, 2017, the total fair value was $1.1 million and $2.2 million, respectively. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

	For the Six Months Ended
	and as of June 30,
	2017	2016
Options Exercised	$6,734	$585
Options Exercisable	19,345	4,553
Options Vested and Expected to Vest	21,817	4,574

The Company did not award stock options during the three and six months ended June 30, 2017. The fair value of each option awarded during the three and six months ended June 30, 2016, was estimated using an expected volatility of 62%, no expected dividends, an expected term of 6.1 years, and a risk-free rate of 1.1%.

Restricted stock units

A summary of restricted stock unit activity for the six months ended June 30, 2017 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2016	1,396,387	7.60
Awarded	781,010	11.23
Vested	(500,389)	7.45
Forfeited	(53,317)	8.62
Non-vested balance at June 30, 2017	1,623,691	9.36

During the six months ended June 30, 2017, 500,389 restricted stock units vested of which 170,673 shares were withheld for tax purposes resulting in the issuance of 329,716 shares of common stock.

Company Matching Contribution to our 401(k) Plan

The Company offers a 401(k) Plan and in November of 2016, our Board of Directors authorized a matching contribution by the Company starting in 2017. Matching contributions are as follows: the Company will match 100% of the first 1% of salary contributed by a participant, and 50% of the next 5% of salary contributed by a participant, for a maximum matching contribution of 3.5% of the salary of a participant up to the limit on contributions imposed by the IRS.  Currently, the Company funds its match in contribution with shares of Control4’s common stock.  During the six months ended June 30, 2017, the Company contributed 41,253 shares of stock to employees under this plan and recorded $0.7 million of expenses associated with this contribution.

Stock-based compensation expense

Total stock-based compensation expense has been classified as follows in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$61	$47	$119	$90
Research and development	1,050	890	2,179	1,704
Sales and marketing	884	600	1,948	1,109
General and administrative	914	590	1,917	1,047
Total stock-based compensation expense	$2,909	$2,127	$6,163	$3,950

At June 30, 2017, there was $4.2 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 1.3 years. At June 30, 2017, there was $11.9 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 2.1 years.

9. Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20.0 million in Control4 common stock from time to time on the open market. In February 2017, the Board of Directors authorized an extension to this repurchase program to May 31, 2018, unless terminated earlier. During the six months ended June 30, 2017, the Company repurchased 119,007 shares for $1.8 million compared to 427,646 shares for $3.2 million in the same period in 2016. As of June 30, 2017, the Company has $5.9 million remaining to repurchase shares of common stock under this share repurchase program.

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

Rental expense was approximately $0.7 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of June 30, 2017 (in thousands):

2017	$1,707
2018	2,258
2019	628
2020	196
2021	30
$4,819

The Company vacated one of the Pakedge facilities during 2016 which resulted in a loss of $0.4 million recorded to general and administrative expenses. The Company recorded an additional loss of $0.1 million associated with this lease during the six months ended June 30, 2017, due to changes in the estimated timing of subleasing the facility. The Company is in the process of marketing the space, but additional losses will be incurred if the Company is unable to sublease this facility or renegotiate the terms of the lease.

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through June 2018 totaling approximately $44.3 million at June 30, 2017.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these agreements as of June 30, 2017, as there were no outstanding claims.

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

•

Contractual Obligations and Off-Balance Sheet Arrangements. An overview of our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of June 30, 2017, including an expected payment schedule.

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

Consumers purchase our smart solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security, network management and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, primarily related to products installed in hotels, which is excluded from our calculation of Core revenue as well as certain specialty display products and associated installation sales in Australia. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be project-based and uneven from period to period. During the six months ended June 30, 2017, over 4,100 active direct dealers were authorized to sell and install the full Control4 line of products in the United States, Canada, the United Kingdom and 53 other countries, and partnered with 29 distributors to cover an additional 44 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, and billing for dealers in each of those countries. We have an additional 1,100 active dealers and 27 distributors that are currently authorized to sell our Pakedge and Triad line of products only.

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

Over the past five years, we have experienced double-digit annual growth in Core revenue. Our Core revenue growth during that period has been the result of a combination of the net addition of new independent dealers and distributors to our sales channels, an increase in revenue from our existing network of independent dealers and distributors, and the addition of new products developed internally and acquired through business combinations. We believe our ability to grow our core sales channel has been enhanced through product innovation, expansion of our product offerings and helping our independent dealers and distributors grow their business. Some recent developments that we believe may enhance our offerings and help drive growth include, but are not limited to, the following:

•

Announced the new Triad Garden Array outdoor speakers, a family of all-weather, landscape speakers that include a premium satellite speaker and subwoofer designed to be placed throughout flower beds or around the yard to blanket outdoor spaces with rich, beautiful audio.

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

•	Released Control4 OS 2.9, featuring increased integration support for third-party devices, more personalization for the homeowner, and new customization options for our dealers; and
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

•	In April 2016, we transitioned from a two-tier distribution model to direct-to-dealer in Australia, and as part of this process, acquired customer lists and inventory of the former distributor; and
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

Since introducing Pakedge products to our Control4 authorized dealers and distributors in January 2016, approximately 2,100 Control4 authorized dealers and distributors have purchased Pakedge products for the first time. We plan to continue to identify, acquire and integrate strategic technologies, assets and businesses that we believe will enhance the overall strength of our business, allow us to streamline sales, technical support and training, and enhance our dealers’ ability to grow their businesses.

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

•

Growing Our Leadership Position in the Industry. We are committed to growing awareness of the Control4, Pakedge, and Triad brands among our dealers, distributors and partners. We believe that our investments in creating brand awareness in the industry have contributed to dealer recruitment, product adoption, and revenue growth. We are proud of the many awards we received from various industry groups and dealer consortiums, formally recognizing our commitment to excellence. In September 2016, we received two “Best of Show” Awards at the Custom Electronics Design and Installation Association (“CEDIA”) 2016 for Control4 Amazon Alexa Smart Home and our NK-1 Wireless Controller + Bakpak. CEDIA 2016 also awarded us the “Technology Integrator Impact!” Award for our EA Series controllers. In June 2017, Control4 was named as the top Whole-Home Automation brand, and Pakedge was named the top networking brand, by the “2017 CE Pro 100 Brand Analysis” report. This is the third year in a row that Control4 was recognized as the top Whole-Home Automation brand, and the fifth year in a row that Pakedge has been named the top brand for home networking. In addition, Control4 solutions were recognized as the top brand in the categories of multiroom audio/video distribution systems, video distribution switchers/extenders, access control, and HVAC/thermostats control; and among the leading brands in the categories of lighting control, remotes/interfaces/smart devices, IR distribution systems, remote managed services, audio amplifiers, and communications (phones/intercoms). Finally, in June 2017, the ProSource Buying Group named Control4 the 2017 Custom Integration Vendor of the Year for the third consecutive year.

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

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Authorized dealers at the beginning of the period	3,039	2,818	2,994	2,787
Additions	61	84	164	183
Terminations	(15)	(37)	(73)	(105)
Authorized dealers at the end of the period	3,085	2,865	3,085	2,865

Number of active dealers(2)	2,985	2,820	2,985	2,820
Active dealers as a % of authorized dealers(2)	97%	98%	97%	98%

International Direct Dealers(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Authorized dealers at the beginning of the period	1,199	933	1,147	901
Additions	49	143	117	187
Terminations	(6)	(45)	(22)	(57)
Authorized dealers at the end of the period	1,242	1,031	1,242	1,031

Number of active dealers(2)	1,120	972	1,120	972
Active dealers as a % of authorized dealers(2)	90%	94%	90%	94%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Number of controllers sold	26,142	24,520	47,483	48,653
Core revenue growth	16%	18%	17%	24%
International core revenue as a percentage of total revenue	21%	21%	21%	20%

(1)

These dealer figures only include dealers authorized to sell and install the full Control4 line of products and exclude the 1,100 dealers that are currently authorized to sell only the Pakedge and Triad line of products.

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

As a result of our traditional efforts to expand our channel, the number of active international dealers for our full Control4 line of products increased 15% from June 30, 2016 to June 30, 2017, and we saw an increase of 6% in the number of active North American direct dealers during the same period. Generally, the growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers is much lower than the North American market. Much of this growth in our international dealer network is attributed to new dealer additions in China, Germany and Australia. We plan to continue to monitor markets that are currently served by a single distributor and, when business conditions are favorable, we may decide to establish direct relationships with selected dealers in these regions, which we expect would further increase our number of direct international dealers.

While we believe that we will continue to have significant international opportunities, it is difficult to anticipate the exact timing and amount of growth, particularly in new and emerging markets. Such challenges may cause our growth rate to be slower than anticipated, offsetting our efforts to expand into these emerging geographies. Divergent regional and local economic and political trends in Latin America, particularly relating to new home construction and strengthening of the U.S. dollar versus certain local currencies, and the June 2016 vote in the UK to exit the European Union, are examples of challenges we must address in order to continue our international expansion. In response to a weakening Canadian dollar, starting in February 2016, we announced to our dealer network in Canada that we now offer the ability to order and pay for products in Canadian dollars versus U.S. dollars. We believe this offering will help to strengthen our long-term results in Canada while eliminating the margin and quoting uncertainty associated with volatility in foreign exchange rates for our dealers. We experienced a recovery in Canada which contributed to an increase in Canadian revenue of 26% and 34% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.

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

During the three and six months ended June 30, 2017, we sold 26,142 and 47,483 controllers, respectively, compared to 24,520 and 48,653 controllers sold in the same period in 2016, respectively, an increase of 7% and a decrease of 2%, respectively. We launched our EA-Series of controllers in February 2016 and units shipped of those controllers increased year-over-year by 6.9%.  We estimate that in the first quarter of 2016, approximately 2,000 EA-Series controllers were “sell-in” to show rooms and demo systems associated with the new product launch. Additionally, we offered controller related promotions in both the first and fourth quarters of 2016. We did not offer any controller promotions in the first quarter of 2017 and combined with the controller promotions in the first quarter of 2016, this created a difficult comparison for unit sales in the first quarter of 2017.

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

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
North America Core Revenue	$47,394	$40,846	$86,616	$74,785
International Core Revenue	12,829	11,013	23,376	19,470
Other Revenue	1,186	1,356	1,652	1,995
Total Revenue	$61,409	$53,215	$111,644	$96,250
North America Core Revenue as a % of Total Revenue	77%	77%	78%	78%
International Core Revenue as a % of Total Revenue	21%	21%	21%	20%

North America Core revenue increased $6.5 million, or 16%, and $11.8 million, or 16%, for the three and six months ended June 30, 2017, respectively, compared to the same period in 2016. International Core revenue increased $1.8 million, or 16%, and $3.9 million, or 20%, in the three and six months ended June 30, 2017, respectively, compared to the same period in 2016.

Revenue growth in both North America and International Core revenue is driven by a variety of factors including contributions from each of our product brands, channel expansion from acquired products (Pakedge and Triad) sold to existing dealers and distributors, and growth in the majority of our global sales territories.  Revenue from Triad Speakers was $3.4 million for the three months ended June 30, 2017 and $4.5 million for the period from the February 28, 2017 acquisition date to June 30, 2017. Our total revenue without Triad was $58.0 million and $107.2 million for the three and six months ended June 30, 2017, respectively, representing organic year-over-year growth of 9% and 11%, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Targeted International Regions (1)	$10,345	$8,383	$18,599	$14,957
Other International Regions	2,484	2,630	4,777	4,513
Total International Core Revenue	$12,829	$11,013	$23,376	$19,470

(1) Serviced by our offices in the United Kingdom, Germany, Australia, China, and India.

International Core revenue in the regions serviced by our offices in the United Kingdom, Germany, Australia, China and India grew 23% and 24% during the three and six months ended June 30, 2017, respectively, compared to the same period in 2016, while International Core revenue in the other international regions decreased 6% during the three months ended June 30, 2017 and increased 6% during the six months ended June 30, 2017 compared to the same period in 2016.

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

Gross margin for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gross margin	$31,416	$26,027	$56,592	$46,513
Percentage of revenue	51.2%	48.9%	50.7%	48.3%

As a percentage of revenue, our gross margin was 51.2% and 50.7% for the three and six months ended June 30, 2017, respectively, compared to 48.9% and 48.3% for the same periods in 2016. The increase in gross margin was due primarily to the amount of step-up in Pakedge inventory that was recorded in the first half of 2016 compared to the first half of 2017. Other factors include favorable product mix and associated pricing as well as reductions in discounts and volume incentive rebates.

The negative effect on gross margin percentage resulting from the step-up in purchased inventory carrying value impacted the three and six months ended June 30, 2017, as it relates to Pakedge and Triad, and 2016 as it relates to Pakedge.

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

Research and development expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$10,055	$9,039	$19,899	$17,518
Percentage of revenue	16%	17%	18%	18%

Research and development expenses increased $1.0 million, or 11%, and $2.4 million, or 14%, in the three and six months ended June 30, 2017, respectively, compared to the same period in 2016. The increase in absolute dollars primarily relates to personnel costs, including non-cash stock compensation expense and increased headcount, which can be partially attributed to the employees added from the Triad acquisition.

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

Sales and marketing expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales and marketing	$11,943	$11,114	$23,390	$21,249
Percentage of revenue	19%	21%	21%	22%

Sales and marketing expenses increased $0.8 million, or 7%, and $2.1 million, or 10%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in absolute dollars primarily relates to personnel costs, including non-cash stock compensation expense and increased headcount primarily associated with recent business acquisitions and increased year-over-year sales.

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

General and administrative expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
General and administrative	$5,587	$5,059	$11,304	$9,872
Percentage of revenue	9%	10%	10%	10%

General and administrative expenses increased $0.5 million, or 10%, and $1.4 million, or 15%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in absolute dollars for the three months ended June 30, 2017 primarily relates to facilities costs associated with our leased office, training, and warehousing space. The increase in absolute dollars for the six months ended June 30, 2017 primarily relates to personnel costs, including non-cash stock compensation expense, as well as facilities costs associated with our leased office, training, and warehousing space.

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

Stock-based Compensation Expenses

Stock-based compensation expenses increased to $2.9 million and $6.2 million for the three and six months ended June 30, 2017, respectively, compared to $2.1 million and $4.0 million for the three and six months ended June 30, 2016, respectively. This increase is the result of the achievement of certain performance metrics included in the terms of the new compensation structure approved by our Board of Directors that better aligns senior management and executive compensation with the performance of the company.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income tax expense (benefit)	$247	$169	$(2,534)	$(9,901)
Percentage of revenue	0%	0%	2%	10%

We recognized income tax expense of $0.2 million and income tax benefit of $2.5 million, or approximately 6% and 115% of income before income taxes, for the three and six months ended June 30, 2017, respectively, compared to income tax expense of $0.2 million and income tax benefit of $9.9 million, or approximately 24% and 362% of income (loss) before income taxes, for the three and six months ended June 30, 2016, respectively. The effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, partial reversal of the valuation allowance due to the deferred tax liabilities that were recorded as part of the Triad and Pakedge acquisitions in 2017 and 2016, respectively, state income taxes, foreign income taxes, U.S. federal alternative minimum tax and incentive stock options.

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

Liquidity and Capital Resources

Primary Sources of Liquidity

As of June 30, 2017, we had $64.9 million in unrestricted cash and cash equivalents and net marketable securities, an increase of $2.9 million from December 31, 2016. The overall increase in cash and cash equivalents and net marketable securities was impacted by the following:

•

We acquired Triad for approximately $9.2 million in cash, less cash acquired of approximately $0.3 million and a Holdback of approximately $1.1 million, resulting in net cash paid of approximately $7.9 million. The remaining $1.1 million Holdback will be held for up to 18 months from the acquisition date to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise.

•	We made $2.6 million in payments for taxes related to the net share settlement of restricted stock units that lapsed during the period.

•	We purchased capital equipment of $1.6 million.

•	We generated $8.8 million in cash flows from operations.

•	We received $7.8 million in proceeds from the exercise of options for common stock.

•

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. For the six months ended June 30, 2017, we repurchased 119,007 shares for $1.8 million.

We invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The maturities of our long-term investments range from one to two years, with the average maturity of our investment portfolio less than one year. Cash equivalents and marketable securities are comprised of money market and other funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by municipalities in the U.S., corporate securities, and asset-backed securities.

The following table shows selected financial information as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$30,063	$34,813
Investments, net(1)	34,791	27,128
Accounts receivable, net	26,373	24,727
Inventories	31,027	26,231
Working capital	93,043	85,175

(1) Includes accrued investment balances not included in the investments line items on the consolidated balance sheet.

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at June 30, 2017 has increased by $1.6 million, or 7%, since December 31, 2016, which is primarily due to our increasing sales. Furthermore, inventory has increased by $4.8 million from December 31, 2016 to June 30, 2017. The increase in inventory was due primarily to the acquisition of Triad and our normal inventory buildup in anticipation of increasing sales throughout the year.

We have an asset-based, revolving credit facility of $30.0 million and at June 30, 2017 we had no outstanding borrowings under the credit facility.

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

Cash Flow Analysis

A summary of our cash flows for the six months ended June 30, 2017 and 2016 is set forth below (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Cash and cash equivalents at the beginning of the period	$34,813	$29,530
Net cash provided by operating activities	8,826	175
Net cash used in investing activities	(17,214)	(8,850)
Net cash provided by financing activities	3,358	1,993
Effect of exchange rate changes on cash and cash equivalents	280	(41)
Net change in cash and cash equivalents	(4,750)	(6,723)
Cash and cash equivalents at the end of the period	$30,063	$22,807

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash provided by operating activities of $8.7 million during the six months ended June 30, 2017 compared to the same period in 2016 is due to increased net income, adjusted for non-cash items including depreciation and amortization, stock-based compensation and tax benefits from business acquisitions, as well as the differences in working capital account changes such as accounts receivable, inventory, accounts payable, and accrued liabilities.

Investing Activities

Cash used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, business acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities increased to $17.2 million in 2017 from $8.9 million in 2016. The year-over-year increase is primarily due to the difference in available-for-sale investment activity offset by the difference in cash used for business acquisitions and capital purchases.

Financing Activities

Financing cash flows consist primarily of tax payments related to the net share settlement of restricted stock units, the repurchase of Control4 stock in the open market and proceeds from the exercise of options to acquire common stock.

During the six months ended June 30, 2017, we repurchased 119,007 shares of our stock in the open market for $1.8 million compared to 427,646 shares for $3.2 million in the same period in 2016.

During the six months ended June 30, 2017 and 2016, we received proceeds of $7.8 million and $0.7 million, respectively, from the exercise of options to purchase common stock.

During the six months ended June 30, 2017, we made tax payments of $2.6 million related to the net share settlement of restricted stock units.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$31,416	$26,027	$56,592	$46,513
Stock-based compensation expense in cost of revenue	61	47	119	90
Amortization of intangible assets in cost of revenue	791	817	1,565	1,466
Acquisition-related costs in cost of revenue	101	988	128	1,640
Non-GAAP gross margin	$32,369	$27,879	$58,404	$49,709
Revenue	$61,409	$53,215	$111,644	$96,250
Gross margin percentage	51.2%	48.9%	50.7%	48.3%
Non-GAAP gross margin percentage	52.7%	52.4%	52.3%	51.6%

Reconciliation of Income (Loss) from Operations to Non-GAAP Income (Loss) from Operations:
Income (loss) from operations	$3,831	$815	$1,999	$(2,526)
Stock-based compensation expense	2,909	2,127	6,163	3,950
Amortization of intangible assets	1,321	1,238	2,551	2,172
Acquisition-related costs	299	1,338	429	2,320
Litigation settlements	—	—	—	400
Executive severance	—	157	—	157
Non-GAAP income (loss) from operations	$8,360	$5,675	$11,142	$6,473
Revenue	$61,409	$53,215	$111,644	$96,250
Operating margin percentage	6.2%	1.5%	1.8%	(2.6)%
Non-GAAP operating margin percentage	13.6%	10.7%	10.0%	6.7%

Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss):
Net income (loss)	$3,893	$524	$4,736	$7,163
Stock-based compensation expense	2,909	2,127	6,163	3,950
Amortization of intangible assets	1,321	1,238	2,551	2,172
Acquisition-related costs	299	1,454	(1,986)	(7,388)
Litigation settlements	—	—	—	400
Executive severance	—	157	—	157
Non-GAAP net income (loss) (1)	$8,422	$5,500	$11,464	$6,454
Non-GAAP net income (loss) (1) per common share:
Basic	$0.34	$0.24	$0.47	$0.28
Diluted	$0.32	$0.23	$0.44	$0.27
Weighted-average number of shares:
Basic	24,587	23,162	24,298	23,248
Diluted	26,388	23,930	26,024	23,958

(1) Excludes the calculated effect of non-GAAP adjustments on income tax expense of $0.1 million and $0.6 million for the three and six months ended June 30, 2017.

Off-Balance Sheet Arrangements

During the periods presented, we did not engage in any off-balance sheet activities. We do not have any off-balance interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily purchase commitments and non-cancellable operating leases.

Our contractual cash obligations as of June 30, 2017 are as follows:

		Less than
	Total	1 year	1 - 3 years	3 - 5 years
	(in thousands)
Operating lease obligations	4,819	3,336	1,395	88
Purchase commitments	44,347	44,347	—	—
Total contractual obligations	$49,166	$47,683	$1,395	$88

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

Our exposure to changes in interest rates relates primarily to our investment portfolio. We invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of June 30, 2017, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.1 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of June 30, 2017, we had an accumulated deficit of $78.2 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset any increased expenses, we will not be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. Our net income for the year ended December 31, 2016 was $13.0 million, but we may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays in manufacturing and selling our products and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our profitability will be harmed.

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

The market for home automation is fragmented, highly competitive and continually evolving. A number of technology companies, including industry leaders such as Amazon, Apple, Google, Honeywell, Lutron and Samsung, offer device control capabilities in some of their products, applications and services and are engaged in ongoing development efforts to address even broader segments of the home automation market.  For example, Apple released Apple HomeKit, with smart outlets that allows users to implement some aspects of home automation. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer superior products and services. Additionally, these and other companies may further expand into our industry by developing their own solutions or by acquiring other providers. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service offers residential security, energy and automation services, and Vivint has made a significant effort to market its smart home services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

We expect competition from these large technology companies, retailers and managed service providers to increase in the future. This increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. To remain competitive and to maintain our position as a leading provider of professionally installed automation and control solutions for the connected home, we will need to invest continuously in product development, marketing, dealer and distributor service and support, and product delivery infrastructure. We may not have sufficient resources to continue to make the investments in all of the areas needed to maintain our competitive position. In addition, most of our competitors have longer operating histories, greater name recognition, larger consumer bases and significantly greater financial, technical, sales, marketing and other resources than us, which may provide them with an advantage in developing, marketing or servicing new solutions. Increased competition could reduce our market share, revenue and operating margins, increase our operating costs, harm our competitive position or otherwise harm our business and results of operations.

Consumers may choose to adopt point products that provide control of discrete home functionality rather than adopt our unified home automation solution. If we are unable to increase market acceptance of the benefits of our unified solution, our revenue may not continue to grow, or it may decline.

Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in the home, such as a thermostat or alarm system that can be controlled by an application on a smartphone. We expect more and more consumer electronic and consumer appliance products to be network-aware and connected—each very likely to have its own smart device (phone or tablet) application. Consumers may be attracted to the relatively low costs of these point products and the ability to expand their home control solution over time with minimal upfront costs, despite the disadvantages of this approach. While we have built our solution to be flexible and support many third-party point products, the adoption of these products may reduce the revenue we receive for each installation. It is therefore important that we provide attractive top-quality products in many areas, such as networking, lighting, audio, video, thermostats and security, and establish broad market awareness and acceptance of these solutions as well as the advantages of integrating them in a unified solution. If a significant number of consumers in our target market choose to rely solely on the functionality included in point products rather than acquiring our unified automation solution, then our business, financial condition and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.

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

As of June 30, 2017, we have 5,200 active direct dealers and 56 distributors authorized to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of mainstream consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain the relationships with our existing dealers and distributors, including dealers and distributors we added as a result of our acquisition of Pakedge, our business could be harmed.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of audio, video, lighting, temperature, and security, and we benefit from our relationships with partners that allow our system to provide integrated and extensible control of over 10,600 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including new and additional products, demand for our solutions could decline and we could lose sales. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

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

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products, and in many cases one of these manufacturers is our only source for a particular product or product family. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the six months ended June 30, 2017, three contract manufacturers, Sanmina, RCS and iLife, manufactured approximately 62% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social and legal uncertainties that may harm our relationships with them. If we fail to manage our relationships with our contract manufacturers, component vendors or shipping partners effectively, or if our contract manufacturers, component vendors or shipping partners experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’, component vendors’ or shipping partners’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers, component vendors, or shipping partners we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

Changes in import/export regulatory regimes and duties could negatively impact our business.

The current presidential administration in the U.S. has made comments suggesting that it is not supportive of certain existing international trade agreements, and at this time, it remains unclear what this administration may or may not do with respect to these international trade agreements and U.S. tax provisions related to international commerce.  Additional or increased import taxes or duties in the U.S. could negatively impact our cost structures.  If the United States were to withdraw from or materially modify certain international trade agreements, change tax provisions related to the global manufacturing and sales of our products, or otherwise alter regulations impacting our existing business, our financial condition and results of operations could be adversely affected.

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

The market for home automation and control solutions is developing, and it is uncertain whether, how rapidly or how consistently this market will develop, and even if it does develop, whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with other solutions, concerns about the cost and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market, and while our solutions target the high end of the market, we also have solutions that target middle- and entry-level home owners, including our EA-1 controller which we released in January 2016 that is designed to control smaller, single room projects. Our ability to expand the sales of our solutions to a broader consumer base depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the ability to develop effective relationships with independent dealers and distributors, the cost and functionality of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to mainstream consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

Our consumers may experience service failures or interruptions due to defects in the software, infrastructure, third-party components or processes that comprise our existing or new solutions, or due to errors in product installation or servicing by our independent dealers, any of which could harm our business.

Our solutions may contain undetected defects in the software, infrastructure, third-party components or processes. If these defects lead to service failures, we could be subject to liability for such failures and we could experience harm to our branded reputation. Such defects could also result in a loss of, or delay in, market acceptance of our solutions, which could harm our business, results of operations and financial condition.

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

Any defect in, or disruption to, our solutions could cause consumers to remove their products, not to purchase additional products from us, prevent other potential consumers from purchasing our solutions, or harm our reputation. The nature of the solutions we provide, including our interface with home security solutions, may expose us to greater risks of liability for system failure or even installation errors by our independent dealers than may be inherent in other businesses. Substantially all of our dealer agreements contain provisions limiting our liability to dealers and our consumers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot be sure that these limitations will be enforced, and defending a lawsuit, regardless of its merit, could be costly, divert management’s attention, affect our ability to obtain or maintain liability insurance on acceptable terms and could harm our business. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. Although we currently maintain some warranty reserves, we cannot be sure that these warranty reserves will be sufficient to cover future liabilities. Furthermore, we may be required to indemnify our dealers, distributors and other partners against certain liabilities they may incur as a result of defects of our products.

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

The legal, regulatory and contractual environment surrounding information security, privacy and fraud is constantly evolving and companies that collect and retain such information are under increasing attack by cyber- criminals around the world. We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information, including financial information, from and pertaining to our dealers, distributors, partners, consumers and employees. The protection of dealer, distributor, partner, consumer and employee data is important to us, and we devote significant resources to addressing security vulnerabilities in our products and information technology systems, including encrypting some data repositories and engaging security experts to conduct penetration testing to help us uncover vulnerabilities in our systems. However, the policies and security measures that we put in place cannot guarantee security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or dealer negligence, error, malfeasance, or other vulnerabilities. Cyber security attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack, or fail to invest sufficient resources in security measures. We have and will continue to experience cyber-attacks, and we cannot be certain that advances in cyber-capabilities or other developments will not permit compromise or breach the technology protecting the networks that access our products and services and repositories where we store this information.

We have acquired a number of companies over the years and may continue to do so in the future. While we make significant efforts to address any information technology security issues with respect to our acquisitions, we may still inherit such risks when we integrate the acquired products and systems.

In addition, consumers can use our tools to access their automation systems remotely, and certain of our employees and independent dealers can monitor access and update certain of our products and services through the Internet. Security breaches by third parties or by, or originating from, one or more of our dealers, distributors or employees, that allow unauthorized third parties to obtain control of our consumers’ appliances through our products or to obtain, collect, use or disclose any personal data of consumers, could harm our reputation, business, results of operations and financial condition. Furthermore, although we do not recommend or approve of port forwarding for remote access to our solutions, certain of our dealers have in the past and may in the future enable port forwarding, which could create security vulnerabilities in their customers’ home networks. If a security breach occurs, our reputation, business, results of operations and financial condition could be harmed. In addition, even the perception that there is a security risk associated with home automation devices generally, or that we or our independent dealers and distributors or our employees have improperly used our technology or mishandled personal information, could have a negative effect on our business. This negative perception may be increased in the event of a security breach or cyber-attack impacting one of our competitors or their products and services.

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

Continually implementing up-to-date data security tools and procedures and maintaining privacy standards that comply with ever-changing privacy regulations in multiple jurisdictions (including but not limited to the General Data Protection Regulation (GDPR) in the European Union, which will go into effect on May 25, 2018) is challenging.  We are currently assessing our sources of personal data we collect so that we can comply GDPR when it becomes effective. Though it is difficult to determine what harm may directly result from any specific interruption or security breach, any failure or perceived failure to maintain performance, reliability, security and availability of systems or the actual or potential theft, loss, fraudulent use or misuse of our products or associated confidential information, including personally identifiable data of a dealer, distributor, partner, consumer, and employee, could result in:

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

In addition, on July 12, 2016 the European Commission formally adopted the new EU – U.S. Privacy Shield, which provides a safe harbor for the transfer of personally identifiable information (“PII”), by U.S. companies doing business in Europe from the European Economic Area to the U.S. provided that such U.S. companies self-certify under this framework. Control4 has submitted its self-certification application pursuant to the Privacy Shield, and as part of this self-certification, we have committed to abide by the Privacy Shield principles with respect to any PII transferred. We publicly post our privacy policies and practices concerning our processing, use and disclosure of PII. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security could subject us to potential state, federal or other regulatory action or other liabilities if they are found to be deceptive or misrepresentative of our practices or if we fail to take adequate measures to ensure that we adhere to applicable regulations, or if our third-party data processors fail to adequately protect PII that they process on our behalf.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the six months ended June 30, 2017, we spent $19.9 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

Fully integrating acquired technology, asset, business, or personnel into our operations may take a significant amount of time and resources. We may not be successful in overcoming these risks or any other problems encountered with such acquisitions. To the extent we do not successfully avoid or overcome the risks or problems related to any such acquisitions, our results of operations and financial condition could be harmed. Acquisitions also could impact our financial position and capital needs, or could cause fluctuations in our quarterly and annual results of operations.

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

We may pursue business opportunities that diverge from our current business model, including expanding our solutions into lines of business with which we have no experience, investing in new and unproven technologies, and expanding our existing sales channels or adding new sales channels, including through acquisitions such as our recent acquisition of Triad and its speaker lines. We can offer no assurance that any such new business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could reduce operating margins and require more working capital, or materially and adversely affect our business, financial condition, results of operations and cash flows.

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

If we fail to retain our key employees and attract talented new personnel as needed, our business would be harmed and we might not be able to implement our business plan successfully.

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

Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. For example, Google Inc. acquired Nest Labs, a manufacturer of thermostats and smoke detectors; Nest Labs acquired Dropcam, a home-monitoring camera company; Apple Inc. introduced HomeKit, a framework for communicating with and controlling connected devices in a user’s home; and Samsung Electronics Co., Ltd. acquired connected technologies company, Harman International Industries. Transactions such as these, as well as any additional consolidations, acquisitions, alliances or cooperative relationships, or new product introductions by companies in our industry, could lead to pricing pressure, reduce our market share or result in a competitor with greater financial, technical, marketing, service and other resources than ours, all of which could harm our business, results of operations and financial condition.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, as we have in the past, our auditors will not be required to opine on the effectiveness of our internal control over financial reporting. As a result, investors may be less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, as we have in the past, investors will have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We will remain an “emerging growth company” until the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual revenue (as inflation adjusted by the SEC from time to time); the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates determined as of the last business day of the previous second fiscal quarter; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; or the last day of the fiscal year ending after the fifth anniversary of our initial public offering, December 31, 2018.

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

While we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months, at some point we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our security holders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, if at all, we may not be able to, among other things:

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Our three largest contract manufacturers, which manufactured 62% of our inventory purchases for the six months ended June 30, 2017, have manufacturing facilities located in China and Korea. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in those regions may delay or forego purchases of our solutions from dealers and distributors, which may harm our results of operations for a particular period. In addition, acts of terrorism, including cyber terrorism or crime, could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

We have a limited history of marketing, selling, installing and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 21% of our total revenue for the six months ended June 30, 2017, and we expect that percentage to grow in the future.  As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

On March 29, 2017, the United Kingdom provided its official notice to the European Council that it intends to leave the European Union, triggering the two-year transitionary period. The long-term nature of the United Kingdom’s relationship with the European Union after Brexit is completed is still unclear and there is considerable uncertainty when any relationship will be agreed and implemented. During this transitionary period, negotiations will take place to unravel all of the existing legal, political and financial frameworks and obligations, and put new structures in place. At this stage, it is uncertain what the final results of these negotiations will be and, given the lack of comparable precedent, it is unclear how Brexit will affect economic conditions in the United Kingdom, the European Union, or globally, and Control4 specifically. Because Control4 has sales throughout the European Union and offices in England and Germany, it is possible that Brexit may require us to restructure some or all of our operations, and depending on what is negotiated, could impair our ability to transact business in other countries in the European Union. In addition, the fluctuation in currencies and market conditions may adversely affect our business, results of operations and financial condition.

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

We monitor the use of all open source software in our products, solutions, processes and technology, and seek to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product or solution when we do not wish to do so. Despite these precautions, if a third-party software provider has incorporated certain types of open source software into software we license from such third-party provider for our solutions without our knowledge or if we have otherwise incorporated unfavorable open source software into our solutions, we could, under certain circumstances, be required to disclose the related source code to our solutions. This could harm our intellectual property position and our business, results of operations and financial condition.

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

The market price of our common stock has been and again could be subject to wide fluctuations in response to many risk factors listed in this section, and other factors beyond our control, including but not limited to:

•	Actual or anticipated fluctuations in our financial condition and results of operations;

•	Overall conditions in our industry and market;

•	Addition or loss of independent dealers, distributors or consumers;

•	Changes in laws or regulations applicable to our solutions;

•	Actual or anticipated changes in our growth rate relative to our competitors;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Competition from existing products or new products that may emerge;

•	Issuance of new or updated research or reports by securities analysts, activist investors and those who short our stock;

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	Disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	Actual or threatened litigation or adverse regulatory action against us;

•	Trading of our common stock by us or our stockholders, or issuance of new shares;

•	Share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	General economic, geopolitical and market conditions.

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

As of June 30, 2017, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 32% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, control or significantly influence most matters related to the management and affairs of our company. Accordingly, this concentration of ownership and managerial authority might harm the market price of our common stock by:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2017, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

Date: August 4, 2017		CONTROL4 CORPORATION

	By:	/s/ Mark Novakovich
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)