Form 10-Q
period 2017-09-30
CONTROL4 CORP
filed 2017-11-03
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

On October 27, 2017, 25,266,497 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,627	$34,813
Restricted cash	271	247
Short-term investments	41,467	22,970
Accounts receivable, net	29,992	24,727
Inventories	33,149	26,231
Prepaid expenses and other current assets	3,418	3,662
Total current assets	136,924	112,650
Property and equipment, net	7,419	6,463
Long-term investments	1,513	4,008
Intangible assets, net	25,675	23,120
Goodwill	21,855	16,809
Other assets	3,121	2,008
Total assets	$196,507	$165,058
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,953	$17,010
Accrued liabilities	9,397	8,912
Current portion of deferred revenue	2,151	1,553
Total current liabilities	34,501	27,475
Other long-term liabilities	879	701
Total liabilities	35,380	28,176
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 25,266,497 and 23,729,780 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3	2
Additional paid-in capital	234,640	220,370
Accumulated deficit	(73,038)	(82,626)
Accumulated other comprehensive loss	(478)	(864)
Total stockholders’ equity	161,127	136,882
Total liabilities and stockholders’ equity	$196,507	$165,058

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenue	$64,742	$55,185	$176,386	$151,435
Cost of revenue	31,520	27,566	86,572	77,303
Gross margin	33,222	27,619	89,814	74,132
Operating expenses:
Research and development	10,347	9,190	30,246	26,708
Sales and marketing	12,692	10,852	36,082	32,101
General and administrative	5,109	5,407	16,413	15,279
Litigation settlement	—	—	—	400
Total operating expenses	28,148	25,449	82,741	74,488
Income (loss) from operations	5,074	2,170	7,073	(356)
Other income (expense), net:
Interest, net	125	12	224	17
Other income (expense), net	79	(89)	183	(306)
Total other income (expense), net	204	(77)	407	(289)
Income (loss) before income taxes	5,278	2,093	7,480	(645)
Income tax expense (benefit)	93	316	(2,441)	(9,585)
Net income	$5,185	$1,777	$9,921	$8,940
Net income per common share:
Basic	$0.21	$0.08	$0.40	$0.38
Diluted	$0.19	$0.07	$0.38	$0.37
Weighted-average number of shares:
Basic	25,050	23,424	24,551	23,307
Diluted	27,122	24,530	26,393	24,149

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$5,185	$1,777	$9,921	$8,940
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(155)	172	383	197
Net unrealized gains (losses) on available-for-sale investments, net of tax	6	(10)	3	60
Total other comprehensive income (loss)	(149)	162	386	257
Comprehensive income	$5,036	$1,939	$10,307	$9,197

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
	(unaudited)
Operating activities
Net income	$9,921	$8,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,703	2,402
Amortization of intangible assets	3,885	3,393
(Gain) loss on disposal of fixed assets	(1)	13
Provision for doubtful accounts	491	313
Investment discount and premium amortization	(57)	293
Stock-based compensation	9,191	5,933
Tax benefit from business acquisition	(2,415)	(9,402)
Changes in assets and liabilities:
Accounts receivable, net	(4,890)	(3,469)
Inventories	(5,347)	(6,776)
Restricted cash	(3)	—
Prepaid expenses and other current assets	390	1,740
Other assets	(1,002)	(341)
Accounts payable	3,495	2,333
Accrued liabilities	(1,675)	421
Deferred revenue	588	291
Other long-term liabilities	172	(451)
Net cash provided by operating activities	15,446	5,633
Investing activities
Purchases of available-for-sale investments	(52,472)	(10,147)
Proceeds from sales of available-for-sale investments	1,950	900
Proceeds from maturities of available-for-sale investments	34,580	33,858
Purchases of property and equipment	(3,003)	(1,780)
Business acquisitions, net of cash acquired	(7,881)	(32,891)
Net cash used in investing activities	(26,826)	(10,060)
Financing activities
Proceeds from exercise of options for common stock	11,290	3,021
Payments for taxes related to net share settlement of equity awards	(4,591)	—
Repurchase of common stock	(1,821)	(3,242)
Repayment of notes payable	—	(581)
Proceeds from revolving credit facility	—	5,000
Repayment of revolving credit facility	—	(3,500)
Payment of debt issuance costs	—	(89)
Net cash provided by financing activities	4,878	609
Effect of exchange rate changes on cash and cash equivalents	316	(41)
Net change in cash and cash equivalents	(6,186)	(3,859)
Cash and cash equivalents at beginning of period	34,813	29,530
Cash and cash equivalents at end of period	$28,627	$25,671
Supplemental disclosure of cash flow information
Cash paid for interest	$65	$164
Cash paid for taxes	1,120	858
Supplemental schedule of non-cash investing and financing activities
Business acquisitions holdback liability	1,068	—
Purchases of property and equipment financed by accounts payable	396	—
Net unrealized gains on available-for-sale investments	3	60

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, and condensed consolidated statements of cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other future interim or annual period.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in U.S. dollars, except for sales to dealers and distributors located in the United Kingdom, Canada, Australia, and the European Union, which are generally denominated in pounds sterling, Canadian dollars, Australian dollars, and euros, respectively. There were no individual account balances greater than 10% of total accounts receivable as of September 30, 2017 and December 31, 2016.

No dealer or distributor accounted for more than 10% of total revenue for the three and nine months ended September 30, 2017 and 2016.

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

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. There was no single foreign country that accounted for more than 10% of total revenue for the three and nine months ended September 30, 2017 and 2016. The following table sets forth revenue from U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue-United States	$44,839	$39,670	$122,993	$108,506
Revenue-Canada	5,403	4,246	14,911	11,355
Revenue-all other international sources	14,500	11,269	38,482	31,574
Total revenue	$64,742	$55,185	$176,386	$151,435
International revenue (excluding Canada) as a percent of total revenue	22%	20%	22%	21%

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

The following table presents the changes in the product warranty liability for the nine months ended September 30, 2017 (in thousands):

Warranty Liability
Balance at December 31, 2016	$1,945
Warranty costs accrued	2,854
Warranty claims	(2,509)
Balance at September 30, 2017	$2,290

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income	$5,185	$1,777	$9,921	$8,940
Denominator:
Weighted average common stock outstanding for basic net income per common share	25,050	23,424	24,551	23,307
Effect of dilutive securities—stock options and restricted stock units	2,072	1,106	1,842	842
Weighted average common shares and dilutive securities outstanding	27,122	24,530	26,393	24,149

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Options to purchase common stock	23	2,221	881	2,490
Restricted stock units	—	—	6	23
Total	23	2,221	887	2,513

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which narrows the definition of a business. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The guidance will impact the Company’s acquisitions beginning January 1, 2018 and could cause fewer acquired sets of assets to be identified as a business.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This standard is effective for fiscal periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, and the guidance must be applied using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital. Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $9.6 million for the nine months ended September 30, 2017. However, as the Company has a full valuation allowance against its domestic net deferred tax asset, a corresponding adjustment was recorded to increase the valuation allowance by $9.6 million.

As of December 31, 2016, the Company had $20.6 million and $17.6 million of gross federal and state net operating losses (“NOLs”), respectively, attributable to excess windfall benefits from share-based compensation. As a result of the adoption of this new standard, on January 1, 2017, the Company increased its net deferred tax asset for NOL carryforwards, with an offsetting cumulative effect of adoption adjustment to accumulated deficit, in the amount of $7.7 million.  A corresponding adjustment was recorded to increase the valuation allowance by $7.7 million with an offsetting adjustment to accumulated deficit, resulting in no net impact to the financial statements. In addition, the Company has elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively which had no impact on the statement of cash flows for the nine months ended September 30, 2016. Further, under the provisions of ASU 2016-09, the Company has elected to recognize forfeitures as they occur to determine the amount of compensation cost to be recognized in each period. This resulted in an increase of $0.3 million to accumulated deficit with a corresponding increase to additional paid-in capital on January 1, 2017.  The amendment related to the accounting for minimum statutory withholding requirements had no impact on retained earnings as of January 1, 2017.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, deferring the effective date of this standard for one year, and it is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company does not plan to early adopt, and accordingly, will adopt the new standard effective January 1, 2018.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company plans to adopt the standard using the full retrospective method to restate each prior reporting period presented. The Company’s ability to adopt using the full retrospective method is dependent on completion of the analysis of information necessary to restate prior period financial statements.

The Company has reached conclusions on key provisions of this standard as it relates to the sale of the Company’s products to dealers, retailers and distributors. The Company is in the process of finalizing revenue recognition policies under the new standard and will be calculating the expected impact during the final quarter of 2017.

The Company is making progress on its assessment of the impact of this new standard as it relates to other ancillary revenue streams such as software licenses,  subscription services, and third-party products sold through an online dealer portal. As these revenue streams represented less than 5% of overall revenue in 2016, the results of this assessment are not expected to have a significant impact on the Company’s financial statements.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Finished goods	$29,667	$24,138
Component parts	3,312	1,880
Work-in-process	170	213
	$33,149	$26,231

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Computer equipment and software	$4,801	$3,855
Manufacturing tooling and test equipment	4,962	4,216
Lab and warehouse equipment	4,661	3,649
Leasehold improvements	3,780	3,438
Furniture and fixtures	3,671	3,254
Other	1,215	753
	23,090	19,165
Less: accumulated depreciation	(15,671)	(12,702)
	$7,419	$6,463

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Sales returns and current portion of warranty accruals	$2,917	$2,892
Compensation accruals	4,533	4,445
Other accrued liabilities	1,947	1,575
	$9,397	$8,912

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

Cash, Cash Equivalents and Marketable Securities

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three and nine months ended September 30, 2017 and 2016, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.

The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category, recorded as cash and cash equivalents or short- or long-term investments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$20,170	$—	$—	$20,170	$20,170	$—	$—

Level 1:
Money market funds	5,061	—	—	5,061	5,061	—	—
U.S. government notes	6,998	—	(4)	6,994	1,899	5,095	—
Subtotal	12,059	—	(4)	12,055	6,960	5,095	—

Level 2:
Asset-backed securities	1,000	—	—	1,000	—	1,000	—
Corporate bonds	18,367	—	(8)	18,359	—	16,846	1,513
Commercial paper	20,023	—	—	20,023	1,497	18,526	—
Subtotal	39,390	—	(8)	39,382	1,497	36,372	1,513
Total	$71,619	$—	$(12)	$71,607	$28,627	$41,467	$1,513

	December 31, 2016
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$24,708	$—	$—	$24,708	$24,708	$—	$—

Level 1:
Money market funds	10,105	—	—	10,105	10,105	—	—
U.S. government notes	2,001	—	(1)	2,000	—	2,000	—
Subtotal	12,106	—	(1)	12,105	10,105	2,000	—

Level 2:
Asset-backed securities	4,008	—	—	4,008	—	—	4,008
Corporate bonds	13,902	—	(14)	13,888	—	13,888	—
Commercial paper	7,082	—	—	7,082	—	7,082	—
Subtotal	24,992	—	(14)	24,978	—	20,970	4,008
Total	$61,806	$—	$(15)	$61,791	$34,813	$22,970	$4,008

As of September 30, 2017, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. During the three and nine months ended September 30, 2017 and 2016, the Company did not recognize any significant impairment charges. The Company invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of the accounts.

Derivative Financial Instruments

The Company has foreign currency exposure related to the operations in the United Kingdom, Canada, Australia, the European Union, as well as other foreign locations. The Company has entered into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of its subsidiaries in the United Kingdom and Australia. The foreign currency derivatives are not designated as accounting hedges. The Company recognizes these derivative instruments as either assets or liabilities in the accompanying Condensed Consolidated Balance Sheets at fair value. The Company records changes in the fair value (i.e. gains or losses) of these derivative instruments in the accompanying Condensed Consolidated Statements of Operations as Other income (expense), net.

The Company settles its foreign exchange contracts on the last day of every month and enters into a new forward contract for the next month. As a result, there are no assets or liabilities recorded in the accompanying Condensed Consolidated Balance Sheets related to derivative instruments as of September 30, 2017. However, the notional principal of foreign exchange contracts for October 2017 was $12.8 million as of September 30, 2017.

The following table shows the pre-tax losses of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Income Statement Location	2017	2016	2017	2016
Foreign exchange forward contracts	Other income (expense), net	$(501)	$(60)	$(1,433)	$(17)

4. Acquisitions

Acquisition of Triad Holdings, Inc.

On February 27, 2017, the Company entered into a definitive agreement to acquire Triad Holdings, Inc., (“Triad Holdings”), along with its wholly owned subsidiary Triad Speakers, Inc. (“Triad Speakers” and together with Triad Holdings “Triad”) through the purchase of all the outstanding shares of common stock of Triad for a purchase price of $9.6 million (the “Triad Purchase Agreement”), which included cash acquired of $0.3 million. In accordance with the purchase agreement, $1.4 million of the purchase price will be held for up to 18 months from the acquisition date (the “Holdback”), to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise. Due to customary net working capital adjustments, the purchase price of Triad was reduced to $9.2 million during the three months ended June 30, 2017, resulting in a reduction to the Holdback and goodwill. The Company has classified the remaining $1.1 million Holdback in other current liabilities.

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

Australia Expansion

On April 1, 2016, the Company began working directly with home automation integrators in Australia to better serve and support customers in that country. As part of the shift from its distribution model in Australia, Control4, through its wholly owned subsidiary, Control4 Australia Holdings Pty., Ltd, acquired customer lists and inventory from the Company’s Australian distributor for $0.7 million.

The Company determined this acquisition was not a significant acquisition under Rule 3-05 of Regulation S-X.

Acquisition of Pakedge Device and Software Inc.

On January 29, 2016, the Company entered into a definitive agreement to acquire Pakedge Device and Software Inc. (“Pakedge”) through the purchase of all of the outstanding shares of common stock of Pakedge for a price of $33.0 million, which included cash acquired of $0.8 million. In accordance with the purchase agreement, $5.0 million was deposited in escrow and held until August 2017 to cover the sellers’ post-closing obligations.

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2016	$16,809
Current period acquisitions	4,785
Foreign currency translation adjustment	261
Balance at September 30, 2017	$21,855

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed.

Amortizable Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$18,187	$(8,122)	$10,065
Customer relationships	11,720	(2,197)	9,523
Trademark/trade name	6,776	(728)	6,048
Non-competition agreements	295	(256)	39
Total intangible assets	$36,978	$(11,303)	$25,675

	December 31, 2016
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$16,618	$(5,738)	$10,880
Customer relationships	9,196	(1,160)	8,036
Trademark/trade name	4,410	(337)	4,073
Non-competition agreements	295	(164)	131
Total intangible assets	$30,519	$(7,399)	$23,120

The weighted average amortization period for developed technology, customer relationships, trademarks/trade names, and non-competition agreements is 5.4 years, 8.3 years, 12.0 years, and 2.0 years, respectively; and 7.5 years for all amortizable intangible assets in total.

The Company recorded amortization expense during the three and nine months ended September 30, 2017 and 2016 for these intangible assets as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$802	$800	$2,367	$2,266
Research and development	50	50	145	140
Sales and marketing	482	371	1,373	987
Total amortization of intangible assets	$1,334	$1,221	$3,885	$3,393

Amortization of finite lived intangible assets as of September 30, 2017 for the next five years is as follows (in thousands):

Amount
2017	$1,315
2018	5,075
2019	4,959
2020	4,053
2021	2,196
Thereafter	8,077
$25,675

6. Long-Term Obligations

Loan and Security Agreement

On January 29, 2016, Control4 entered into the Second Loan Modification Agreement (the “2016 Loan Amendment”) with Silicon Valley Bank, a California corporation (“SVB”), which amended the Amended and Restated Loan and Security Agreement dated as of June 17, 2013, between Control4 and SVB (the “2013 Loan Agreement”).

In the 2016 Loan Amendment, Control4 established a revolving credit facility of $30.0 million under the terms of the 2013 Loan Agreement (the “New Credit Facility”). All borrowings under the New Credit Facility are collateralized by the general assets of the Company. Amounts borrowed under the New Credit Facility are due and payable in full on the maturity date, which is January 28, 2018. Advances made pursuant to the New Credit Facility are, at Control4’s option, either: (i) Prime Rate Advances, which bear interest at the Prime Rate plus a Prime Rate Margin of either 0% or 0.25%, depending on Control4’s leverage ratio for the subject quarter, or (ii) LIBOR Rate Advances, which bear interest at the LIBOR Rate plus a LIBOR Rate Margin of either 2.50% or 2.75%, depending on Control4’s leverage ratio for the subject quarter. Control4 is assessed an unused facility fee of 0.25% in any quarter where the advances are less than $15.0 million. As of September 30, 2017, Control4 had no outstanding borrowings under the revolving credit facility.

The 2016 Loan Amendment contains various restrictive and financial covenants, and the Company was in compliance with each of these covenants as of September 30, 2017.

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

Income tax expense was $0.1 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, or approximately 2% and 15% of income (loss) before income taxes, respectively. Income tax benefit was $2.4 million and $9.6 million for the nine months ended September 30, 2017 and 2016, respectively, or approximately 33% and 1486% of income (loss) before income taxes, respectively. The effective tax rate for the three and nine months ended September 30, 2017 differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, offset by the partial reversal of the Company’s valuation allowance due to the deferred tax liability that was recorded as part of the Triad acquisition, primarily due to the differences between the book and tax basis of the acquired intangible assets. The rate is further increased by foreign income taxes, state income taxes or taxes in states for which net operating loss carryforwards are not available, the U.S. federal alternative minimum tax and the impact of incentive stock options as well as other permanent differences. As of December 31, 2016, the Company’s NOL carryforward amounts for U.S. federal income and state tax purposes were $59.5 million and $61.0 million, respectively. The NOL carryforwards will expire between 2017 and 2034. In addition to the NOL carryforwards, as of December 31, 2016, the Company had U.S. federal and state research and development credit carryforwards of $7.1 million and $2.8 million, respectively, which will expire between 2017 and 2034.

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

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, China, Germany, India and Serbia. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to income tax examinations for the following jurisdictions and years: federal, for years before 2014; state and local, for years before 2013; or foreign; for years before 2010. However, federal net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

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

A summary of stock option activity for the nine months ended September 30, 2017 is presented below:

			Weighted
			Average
	Shares Subject	Weighted	Remaining
	to Options	Average	Contractual
	Outstanding	Exercise Price	Life (Years)
Balance at December 31, 2016	3,776,405	11.55
Exercised	(1,111,583)	10.16
Expired	(59,552)	17.50
Forfeited	(26,045)	16.82
Balance at September 30, 2017	2,579,225	11.95

Exercisable options at September 30, 2017	2,201,595	11.58	5.2
Vested and expected to vest at September 30, 2017	2,579,225	11.95	5.5

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$3.59	-	6.14	5.98	875,988	3.7	875,988	3.7
$6.34	-	9.93	8.42	359,858	5.8	287,269	5.1
$11.28	-	16.97	13.79	783,732	6.7	542,383	6.6
$17.66	-	22.92	20.99	559,647	6.3	495,955	6.3
				2,579,225		2,201,595

For the stock option awards vested during the three and nine months ended September 30, 2017, the total fair value was $0.8 million and $3.0 million, respectively. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

	For the Nine Months Ended
	and as of September 30,
	2017	2016
Options Exercised	$8,927	$2,978
Options Exercisable	39,360	10,491
Options Vested and Expected to Vest	45,152	11,065

The Company did not award stock options during the three and nine months ended September 30, 2017. The fair value of each option awarded during the nine months ended September 30, 2016, was estimated using an expected volatility of 62%, no expected dividends, an expected term of 6.1 years, and a risk-free rate of 1.1%.

Restricted stock units

A summary of restricted stock unit activity for the nine months ended September 30, 2017 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2016	1,396,387	7.60
Awarded	782,310	11.26
Vested	(746,819)	7.65
Forfeited	(57,917)	8.66
Non-vested balance at September 30, 2017	1,373,961	9.61

During the nine months ended September 30, 2017, 746,819 restricted stock units vested of which 255,838 shares were withheld for tax purposes resulting in the issuance of 490,981 shares of common stock.

Company Matching Contribution to our 401(k) Plan

The Company offers a 401(k) Plan and in November 2016, our Board of Directors authorized a matching contribution by the Company starting in 2017. Matching contributions are as follows: the Company will match 100% of the first 1% of salary contributed by a participant, and 50% of the next 5% of salary contributed by a participant, for a maximum matching contribution of 3.5% of the salary of a participant up to the limit on contributions imposed by the IRS.  Currently, the Company funds its match in contribution with shares of Control4’s common stock.  During the nine months ended September 30, 2017, the Company contributed 53,159 shares of stock to employees under this plan and recorded $1.0 million of expenses associated with this contribution.

Stock-based compensation expense

Total stock-based compensation expense has been classified as follows in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$66	$38	$185	$128
Research and development	1,031	789	3,210	2,493
Sales and marketing	883	496	2,831	1,605
General and administrative	1,048	660	2,965	1,707
Total stock-based compensation expense	$3,028	$1,983	$9,191	$5,933

At September 30, 2017, there was $3.3 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 1.1 years. At September 30, 2017, there was $10.2 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 1.9 years.

9. Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20.0 million in Control4 common stock from time to time on the open market. In February 2017, the Board of Directors authorized an extension to this repurchase program to May 31, 2018, unless terminated earlier. During the nine months ended September 30, 2017, the Company repurchased 119,007 shares for $1.8 million compared to 427,646 shares for $3.2 million in the same period in 2016. As of September 30, 2017, the Company has $5.9 million remaining to repurchase shares of common stock under this share repurchase program.

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

Rental expense was approximately $0.7 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $2.2 million and $1.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of September 30, 2017 (in thousands):

2017	$916
2018	2,527
2019	901
2020	453
2021	31
$4,828

The Company vacated one of the Pakedge facilities during 2016, which resulted in a loss of $0.4 million recorded to general and administrative expenses. The Company subleased this facility during the three months ended September 30, 2017 for the remaining lease term. The terms of the sublease did not result in a significant change to the initial loss recorded during 2016.

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through June 2018 totaling approximately $51.8 million at September 30, 2017.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these agreements as of September 30, 2017, as there were no outstanding claims.

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

 ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2017, and our condensed consolidated financial statements and the notes thereto included elsewhere in this document, as well as other documents we file with the SEC from time to time. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items including without limitation statements about the accretive effect of any acquisitions; any statements of the plans, strategies and objectives of management for future operations or growth; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends or market opportunities and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

•

Contractual Obligations and Off-Balance Sheet Arrangements. An overview of our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of September 30, 2017, including an expected payment schedule.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

Control4 is a leading provider of smart home and business solutions that are designed to personalize and enhance how consumers engage with an ever-changing connected world. Our entertainment, smart lighting, comfort and convenience, safety and security, and networking solutions unlock the potential of connected devices, making entertainment systems easier to use and more accessible, homes and businesses more comfortable and energy efficient, and individuals more secure. Our premium smart home and small business solutions provide consumers with the ability to integrate audio, video, lighting, temperature, security, communications, network management and other functionalities into a unified automation solution, customized to match their lifestyles and business needs. Our advanced software, delivered through our controller products, cloud services and user-interface products, power this customized experience, enabling cohesive interoperability with thousands of connected Control4 and third-party devices.

Consumers purchase our smart solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security, network management and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, primarily related to products installed in hotels, which is excluded from our calculation of Core revenue as well as certain specialty display products and associated installation sales in Australia. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be project-based and uneven from period to period. During the nine months ended September 30, 2017, over 4,100 active direct dealers were authorized to sell and install the full Control4 line of products in the United States, Canada, the United Kingdom and 51 other countries, and 29 distributors were authorized to cover an additional 44 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, and billing for dealers in each of those countries. We have an additional 1,100 active dealers and 22 distributors that are currently authorized to sell only our Pakedge and Triad line of products.

We derive the majority of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home. We also generate revenue from the sale of annual subscriptions to our 4Sight subscription service, which allows consumers to personalize their automation system through simple homeowner directed programming, referred to as “When >> Then” automation; remotely access, backup, and control their smart home solutions from their mobile devices; receive e-mail and “push notification” alerts regarding activities in their home; and enable Amazon Alexa voice services.

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

Over the past five years, we have experienced double-digit annual growth in Core revenue. Our Core revenue growth during that period has been the result of a combination of the net addition of new independent dealers and distributors to our sales channels, an increase in revenue from our existing network of independent dealers and distributors, and the addition of new products developed internally and acquired through business combinations. We believe our ability to grow our core sales channel has been enhanced through product innovation, expansion of our product offerings and helping our independent dealers and distributors grow their business. Some recent developments that we believe may enhance our offerings and help drive growth include, but are not limited to, the following:

•

Launched an extensive line of Triad® high-resolution multi-room audio products featuring a single-zone streaming amplifier, a power amplifier, and two audio matrix switches, designed to deliver high-resolution audio in every corner of the home, from the source to the listener’s ears;

•	Released OS 2.10, featuring expanded music service integrations with iHeartRadio, Sirius XM, and Spotify supported by our EA Controllers;
•	Released an updated version of 4Sight which includes a new homeowner customization functionality called “When >> Then” automation;
•

Launched the Pakedge® WR-1 wireless router with BakPak Lite, a high-performance integrated network router and wireless access point with built-in cloud-based network management. Designed for small homes and simpler smart home installations, this wireless router provides reliable, affordable wired and wireless networking;

•

Launched the Pakedge Certified Network Administrator (PCNA) program. PCNA is a training experience that employs a unique blend of comprehensive online coursework with hands-on practical learning using Pakedge networking gear to provide dealers and technicians the networking knowledge they need to design, install, and manage wired and wireless IP networks;

•

Launched the new Triad Garden Array outdoor speakers, a family of all-weather, landscape speakers that include a premium satellite speaker and subwoofer designed to be placed throughout flower beds or around the yard to blanket outdoor spaces with rich, beautiful audio;

•

Launched the new Pakedge PowerPak family of power control devices that provide centralized power control and management with surge protection for all equipment in a connected home. Dealers can use the Bak-Pak enabled PowerPak power distribution units (“PDUs”) to monitor and manage their entire customer base in a single interface; and,

•

Integrated the latest release of our BakPak management software on the Pakedge RK-1 Router enabling our independent dealer network to offer more homeowners the benefits of a monitored, intelligent home network.

While our historical revenue growth has been primarily organic, we have completed several recent acquisitions that we believe enhance our product offerings and position us for continued growth in the future. Recent acquisitions of technology and distribution-related business are as follows:

•

In February 2017, we acquired Triad, a leader in advanced audio technology with best-in-class, customizable speaker solutions. Entertainment is integral to the connected home and the acquisition of Triad brings premium-acoustics experience and innovation to Control4, enhancing our entertainment offering and enabling the future development of new integrated-audio experiences;

•	In April 2016, we transitioned from a two-tier distribution model to direct-to-dealer in Australia, and as part of this process, acquired customer lists and inventory of the former distributor; and
•

In January 2016, we acquired Pakedge, a developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business. The Pakedge acquisition contributed to the Company a deep networking expertise, innovative technologies, and a sophisticated suite of networking products and rich software capability.

Adoption by the Control4 dealer network of Triad products continues to steadily expand with 1,645 dealers, or 32% of our active dealers, ordering Triad speakers year-to-date.

We continue to invest in and grow the Pakedge networking product category.  A total of 2,904 dealers, or 56% of our active dealers, have purchased Pakedge networking products during 2017. As mentioned above, adding to our industry leading networking product lineup, we recently announced our new WR-1 wireless router with an MSRP of $300, which broadens the selling opportunity for our dealers. We’ve successfully integrated each of our recent acquisitions and our channel is actively selling these new products, which enhance our core solution categories and help sustain our target organic growth rate.

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

Factors and Trends Affecting Our Performance

A number of industry trends have facilitated our growth over the past several years, including the proliferation of connected devices and the constant growth of network-enabled homes and businesses. From smartphones to smart watches to smart cars, technology is transforming nearly every aspect of our lives, streamlining daily routines and providing quick, easy access to the capabilities and content we want most. Not only are new technologies providing convenience on-the-go, but they are becoming increasingly accessible. Voice services are a recent example of an emerging technology in our connected world, and our integration with Amazon Alexa helps keep us at the forefront of our industry in our adoption of voice activated solutions. We remain committed to embracing emerging technologies through our open platform and broad ecosystem.

Our open platform makes it easy for a broad community of original equipment manufacturer (OEM) partners to participate in our smart home ecosystem, which includes over 10,900 drivers and more than 2,900 Simple Device Discovery Protocol (“SDDP”) enabled products. For example, Samsung recently announced the incorporation of SDDP software into its new 4K television line-up and Blu-ray Player products to simplify integration of these Samsung products into Control4 installations.  Our broad ecosystem, which includes audio, video, lighting, temperature, network, security and communication device categories, gives consumers flexibility to integrate nearly any connectable device into their smart home. In addition, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest product innovations and allows our smart home platform to grow alongside emerging technologies to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

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

•

Growing Our Leadership Position in the Industry. We are committed to growing awareness of the Control4, Pakedge, and Triad brands among our dealers, distributors and partners. We believe that our investments in creating brand awareness in the industry have contributed to dealer recruitment, product adoption, and revenue growth. We are proud of the many awards we received from various industry groups and dealer consortiums, formally recognizing our commitment to excellence. In September 2017, we received two “Best of Show” Awards from New Bay Media/Residential Systems at the Custom Electronics Design and Installation Association (“CEDIA”) 2017 tradeshow for Control4 “When >> Then” automation and the Pakedge WR-1 Wireless Router + BakPak Lite. We were also awarded an EXC!TE Award for our Triad Designer Series Speakers and our Pakedge PowerPak PDU at CEDIA 2017. Finally, we received a BEST Award from CE Pro, a leading trade magazine for technology professionals, at CEDIA 2017 for our Triad Designer Series Speakers. In June 2017, Control4 was named as the top Whole-Home Automation brand, and Pakedge was named the top networking brand, by the “2017 CE Pro 100 Brand Analysis” report. This is the third year in a row that Control4 was recognized as the top Whole-Home Automation brand, and the fifth year in a row that Pakedge has been named the top brand for home networking. In addition, Control4 solutions were recognized as the top brand in the categories of multiroom audio/video distribution systems, video distribution switchers/extenders, access control, and HVAC/thermostats control; and among the leading brands in the categories of lighting control, remotes/interfaces/smart devices, IR distribution systems, remote managed services, audio amplifiers, and communications (phones/intercoms). In addition, in June 2017, the ProSource Buying Group named Control4 the 2017 Custom Integration Vendor of the Year for the third consecutive year.

•

Accelerating and Enhancing Consumer Lead Generation. We determined that there is an opportunity for us to play a more active role in generating and following up on leads received from our marketing efforts. Therefore, we are continuing to invest in inside sales representatives to qualify inbound inquiries and direct them to qualified independent dealers. Our enhanced lead generation strategies have increased consultations, bids and project installations. Through the continual optimization of our marketing efforts, coupled with our new inside resources to qualify inbound leads, we believe we can improve lead conversion rates and increase the amount of revenue per lead.

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

•

Expanding our International Dealer and Distributor Network. We believe that our future growth will depend in part on our ability to expand our dealer and distributor network outside of North America, to adapt our products and services to foreign markets, and to increase awareness of our brands internationally. We continue to add field sales and service personnel to assist in the optimization of our international channels. We have transitioned to a direct-to-dealer model in specific international regions, namely in the United Kingdom, China, Germany and Australia, and we will continue to evaluate opportunities in other countries. Furthermore, we recently opened international training centers in Germany and Australia to help support the transition to a direct-to-dealer model.

•

Managing Competition. The market for home automation is fragmented, highly competitive and continually evolving. In addition to competing with traditional players in the luxury segment of the home automation market, including Crestron, Elan, and Savant, a number of large technology companies such as Amazon, Apple, Google, and Samsung offer device control capabilities within some of their own products, applications and services, and are engaged in ongoing efforts to address the broader home automation market. In addition, managed service companies such as ADT, Alarm.com, Comcast, and Vivint, have broadened their service offerings to include control of devices such as door locks, lights, and cameras. Our ability to compete in the growing home automation market over the next several years will be a key factor in our ability to continue to grow our business and meet or exceed our future expectations.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Authorized dealers at the beginning of the period	3,085	2,865	2,994	2,787
Additions	69	92	233	275
Terminations	(15)	(38)	(88)	(143)
Authorized dealers at the end of the period	3,139	2,919	3,139	2,919

Number of active dealers(2)	3,019	2,867	3,019	2,867
Active dealers as a % of authorized dealers(2)	96%	98%	96%	98%

International Direct Dealers(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Authorized dealers at the beginning of the period	1,242	1,031	1,147	901
Additions	61	85	178	272
Terminations	(20)	(12)	(42)	(69)
Authorized dealers at the end of the period	1,283	1,104	1,283	1,104

Number of active dealers(2)	1,148	1,023	1,148	1,023
Active dealers as a % of authorized dealers(2)	89%	93%	89%	93%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Number of controllers sold	26,814	26,240	74,297	74,893
Core revenue growth	17%	24%	17%	24%
International core revenue as a percentage of total revenue	22%	19%	21%	20%

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

Strengthening our worldwide dealer channel through business and installation tools, education programs, and new dealer recruitment remains an ongoing priority. Much of our focus in 2017 has been on the successful introduction of new products to our channel, including both the Triad and Pakedge brands. Our sales team will focus over the next few quarters on adding more new dealers, both traditional A/V dealers as well as dealers who historically have focused on IT, security, electrical, or HVAC offerings. Our goal is to continuously increase our dealers’ productivity and growth. Enabling our dealers to increase productivity will ultimately drive our revenue growth.

In conjunction with the broad availability of our newest generation products and software, we intend to more aggressively review each of our current dealers with regard to their ability to successfully market, sell and install our current solutions.  Part of developing a productive, capable dealer network, requires us to regularly review individual dealer performance and as necessary, terminate dealer licenses where volume, technical training and performance requirements are not fulfilled. We view this as a healthy part of growing our dealer channel worldwide.

As a result of our traditional efforts to expand our channel, the number of active international dealers for our full Control4 line of products increased 12% from September 30, 2016 to September 30, 2017, and we saw an increase of 5% in the number of active North American direct dealers during the same period. Generally, the growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers is much lower than the North American market. Much of this growth in our international dealer network is attributed to new dealer additions in China, Germany and Australia. We plan to continue to monitor markets that are currently served by a single distributor and, when business conditions are favorable, we may decide to establish direct relationships with selected dealers in these regions, which we expect would further increase our number of direct international dealers.

While we believe that we will continue to have significant international opportunities, it is difficult to anticipate the exact timing and amount of growth, particularly in new and emerging markets. Such challenges may cause our growth rate to be slower than anticipated, offsetting our efforts to expand into these emerging geographies. Examples of challenges we must address in order to continue our international expansion include divergent regional and local economic and political trends in Latin America, particularly relating to new home construction and strengthening of the U.S. dollar versus certain local currencies, and the June 2016 vote in the UK to exit the European Union. In response to a weakening Canadian dollar, starting in February 2016, we announced to our dealer network in Canada that we now offer the ability to order and pay for products in Canadian dollars versus U.S. dollars. We believe this offering will help to strengthen our long-term results in Canada while eliminating the margin and quoting uncertainty associated with volatility in foreign exchange rates for our dealers. We experienced a recovery in Canada, which contributed to an increase in Canadian revenue of 27% and 31% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.

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

In January 2016, we introduced a new line of entertainment and automation controllers, the EA Series. With three separate models, our EA Series is designed and priced for projects ranging from a single-room to an entire home or estate. As a result of the launch, we saw a significant increase in controller sales. Although end customer adoption, sell-through, and overall revenue growth for the new controllers continues to be strong, the increase in the first half of 2016 was due in part to initial purchases by dealers for their showrooms.

During the three and nine months ended September 30, 2017, we sold 26,814 and 74,297 controllers, respectively, compared to 26,240 and 74,893 controllers sold in the same period in 2016, respectively, an increase of 2% and a decrease of 1%, respectively. We believe severe weather during this past quarter in Florida, Texas and portions of the Central U.S. delayed many projects, which in turn temporarily impacted controller order rates in those regions.  Additionally, we launched our EA-Series Controllers in February of 2016, and the first few quarters of 2016 likely benefited from one-time, discounted dealer showroom demo sales typical of new product introductions, creating a difficult year-over-year comparison for unit sales in both the three and nine month periods ended September 30, 2017.

Core Revenue Growth

The majority of our revenue comes from sales of our products through our distribution channels comprised of independent dealers in the United States and Canada, and independent dealers and distributors located throughout the rest of the world. We refer to revenue attributable to sales through dealers located in the United States and Canada as “North America Core revenue”, and revenue attributable to sales through dealers and distributors located throughout the rest of the world as “International Core revenue.” Core revenue does not include revenue from sales to hotels or certain specialty display products and associated installation sales in Australia.

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

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
North America Core Revenue	$48,729	$42,920	$135,345	$117,705
International Core Revenue	14,004	10,534	37,380	30,004
Other Revenue	2,009	1,731	3,661	3,726
Total Revenue	$64,742	$55,185	$176,386	$151,435
North America Core Revenue as a % of Total Revenue	75%	78%	77%	78%
International Core Revenue as a % of Total Revenue	22%	19%	21%	20%

North America Core revenue increased $5.8 million, or 14%, and $17.6 million, or 15%, for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. International Core revenue increased $3.5 million, or 33%, and $7.4 million, or 25%, in the three and nine months ended September 30, 2017, respectively, compared to the same period in 2016.

Revenue growth in both North America and International Core revenue is driven by a variety of factors including contributions from each of our product brands, channel expansion from acquired products (Pakedge and Triad) sold to existing dealers and distributors, and growth in the majority of our global sales territories.  Revenue from Triad was $3.8 million for the three months ended September 30, 2017 and $8.3 million for the period from the February 28, 2017 acquisition date to September 30, 2017. Our total revenue without Triad was $60.9 million and $168.1 million for the three and nine months ended September 30, 2017, respectively, representing organic year-over-year growth of 10% and 11%, respectively.

Our international sales model includes both direct-to-dealer and distribution models. In targeted international regions and countries, we generally invest in some combination of local technical support, training personnel and facilities, warehousing and fulfillment, and sales support personnel.  We have made these types of investments in the regions serviced by our offices in the United Kingdom, Germany, Australia, China, and India and these are markets where we see our greatest opportunity for international growth and expansion.

The following table further breaks out our International Core revenue and illustrates the relative revenue growth we are experiencing in the regions serviced by our offices in the United Kingdom, Germany, Australia, China, and India compared to other international regions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Targeted International Regions (1)	$10,716	$8,504	$29,315	$23,461
Other International Regions	3,288	2,030	8,065	6,543
Total International Core Revenue	$14,004	$10,534	$37,380	$30,004

(1) Serviced by our offices in the United Kingdom, Germany, Australia, China, and India.

International Core revenue in the regions serviced by our offices in the United Kingdom, Germany, Australia, China and India grew 26% and 25% during the three and nine months ended September 30, 2017, respectively, compared to the same period in 2016, while International Core revenue in the other international regions increased 62% and 23% during three and nine months ended September 30, 2017, respectively, compared to the same period in 2016. Improvements in general economic conditions in many of our other international markets has contributed to improvements in our growth rates compared to 2016, particularly given favorable revenue comparisons in 2016.

We continue to make investments internationally to improve our dealers’ ability to sell and install our products and believe that these investments will enable us to grow our key international markets. Notwithstanding the foregoing, we sell broadly throughout the world and we believe that regional, adverse international economic conditions may create challenges and slow growth in certain geographies.

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

Gross margin for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gross margin	$33,222	$27,619	$89,814	$74,132
Percentage of revenue	51.3%	50.0%	50.9%	49.0%

As a percentage of revenue, our gross margin was 51.3% and 50.9% for the three and nine months ended September 30, 2017, respectively, compared to 50.0% and 49.0% for the same periods in 2016. The increase in gross margin was due primarily to the amount of step-up in Pakedge inventory that was recorded in 2016 compared to 2017. Other factors include manufacturing rebates received in 2017 as well as reductions in volume incentive rebates.

The negative effect on gross margin percentage resulting from the step-up in purchased inventory carrying value impacted the three and nine months ended September 30, 2017, as it relates to Pakedge and Triad, and 2016 as it relates to Pakedge.

The introduction of new products generally has a negative impact on gross margins as we offer discounted pricing to our dealers for demo units placed in their showrooms.

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

Research and development expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$10,347	$9,190	$30,246	$26,708
Percentage of revenue	16%	17%	17%	18%

Research and development expenses increased $1.2 million, or 13%, and $3.5 million, or 13%, in the three and nine months ended September 30, 2017, respectively, compared to the same period in 2016. The increase in absolute dollars primarily relates to personnel costs, including non-cash stock compensation expense and increased headcount, which can be partially attributed to the employees added from the Triad acquisition.

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

Sales and marketing expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales and marketing	$12,692	$10,852	$36,082	$32,101
Percentage of revenue	20%	20%	20%	21%

Sales and marketing expenses increased $1.8 million, or 17%, and $4.0 million, or 12%, in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in absolute dollars primarily relates to personnel costs, including non-cash stock compensation expense and increased headcount primarily associated with recent business acquisitions and increased year-over-year sales.

We intend to continue to supplement our more traditional marketing programs with lead generation programs, including social media and pay-per-click advertising. In addition, we expect our sales and marketing expenses to increase in absolute dollars, but to decrease slightly as a percent of revenue in future periods.

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

General and administrative expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
General and administrative	$5,109	$5,407	$16,413	$15,279
Percentage of revenue	8%	10%	9%	10%

General and administrative expenses decreased $0.3 million, or 6%, in the three months ended September 30, 2017, and increased $1.1 million, or 7%, in the nine months ended September 30, 2017, compared to the same periods in 2016. The decrease in absolute dollars for the three months ended September 30, 2017 primarily relates to a plan to restructure certain operations relating to the original Pakedge business, including costs associated with the closing of a facility during the three months ended September 30, 2016, which resulted in a loss of $0.4 million. The increase in absolute dollars for the nine months ended September 30, 2017 primarily relates to personnel costs, including non-cash stock compensation expense, as well as facilities costs associated with our leased office, training, and warehousing space.

We expect our general and administrative expenses to increase in absolute dollars as a result of growth in the business, increasing facilities costs associated with our various offices throughout the world, incremental compliance costs incurred when we are no longer considered an “emerging growth company,” as defined in the JOBS Act, in 2018, and increases in administrative expenses and fees that typically occur over time.

Stock-based Compensation Expenses

Stock-based compensation expenses increased to $3.0 million and $9.2 million for the three and nine months ended September 30, 2017, respectively, compared to $2.0 million and $5.9 million for the three and nine months ended September 30, 2016, respectively. This increase is the result of the achievement of certain performance metrics included in the terms of the new compensation structure approved by our Board of Directors that better aligns senior management and executive compensation with the performance of the company.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income tax expense (benefit)	$93	$316	$(2,441)	$(9,585)
Percentage of revenue	0%	1%	1%	6%

We recognized income tax expense of $0.1 million and income tax benefit of $2.4 million, or approximately 2% and 33% of income before income taxes, for the three and nine months ended September 30, 2017, respectively, compared to income tax expense of $0.3 million and income tax benefit of $9.6 million, or approximately 15% and 1486% of income (loss) before income taxes, for the three and nine months ended September 30, 2016, respectively. The effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, partial reversal of the valuation allowance due to the deferred tax liabilities that were recorded as part of the Triad and Pakedge acquisitions in 2017 and 2016, respectively, state income taxes, foreign income taxes, U.S. federal alternative minimum tax and incentive stock options.

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

Liquidity and Capital Resources

Primary Sources of Liquidity

As of September 30, 2017, we had $71.7 million in unrestricted cash and cash equivalents and net marketable securities, an increase of $9.8 million from December 31, 2016. The overall increase in cash and cash equivalents and net marketable securities was impacted by the following:

•	We generated $15.4 million in cash flows from operations.

•	We received $11.3 million in proceeds from the exercise of options for common stock.

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

•	We made $4.6 million in payments for taxes related to the net share settlement of restricted stock units that lapsed during the period.

•	We purchased capital equipment of $3.0 million.

•

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. For the nine months ended September 30, 2017, we repurchased 119,007 shares for $1.8 million.

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

The following table shows selected financial information as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$28,627	$34,813
Investments, net(1)	43,064	27,128
Accounts receivable, net	29,992	24,727
Inventories	33,149	26,231
Working capital	102,423	85,175

(1) Includes accrued investment balances not included in the investments line items on the condensed consolidated balance sheet.

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at September 30, 2017 has increased by $5.3 million, or 21%, since December 31, 2016, which is primarily due to our increasing sales. Furthermore, inventory has increased by $6.9 million from December 31, 2016 to September 30, 2017. The increase in inventory was due primarily to the acquisition of Triad and normal inventory buildup associated with revenue growth and the introduction of new products.

We have an asset-based, revolving credit facility of $30.0 million and at September 30, 2017 we had no outstanding borrowings under the credit facility.

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

Cash Flow Analysis

A summary of our cash flows for the nine months ended September 30, 2017 and 2016 is set forth below (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Cash and cash equivalents at the beginning of the period	$34,813	$29,530
Net cash provided by operating activities	15,446	5,633
Net cash used in investing activities	(26,826)	(10,060)
Net cash provided by financing activities	4,878	609
Effect of exchange rate changes on cash and cash equivalents	316	(41)
Net change in cash and cash equivalents	(6,186)	(3,859)
Cash and cash equivalents at the end of the period	$28,627	$25,671

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash provided by operating activities of $9.8 million during the nine months ended September 30, 2017 compared to the same period in 2016 is due to increased net income, adjusted for non-cash items including depreciation and amortization, stock-based compensation and tax benefits from business acquisitions, as well as the differences in working capital account changes such as accounts receivable, inventory, accounts payable, and accrued liabilities.

Investing Activities

Cash used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, business acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities increased to $26.8 million in 2017 from $10.1 million in 2016. The year-over-year increase is primarily due to the difference in available-for-sale investment activity offset by the difference in cash used for business acquisitions and capital purchases.

Financing Activities

Financing cash flows consist primarily of tax payments related to the net share settlement of restricted stock units, the repurchase of Control4 stock in the open market and proceeds from the exercise of options to acquire common stock.

During the nine months ended September 30, 2017 and 2016, we received proceeds of $11.3 million and $3 million, respectively, from the exercise of options to purchase common stock.

During the nine months ended September 30, 2017, we made tax payments of $4.6 million related to the net share settlement of restricted stock units that lapsed during the period.

During the nine months ended September 30, 2017, we repurchased 119,007 shares of our stock in the open market for $1.8 million compared to 427,646 shares for $3.2 million in the same period in 2016.

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

These acquisition-related costs are included in the following categories: (i) professional service fees, recorded in operating expenses, which include third-party costs related to the acquisition, and legal and other professional service fees associated with diligence, entity formation and corporate structuring, disputes and regulatory matters related to acquired entities; (ii) transition and integration costs, recorded in operating expenses, which include retention payments, transitional employee costs, earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third parties; and (iii) acquisition-related adjustments, which include adjustments to acquisition-related items such as being required to record inventory at its fair value, resulting in a step-up in the inventory value, and having to reverse part of our valuation allowance in order to offset the deferred tax liability that was recorded based on differences between the book and  tax  basis  of  assets acquired and liabilities assumed. The step-up in inventory is recorded through cost of goods sold when the inventory is sold, resulting in a negative impact to our gross margin. Although these expenses are not recurring with respect to past acquisitions, we will generally incur these types of expenses in connection with any future acquisitions.

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

We believe these adjustments provide useful comparative information to investors. Non-GAAP results are presented for supplemental informational purposes only for understanding our operating results. The non-GAAP results should not be considered a substitute for financial information presented in accordance with generally accepted accounting principles and may be different from non-GAAP measures used by other companies. Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry, as other companies in our industry may calculate non-GAAP financial results differently, particularly related to non-recurring, unusual items. We urge our investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$33,222	$27,619	$89,814	$74,132
Stock-based compensation expense in cost of revenue	66	38	185	128
Amortization of intangible assets in cost of revenue	802	800	2,367	2,266
Acquisition-related costs in cost of revenue	37	533	165	2,173
Non-GAAP gross margin	$34,127	$28,990	$92,531	$78,699
Revenue	$64,742	$55,185	$176,386	$151,435
Gross margin percentage	51.3%	50.0%	50.9%	49.0%
Non-GAAP gross margin percentage	52.7%	52.5%	52.5%	52.0%

Reconciliation of Income (Loss) from Operations to Non-GAAP Income (Loss) from Operations:
Income (loss) from operations	$5,074	$2,170	$7,073	$(356)
Stock-based compensation expense	3,028	1,983	9,191	5,933
Amortization of intangible assets	1,334	1,221	3,885	3,393
Acquisition-related costs	17	1,140	446	3,460
Litigation settlements	—	—	—	400
Executive severance	—	—	—	157
Non-GAAP income (loss) from operations	$9,453	$6,514	$20,595	$12,987
Revenue	$64,742	$55,185	$176,386	$151,435
Operating margin percentage	7.8%	3.9%	4.0%	(0.2)%
Non-GAAP operating margin percentage	14.6%	11.8%	11.7%	8.6%

Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss):
Net income (loss)	$5,185	$1,777	$9,921	$8,940
Stock-based compensation expense	3,028	1,983	9,191	5,933
Amortization of intangible assets	1,334	1,221	3,885	3,393
Acquisition-related costs	17	1,446	(1,969)	(5,942)
Litigation settlements	—	—	—	400
Executive severance	—	—	—	157
Non-GAAP net income (loss) (1)	$9,564	$6,427	$21,028	$12,881
Non-GAAP net income (loss) (1) per common share:
Basic	$0.38	$0.27	$0.86	$0.55
Diluted	$0.35	$0.26	$0.80	$0.53
Weighted-average number of shares:
Basic	25,050	23,424	24,551	23,307
Diluted	27,122	24,530	26,393	24,149

(1) Excludes the calculated effect of non-GAAP adjustments on income tax expense of $0.4 million and $1.0 million for the three and nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily purchase commitments and non-cancellable operating leases.

Our contractual cash obligations as of September 30, 2017 are as follows:

		Less than
	Total	1 year	1 - 3 years	3 - 5 years
	(in thousands)
Operating lease obligations	4,828	3,089	1,633	106
Purchase commitments	51,820	51,820	—	—
Total contractual obligations	$56,648	$54,909	$1,633	$106

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of September 30, 2017, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.2 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of September 30, 2017, we had an accumulated deficit of $73.0 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset any increased expenses, we will not be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. Our net income for the year ended December 31, 2016 was $13.0 million, but we may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays in manufacturing and selling our products and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our profitability will be harmed.

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

The market for home automation is fragmented, highly competitive and continually evolving. A number of technology companies, including industry leaders such as Amazon, Apple, Google, Honeywell, Lutron and Samsung, offer device control capabilities in some of their products, applications and services and are engaged in ongoing development efforts to address even broader segments of the home automation market. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer broader interoperability or superior products and services. Additionally, these and other companies may further expand into our industry by developing additional solutions or by acquiring other providers. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service offers residential security, energy and automation services, and Vivint has made a significant effort to market its smart home services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

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

Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in the home, such as a thermostat, lighting or alarm system that can be controlled by an application on a smartphone. We expect more and more consumer electronic and consumer appliance products to be network-aware and connected—each very likely to have its own smart device (phone or tablet) application. Consumers may be attracted to the relatively low costs of these point products and the ability to expand their home control solution over time with minimal upfront costs, despite the disadvantages of this approach. While we have built our solution to be flexible and support many third-party point products, the adoption of these products may reduce the revenue we receive for each installation. It is therefore important that we provide attractive top-quality products in many areas, such as networking, lighting, audio, video, thermostats and security, and establish broad market awareness and acceptance of these solutions as well as the advantages of integrating them in a unified solution. If a significant number of consumers in our target market choose to rely solely on the functionality included in point products rather than acquiring our unified automation solution, then our business, financial condition and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.

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

•	Temporary discounts or permanent changes in the price or payment terms for our solutions.

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

Our ability to increase sales will depend in large part on our ability to enhance and improve our solutions, to introduce new solutions in a timely manner, to sell into new markets, and to further penetrate our existing markets. The success of any enhancement or new product or solution depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, the ability to attract, retain and effectively train product development, sales and marketing personnel (among others), the ability to develop relationships with independent dealers and distributors and the effectiveness of our marketing programs. Any new product or solution we develop or acquire may not be introduced in a timely or cost-effective manner, and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets into which we attempt to sell our solutions, including new vertical markets and new countries or regions, may not be receptive. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet consumer demand. Moreover, we are frequently required to enhance and update our solutions as a result of changing standards and technological developments, which makes it difficult to recover the cost of development and forces us to continually qualify new solutions with our consumers. If we are unable to successfully develop or acquire new solutions, enhance our existing solutions to meet consumer requirements in a timely manner, sell solutions into new markets, or sell our solutions to additional consumers in our existing markets, our revenue may not grow as expected or it may decline.

Our success depends, in part, on our ability to develop and expand our global network of independent dealers and distributors.

As of September 30, 2017, we have over 5,200 active direct dealers and 51 distributors authorized to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of mainstream consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain the relationships with our existing dealers and distributors, our business could be harmed.

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

Our independent dealers and distributors may be unsuccessful in marketing, selling, installing and supporting our products and services. If we are unable to provide high-quality products in a timely manner at competitive prices and to develop and maintain effective sales incentive programs for our dealers and distributors, we may not be able to incentivize them to sell our products to consumers. Our dealers and distributors may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales, and support of such competitive products. Our dealers and distributors may have incentives to promote our competitors’ products to the detriment of our own, or may cease selling our products altogether. Our agreements with our dealers and distributors may generally be terminated for any reason by either party with advance notice. We cannot assure that we will retain these dealers and distributors, or that we will be able to secure additional or replacement dealers and distributors. For example, in September 2017, we announced that we were transitioning from a direct-to-dealer to a single distributor sales model in India. This transition may create disruption in the established channels and our sales and results of operations may be impacted in connection with this or any similar change in our sales process in the future.

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

If we fail to effectively manage our existing sales channels then our results of operations may be harmed.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of audio, video, lighting, temperature, and security, and we benefit from our relationships with partners that allow our system to provide integrated and extensible control of over 10,900 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including new and additional products, demand for our solutions could decline and we could lose sales. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

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

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture substantially all of our products, and in many cases one of these manufacturers is our only source for a particular product or product family. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For certain of our products and components, we rely on a sole-source manufacturer or supplier. For the nine months ended September 30, 2017, three contract manufacturers, Sanmina, RCS and iLife, manufactured approximately 60% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social and legal uncertainties that may harm our relationships with them. If we fail to manage our relationships with our contract manufacturers, component vendors or shipping partners effectively, or if our contract manufacturers, component vendors or shipping partners experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’, component vendors’ or shipping partners’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers, component vendors, or shipping partners we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

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

The market for home automation and control solutions is developing, and it is uncertain whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with other solutions, concerns about cost, and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market, and while our solutions target the high end of the market, we also have solutions that target middle- and entry-level home owners, including our EA-1 controller which we released in January 2016 that is designed to control smaller, single room projects. Our ability to expand the sales of our solutions to a broader consumer base depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the ability to develop effective relationships with independent dealers and distributors, the cost and functionality of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to mainstream consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

Our consumers may experience service failures or interruptions due to defects in the software, infrastructure, third-party components or processes that comprise our solutions, or due to errors in product installation or servicing by our independent dealers, any of which could harm our business.

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

In addition to failures due to product defects, because our solutions are installed by independent dealers, if they do not install or maintain our solutions correctly or if the underlying network or infrastructure in a home or business is not sufficiently robust, our solutions may not function properly. If the improper installation or maintenance of our solutions leads to service failures of a product or solution, we could experience harm to our branded reputation, claims by our consumers, dealers, distributors, strategic partners or developers and we may incur increased expense during the period required to address the cause of the problem, which could harm our business, results of operations and financial condition.

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

The legal, regulatory and contractual environment surrounding information security, privacy and fraud is constantly evolving and companies that collect and retain information are under increasing attack by cyber- criminals around the world. We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information, including financial information, from and pertaining to our dealers, distributors, partners, consumers and employees. The protection of dealer, distributor, partner, consumer and employee data is important to us, and we devote significant resources to addressing security vulnerabilities in our products and information technology systems, including encrypting some data repositories and engaging security experts to conduct penetration testing to help us uncover vulnerabilities in our systems. However, the policies and security measures that we put in place cannot guarantee security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or dealer negligence, error, malfeasance, or other vulnerabilities. Cyber security attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack, or fail to invest sufficient resources in security measures. We have and will continue to experience cyber-attacks, and we cannot be certain that advances in cyber-capabilities or other developments will not permit compromise or breach the technology protecting the networks that access our products and services and repositories where we store this information.

We have acquired a number of companies over the years and may continue to do so in the future. While we make significant efforts to address any information technology security issues with respect to our acquisitions, we may still inherit such risks when we integrate the acquired products and systems.

In addition, consumers can use our tools to access their automation systems remotely, and certain of our employees and independent dealers can monitor access and update certain of our products and services remotely. Security breaches by third parties or by, or originating from, one or more of our dealers, distributors or employees, that allow unauthorized third parties to obtain control of our consumers’ appliances through our products or to obtain, collect, use or disclose any personal data of consumers, could harm our reputation, business, results of operations and financial condition. Furthermore, although we do not recommend or approve of port forwarding for remote access to our solutions, certain of our dealers have in the past and may in the future enable port forwarding, which could create security vulnerabilities in their customers’ home networks. If a security breach occurs, our reputation, business, results of operations and financial condition could be harmed. In addition, even the perception that there is a security risk associated with home automation devices generally, or that we or our independent dealers and distributors or our employees have improperly used our technology or mishandled personal information, could have a negative effect on our business. This negative perception may be increased in the event of a security breach or cyber-attack impacting one of our competitors or their products and services.

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

It is difficult to determine what harm may directly result from any specific interruption or security breach. Any failure or perceived failure to maintain performance, reliability, security and availability of systems or the actual or potential theft, loss, fraudulent use or misuse of our products or associated confidential information, including personally identifiable data of a dealer, distributor, partner, consumer, and employee, could result in:

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

In addition, on July 12, 2016 the European Commission formally adopted the new EU – U.S. Privacy Shield, which provides a safe harbor for the transfer of personal information, by U.S. companies doing business in Europe from the European Economic Area to the U.S. provided that such U.S. companies self-certify under this framework. Control4 has submitted its self-certification application pursuant to the Privacy Shield, and as part of this self-certification, we have committed to abide by the Privacy Shield principles with respect to any personal information transferred.

We publicly post our privacy policies and practices concerning our processing, use and disclosure of personal information. Our publication of our privacy policy and other statements we publish that provide promises and assurances about privacy and security could subject us to potential state, federal or other regulatory action or other liabilities if they are found to be deceptive or misrepresentative of our practices or if we fail to take adequate measures to ensure that we adhere to applicable regulations, or if our third-party data processors fail to adequately protect personal information that they process on our behalf.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the nine months ended September 30, 2017, we spent $30.2 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

Because our operations are geographically diverse and complex, our personnel resources and infrastructure could become strained and our reputation in the market and our ability to successfully implement our business plan may be harmed. The growth in the size, complexity and diverse nature of our business and the expansion of our product lines and consumer base, including through acquisitions, have placed increased demands on our management and operations, and further growth, if any, may place additional strains on our resources in the future. Our ability to effectively compete and to manage our plan to continue to expand our headcount and operations may depend on, among other things:

•	Maintaining institutional knowledge by retaining and expanding the core competencies critical to our operations in our senior management and key personnel;

•	Increasing the productivity of our existing employees and attracting new talent;

•	Maintaining existing productive relationships and developing new productive relationships with independent contract manufacturers, dealers and distributors;

•	Improving our operational, financial and management controls; and

•	Improving our information reporting systems and procedures.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Our three largest contract manufacturers, which manufactured 60% of our inventory purchases for the nine months ended September 30, 2017, have manufacturing facilities located in China and Korea. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in those regions may delay or forego purchases of our solutions from dealers and distributors, which may harm our results of operations for a particular period. For example, the recent hurricanes in Texas and Florida and the fires in northern California impacted ongoing projects in areas where Control4 has significant sales. In addition, acts of terrorism, including cyber terrorism or crime, could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer privacy and protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. As we continue to develop new products, acquire companies with new product lines and expand our geographical footprint to market and sell products directly in new jurisdictions, we may become subject to additional rules and regulations, and these regulatory requirements may be different from or more stringent than those in the United States and Europe. While we have obtained these certifications for many of our products currently sold in expanded jurisdictions, we continue to work towards full compliance for all of our products sold. Delays in meeting, or failure to meet, these certification standards may cause us to miss market opportunities and may hinder us from entering and selling our products in those markets. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enjoinders of future shipments, mandatory product recalls, seizures, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, results of operations and financial condition.

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

Health care reform could increase our cost of labor

In March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was signed into U.S. law. The ACA is comprehensive U.S. health care legislation that includes provisions that subject us to potential penalties unless we offer certain employees minimum essential health care coverage that is affordable and provides minimum value. Recent changes, especially the employer mandate and employer penalties that became effective January 1, 2015, may increase our labor costs significantly in future years. In order to comply with the employer mandate provision of the ACA, we offer health care coverage to all applicable employees eligible for coverage under the ACA. Designating employees as eligible is complex, and is subject to challenge by employees and the Internal Revenue Service. While we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may harm our business or reputation. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to the ACA or other legislation or executive orders that repeal and replace in whole or in part the ACA.

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

We have a limited history of marketing, selling, and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 22% of our total revenue for the nine months ended September 30, 2017, and we expect that percentage to grow in the future.  As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. Our limited experience in operating our business in certain countries outside of the United States increases the risk that our current and any future international expansion efforts will not be successful. Conducting international operations subjects us to risks that, generally, we do not face in the United States, including:

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

•

The burdens of complying with a wide variety of foreign laws and different legal standards, including laws and regulations related to import/export, privacy, the transfer of personal information across borders, and data security and limitations on liability;

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

On June 23, 2016, the citizens of the United Kingdom approved a referendum to leave the European Union (“Brexit”), which led to significant political, economic and legal uncertainty. In addition, the Brexit vote triggered a devaluing of the pound sterling relative to the euro and the U.S. dollar, and in Europe we generally sell our products and incur expense in local currencies including the pound sterling and the euro, but incur exchange rate gains and losses for U.S. dollar denominated assets and liabilities including intercompany and third-party accounts receivables and payables. While we enter into forward contracts to help offset our exposure to movements in foreign currency exchange rates relative to some of these U.S. dollar denominated balances, there is no guarantee that we will correctly anticipate the optimal amounts of such offsets in the future.

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

The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. In addition, U.S.-based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-corruption laws may conflict with local customs and practices. Although we periodically train our employees and agents about these anti-corruption laws, we cannot assure that our training is effective in reducing the risks attendant to such anti-corruption laws. Our global operations require us to import from and export to several countries, which geographically stretches our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs, which could harm our business, financial condition and results of operations. Our employees or other agents may engage in prohibited conduct and render us responsible under the FCPA, the U.K. Bribery Act or similar anti-corruption laws. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of other partners), we could suffer criminal or civil penalties or other sanctions, which could harm our business.

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

The market price of our common stock has been and again could be subject to wide fluctuations in response to many risk factors listed in this section and other factors beyond our control, including but not limited to:

•	Actual or anticipated fluctuations in our financial condition and results of operations;

•	Overall conditions in our industry and market;

•	Addition or loss of independent dealers, distributors or consumers;

•	Changes in laws or regulations applicable to our solutions;

•	Actual or anticipated changes in our growth rate relative to our competitors;

•	Announcements by us, our competitors or strategic buyers of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Competition from existing products or new products that may emerge;

•	Issuance of new or updated research or reports by securities analysts, activist investors and those who short our stock;

•	Fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	Disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain intellectual property protection for our technologies;

•	Actual or threatened litigation or adverse regulatory action against us;

•	Trading of our common stock by us or our stockholders, or issuance of new shares;

•	Share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	General economic, geopolitical and market conditions.

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

As of September 30, 2017, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 30% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, control or significantly influence most matters related to the management and affairs of our company. Accordingly, this concentration of ownership and managerial authority might harm the market price of our common stock by:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2017, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

Date: November 3, 2017		CONTROL4 CORPORATION

	By:	/s/ Mark Novakovich
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)