Form 10-K
period 2017-12-31
CONTROL4 CORP
filed 2018-02-15
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant as of June 30, 2017 was approximately $484.3 million (based on a closing sale price of $19.61 per share as reported for the NASDAQ Global Select Market on June 30, 2017). For purposes of this calculation, shares of common stock held by officers, directors and their affiliated holders and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 9, 2018,  25,833,471 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

Control4 Corporation

Form 10-K

For Fiscal Year Ended December 31, 2017

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K” or “Annual Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact contained in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements include any expectation of earnings, revenues or other financial items including without limitation statements about the accretive effect of any acquisitions; any statements of the plans, strategies and objectives of management for future operations or growth; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to product or service adoption and network expansion; statements as to industry trends or market opportunities and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “intends” or the negative of these terms or other comparable terminology. We caution investors that any forward-looking statements are made as of the date they were first issued and are based on management’s beliefs, expectations, and on assumptions made by, and information currently available to, management. Forward-looking statements are subject to risks, assumptions and uncertainties, many of which involve factors or circumstances that are beyond Control4’s control. Control4’s actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including but not limited to, those discussed in the section titled “Risk Factors” included in this Form 10-K, as well as other documents that may be filed by the Company from time to time with the SEC. Control4 urges investors to consider these factors carefully in evaluating the forward-looking statements contained in this Form 10-K and not to give any such forward-looking statement any undue reliance.  Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The forward-looking statements included in this Form 10-K represent Control4’s views as of the date of this Form 10-K, and the Company anticipates that subsequent events and developments will cause its views to change. Control4 undertakes no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

References in this Form 10-K to the “Company,” “Control4,” “we,” “us,” and “our” refer to Control4 Corporation and, where appropriate, its subsidiaries, unless otherwise stated.

"Control4," "Pakedge," “Triad,” and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I.

ITEM 1.  Business

Overview

Control4 is a leading provider of smart home and business solutions that are designed to personalize and enhance how consumers engage with an ever-changing connected world. Our entertainment, smart lighting, comfort and convenience, safety and security, and networking solutions unlock the potential of connected devices, making entertainment systems easier to use and more accessible, homes and businesses more comfortable and energy efficient, and individuals more connected and secure. Our premium smart home and small business solutions provide consumers with the ability to integrate audio, video, lighting, temperature, security, communications, network management and other functionalities into a unified automation solution, customized to match their lifestyles and business needs. Our advanced software, delivered through our controller and user-interface products together with various cloud services power this customized experience, enabling cohesive interoperability with thousands of connected Control4 and third-party devices.

Consumer need for simplicity and a personalized experience, combined with advances in technology, are driving rapid growth in the connected home market. As the “Internet of Things” shapes the way we live and work, consumers are looking for affordable ways to extend and enhance the interoperability of connected devices in their homes and businesses, driving growth in the mainstream automation market.

We were founded in 2003 to deliver a premium home automation solution by enabling consumers to unify their connected devices into a personalized system. We strive to create solutions that enable customers to purchase our products at an accessible and affordable entry point, while offering flexibility to expand to include additional devices, services and features optimized for every type of project, from a single-room all the way to a luxurious, fully-integrated whole-home experience. We believe that our solution is a leader in the mainstream home automation market by providing integrated and scalable control of over 11,000 third-party devices and services. These devices and services span a broad range of product categories including audio, video, lighting, temperature, security, communications, network management and cloud services. Our platform capabilities provide consumers with solutions that are comprehensive, personalized, flexible, affordable, and easy to use and manage.

Based on our analysis, we estimate that we have automated more than 329,000 homes and businesses representing cumulative sales of more than 665,000 of our controllers, which include our automation software. We sell and deliver our solutions through our worldwide network of over 5,290 active direct dealers and 50 distributors and have solutions installed in 101 countries. In 2017, our top 100 dealers represented 18% of our total revenue and our top 10 dealers represented 4% of our total revenue.

We generated revenue of $244.7 million, $208.8 million and $163.2 million in 2017, 2016 and 2015, respectively. We had net income of $16.0 million and $13.0 million in 2017 and 2016, respectively, and a net loss of $1.7 million in 2015.

Our Industry

Within the last decade, the pace of innovation in the electronics industry has accelerated rapidly. Network-aware devices—such as televisions, smartphones, tablets, thermostats, audio systems, lighting, blinds, security systems, cameras, video doorbell stations and other appliances form the basis for the “connected controllable home.” Home automation technology integrates network aware and enabled devices in the connected home, unlocking the collective potential of these devices to work together to improve consumers’ lives, and with proliferation of connectable devices, we believe that the appeal of integrated home automation will continue to expand to a broadening base of consumers.

Whole-home or business automation solutions unify the control of audio, video, lighting, temperature, security, communications and other devices in the connected home or business to provide consumers with improved convenience, comfort, energy efficiency and security. The key functional elements of home or business automation include:

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

We believe new technology will continue to enhance the automation experience through artificial intelligence, identity recognition, presence and location awareness and advancements in voice control.

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

The Control4 solution integrates our own devices and thousands of third-party devices and systems into a unified, easy-to-use solution for mainstream consumers. As a result, our solution provides the consumer with the following benefits:

•

Easy to Use.  Our solution is designed to be simple and intuitive. Through our unified software platform, consumers can easily interact with their entire automated home without needing to learn how to use multiple interfaces or numerous remote controls. We have designed our solution so that anyone, from a young child to a grandparent, can pick up a Control4 remote or other interface device (including a smartphone or tablet with Control4’s app), and with a few intuitive clicks, watch a movie;

•

Broad Device Interoperability.  Our open and flexible platform provides consumers with access to a broad universe of third-party devices that become connected and interoperable through our solution. Our platform is currently interoperable with over 11,000 third-party devices, and we continually add additional integration with new devices in order to ensure that Control4 is able to integrate with the typical home’s connectable and controllable devices;

•

Advanced Personalization.  Our adaptable solution enables our consumers to personalize the features and functionality of their Control4 system. Using “When >> Then” automation, consumers can personalize their automation system through homeowner directed programming. Our modular design also enables the smooth integration of new third-party products to meet the evolving needs of our consumers as their lifestyles change;

•

Attractive Entry Point.  In February 2018, we released our new CA-1 controller which is designed for entry-level projects for homeowners interested in lighting, temperature control and security, and retails for $350 (excluding installation costs). This supplements our Entertainment and Automation series of controllers, or the EA Series, which includes the entry-level EA-1 controller at a reduced price point for entry-level consumers wanting to start with a single room multi-media automation experience of approximately $500 (excluding installation costs). Projects can then scale in sophistication and scope from a single room to a fully-integrated whole-home experience. We have also introduced entry-level solutions in networking with the release of the WR-1 router, and audio with the introduction of the award-winning Triad One streaming amplifier;

•

Professional Installation and Support.  As the number and types of connected devices continues to grow, the need for local professional consultation, installation and support is essential for a successful home automation experience. We have built a global network of over 5,290 active certified independent dealers. Independent dealers certified on our full range of products receive in-depth training and on-going education and support, enabling them to help consumers develop and install their personalized home automation experiences. To further increase consumer satisfaction, we also maintain a small Customer Advocacy & Care Group that works directly with consumers to understand unresolved questions and concerns and coordinate with their dealer to reach a resolution;

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

Our Strategy

Our primary goal is to be the leading provider of comprehensive home automation solutions that provide a premium experience for our customers. We believe we differentiate ourselves through our operating system which orchestrates the thousands of devices consumers choose to install in their homes. The following are key elements of our growth strategy:

•

Product Innovation.  We strive to continuously develop new innovative hardware and software products for our customers. We believe that our success to-date has been largely driven by our software platform’s ability to deliver personalized solutions for the end consumer. In 2017, we released Control4 OS 2.10, featuring expanded music service integrations with iHeartRadio, Sirius XM, and Spotify supported by our EA Controllers. In addition, we released an updated version of 4Sight which includes a new homeowner customization functionality called “When >> Then” automation;

•

Channel Expansion.  We have developed a global network of over 5,290 active, independent, authorized direct dealers and 50 distributors to sell, install and support our solutions. We intend to continue to expand and optimize our dealer and distributor network to ensure that we have sufficient geographic coverage across both existing and new markets. We will also continue to devote significant resources to increase the productivity and competency of our dealers and distributors by providing them with ongoing training, tools and support. For example, in 2017 we launched the Pakedge Certified Network Administrator (PCNA) hands-on and online training program to provide dealers and technicians the networking knowledge they need to design, install, and manage wired and wireless IP networks;

•

Enhanced Services.  In addition to automating devices within the home, our solution also enables a wide variety of service and application opportunities. We plan to continue to enhance our cloud-based services which provide consumers with remote home monitoring, support and control capabilities from any Internet-connected mobile device or computer. We also recently acquired the intellectual property and key operating assets of ihiji, Inc. (“ihiji”), a leading provider of remote management services for technical integrators servicing connected home customers.  By offering BakPak, Control4’s network management solution, and combining it with ihiji’s invision device monitoring and management solution in the future, Control4 can provide robust cloud-based services to our dealers to securely and efficiently monitor end-customer systems, which we intend to continue to develop and integrate. In addition, we recently integrated the latest release of our BakPak management software on the entry-level Pakedge RK-1 Router enabling our independent dealer network to offer more homeowners the benefits of a monitored, intelligent home network;

•

Licensing Opportunities.  We continue to make our technology available to third parties through licensing agreements. We make our device auto-discovery technology, Simple Device Discovery Protocol (“SDDP”), available on a royalty-free basis to third parties to streamline and automate the setup, identification and configuration of their devices into our system. For example, in the past year, both LG and Samsung announced the incorporation of SDDP software in their products to simplify integration with Control4 installations. As of December 31, 2017, 270 third parties had licensed SDDP from us, representing 2,900 SDDP enabled devices.  We also plan to expand our licensing activities to leverage third-party distribution channels, grow our partner relationships through our integration certification program for third-party products, simplify the home automation experience for dealers and consumers, and increase interoperability; and

•

Strategic Acquisitions.  As the operating system of the connected home, we believe we are ideally positioned to identify, acquire and integrate strategic acquisitions that are complementary to our current offerings, strengthen and expand our technology foundation, enhance our market positioning, distribution channels and sales, and are consistent with our overall growth strategy. For example, over the last few years we have acquired companies such as Pakedge Device & Software, Inc. (“Pakedge”), a leading and award winning developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business; and Nexus Technologies Pty, Ltd. (“Nexus”), a leading distributed audio/video provider.

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

Software Platform

At the center of the Control4 product line is the Control4 Home Operating System, which we refer to as the C4 OS, and the associated application software and software development kits, or SDKs. The high-level software components include:

•

Director.  Director is a real-time, extensible home operating system that runs on our controllers. It is responsible for monitoring and receiving events from numerous devices and services, processing those events according to consumer personalization settings, and then dispatching commands to the appropriate devices to perform predefined actions;

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

•

Control4 Drivers.  Control4 creates drivers for all of our internal hardware, and also provides Driverworks SDK (software development kit) to third parties in order to enable dealers, programmers and device manufacturers to independently develop and test custom two-way interface drivers to support the integration of a new device or device model into our system, or to customize and enhance an existing driver. DriverWorks SDK has enabled 11,000 different products and services to be incorporated into the Control4 ecosystem;

•	I/O Servers. We maintain dedicated IP servers, Zigbee servers, and Z-Wave servers allowing connected homes to communicate with devices on various types of wireless standards; and,

•

Cloud-Based Services and Tools. 4Sight is our subscription service that enables end customers to remotely access, monitor and adjust settings in their homes (such as lights, temperature settings, door locks, gates and cameras), receive event-based email alerts from their system. 4Sight also enables voice control of the Control4 system through Amazon Alexa and allows consumers to personalize their automation experience through simple homeowner directed programming, referred to as “When >> Then” automation. BakPak is a customer account management system for dealers, enabling rapid remote diagnostics and response to customer connectivity issues, proactive device management, and greater visibility of networks and automation systems within each connected home.

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

•

Controllers.  Our controllers run our Director software to monitor, process and automate events, statuses and actions for numerous devices and services, creating a comprehensive connected home experience. Currently we offer three Entertainment and Automation series controllers: (1) the EA-1 is designed for a single-room audio/video entertainment automation, such as a family-room, home-theater, a study, or bedroom; (2) the EA-3 is designed to integrate and control automation in small-to-mid-sized homes; and (3) the EA-5 is designed to integrate and control automation in large homes and estates. In addition, we recently released the CA-1 controller designed for entry-level projects for homeowners interested in lighting, temperature control and security.  Controllers are the hub of our systems and represented 26% of our total revenue in 2017.

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

•

Audio Solutions. Our EA series controllers offer high-resolution audio with bit depth up to 24bit and sample rates up to 192kHz. In addition, we offer audio distribution and amplification products that scale from single room systems to whole home distributed audio systems. We offer 4-zone and 8-zone power amplifiers, 4x4 and 8x8 matrix amplifiers, a 16x16 audio matrix switch, and a single-zone wireless amplifier for retrofit installations. In addition, through our Triad brand, Control4 offers a comprehensive range of high-quality, customizable speakers designed for home theaters, family rooms, whole-home or multi-room audio, as well as for outdoor environments. Consumers are able to listen to their personal music library as well as streaming music services via our music streamer, which is built into our controllers. Consumers can also enjoy music available on their smartphone, tablet or computer by wirelessly streaming their selection to their home audio system using AirPlay, DLNA or Bluetooth technologies.

•

Video Solutions.  We offer a broad line of video matrix switches ranging from 6x6 to 10x10, which includes HDMI as well as HDBaseT switches that are capable of distributing HD video images up to 100 meters over cat5/6e cable. This product line also includes a variety of additional extender kits, mounting kits, and various packages for broad flexibility in offering systems that allow customers to watch what they want, when and where they want to watch it.

•

Lighting Products.  We offer a suite of lighting products that provide personalized control and energy management. Our suite of wireless light switches, dimmers and keypads can revitalize an existing home or complement new home construction. We offer innovative in-wall wireless switches and dimmers for 120V, 240V and 277V electrical loads, which meet the requirements of North America, Europe, Asia and many other international markets. We also offer centralized, wired lighting systems, where all of the lighting control can be managed on a remote panel. In addition to providing lighting control, our keypads can be programmed to operate other systems in the home, such as a lighting scene or audio control.

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

•

Security Products.  We offer video doorbell station products that allow our customers to see who is at the door from their network-enabled smartphone, tablet or Control4 interface. In addition, we distribute certified third-party products, including IP cameras, NVRs, deadbolts, motion sensors, garage access systems and water leak detection systems, from our security partners such as Baldwin, Lilin, Nyce, Kwikset and Yale. We also integrate with the top security panel manufacturers such as DSC, Honeywell and Interlogix, including network video recorder products and surveillance cameras sold by five of the top security monitoring manufacturers.

•

Communication Products.  We offer full motion video and high-quality audio intercom capability through our in-wall and tabletop touchscreens, as well as our exterior weather-resistant video doorbell stations.

Our Distribution Network

We offer our products exclusively through a network of independent dealers that professionally install our products. In 2005, we started selling our solutions through a network of around 450 independent dealers. Since that time, our distribution network has grown to over 5,290 active direct dealers and 50 distributors in 101 countries. Our direct independent dealer network is comprised of 4,220 dealers offering our full range of products and 1,070 dealers selling only the Pakedge and Triad line of products. Our distributors are comprised of 33 distributors offering our full range of products and 17 distributors offering only Pakedge and Triad line of products. Dealers range in size from small family businesses to large enterprises.

Our dealers are independent home automation and networking specialists that have significant experience in designing, installing and servicing both low- and high-voltage systems including music, video, security, networking, communications and temperature control. Every authorized dealer of our full line of products has gone through extensive training and has passed the necessary certification tests—either in one of our training facilities located in the United States, the United Kingdom, Germany, Australia, China, or India or in a training facility operated by one of our 33 distributors. In order to become certified to sell and install our full line of solutions, every installer for each dealer must complete course work and pass pre-training examinations, as well as pass rigorous testing at the conclusion of the multi-day formal training.

We sell directly through dealers in the United States, Canada, the United Kingdom, Australia, China, Germany and 50 other countries. We partner with 50 distributors to serve 45 additional countries. Together, our independent dealer network and our distributors allow us to service 101 countries. Our distributors recruit, train and manage dealers within their region and also help dealers find country-specific solutions for unique needs based on the special home automation market characteristics within each country. In recent years, we have moved more toward a dealer-direct model in specific international regions, and we have added, and continue to add, sales and support staff in the United Kingdom, China, India, Australia and Germany.

During the years ended December 31, 2017, 2016 and 2015, respectively, none of our dealers or distributors accounted for more than 5% of our revenue. None of our dealers or distributors have minimum or long-term purchase obligations. Dealer orders are typically placed on a project-by-project basis. As such, our dealers do not typically carry significant levels of inventory. The resulting just-in-time model helps reduce dealer inventory investment. Our dealers around the world are each responsible for local marketing, selling, installing and servicing our solution for the consumer.

Our Partners

The home automation market is made up of a collection of thousands of electronically controllable products made by hundreds of key manufacturers. We believe that our success has come, in part, due to our ability to establish relationships with many of these manufacturers. As of December 31, 2017, approximately 100 separate manufacturers had formally submitted over 2,300 devices to us for Control4 certification so that our worldwide dealer and distributor network can be assured that these third-party devices work uniformly with our platform.

Third-party manufacturers are currently selling over 1,130 different products representing 33 brands (including brands such as Denon, Sony and Yale) through our online store. Our online store provides manufacturers valuable reach into our trained dealer network, and it helps our dealers gain easy access to products that they know are certified by Control4. We also partner with other companies for purposes of strategic initiatives.

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

As of December 31, 2017, we had 249 employees in our research and development organization, most of whom were located at our headquarters in Salt Lake City, Utah. Our research and development expenses were $40.6 million in 2017,

$36.0 million in 2016, and $32.4 million in 2015. We intend to continue to invest in research and development to expand our solutions and capabilities in the future.

Our Manufacturing

We outsource most of the manufacturing of most of our hardware products to contract manufacturers. The majority of our hardware products are manufactured by iLife Technology Co., Ltd (“iLife”), Remote Control Systems, Inc. (“RCS”) and Sanmina Corporation (“Sanmina”) at their facilities located in China and Korea, with additional manufacturing performed by several other contract manufacturers located throughout Asia. Our agreement with iLife automatically renews for a one-year term in February 2018 and will continue to automatically renew for successive one-year periods unless either (i) iLife gives written notice of its intent to terminate the agreement at least 180 days prior to the end of the then current term, or (ii) Control4 gives written notice of its intent to terminate the agreement at least 30 days prior to the intended termination date. Our agreement with RCS automatically renewed for a one-year term in September 2017 and will continue to renew for successive one-year periods unless either party gives written notice of its intent to terminate the agreement at least 120 days prior to the end of the then current term. Our agreement with Sanmina automatically renewed for a one-year term in June 2017, and will continue to automatically renew for successive one-year terms unless either party gives written notice of its intent to terminate the agreement at least 90 days prior to the end of the then current term, or at any other time with at least 120 days’ written notice.

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

We have multiple sources for most of our components. However, we depend on single source manufacturers for certain critical components, including processors and touch panels. We can choose to change processor and memory modules for any of our products, but because of high implementation costs and significant lead times, we generally choose to make these changes only upon development of new products. We also rely on certain custom connectors, cables and mechanical enclosures for our hardware products that are single sourced because of the high tooling costs of sourcing the components from multiple suppliers. In each of these cases, we own the drawings and design of these custom components. We also manufacture custom builds for our high-end Triad speakers in our facility in Portland, Oregon.

Our Sales and Marketing

Our marketing team supports our sales channel with dealer-directed advertising and promotions, lead-generation, social media engagements and training events, as well as the design and production of consumer-facing, customizable collateral, point-of-sale video and showroom signs and advertising. Our website is the anchor of our online and social media strategy, from which we direct leads to our independent dealers. Control4’s bi-annual magazine, Home Smart Home, features lifestyle stories of Control4 installations from around the world and is available for download on our website and helps drive demand for our solutions and leads for our dealers.

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

We are active participants at global industry conferences and maintain a significant presence at Custom Electronics Design and Installation Association (“CEDIA”) Expo trade shows. Beyond CEDIA Expo in the United States, we exhibit at ISE, the annual industry trade show held in Amsterdam, as well as participate in CEDIA-specific events and tradeshows throughout China to assist in the recruitment and training of new dealers in that region. We are frequently featured in the trade press and maintain strong relationships with the industry’s key analysts and associations. We believe that partnering with device manufacturers, leveraging co-marketing partnerships, expanding our sales channels and increasing our brand recognition among consumers are key components of our growth strategy.

Our Competition

The market for home automation systems is fragmented, highly competitive and continually evolving. Our current competitors fall into several categories:

•	providers that focus primarily on the professional installation segment of the home automation market, including Crestron, Elan, Lutron and Savant;

•	providers of point products that address a narrow set of networking, entertainment or control capabilities, including Logitech, Luxul, Nest, Ruckus, Ring, Sonance, Sonos and Universal Remote Control;

•	providers of managed home control and security services, including ADT, AT&T, Comcast and Vivint (which in turn may utilize third-party software from companies including Alarm.com and iControl);

•	providers of device control platforms such as Apple HomeKit and SmartThings; and

•

large technology companies such as Amazon, Apple, Google and Samsung that offer device control capabilities within some of their own products, applications and services, and are engaged in ongoing development efforts to address the broader home automation market.

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

As of December 31, 2017, we owned 61 issued U.S. patents (20 of which are design patents) that are scheduled to expire between 2025 and 2034, with respect to utility patents, and between 2020 and 2029, with respect to design patents. We continue to file patent applications in multiple jurisdictions and as of December 31, 2017, we had 10 patent applications published and 7 patent applications pending in the United States. We also had 15 issued patents and 1 pending patent application under foreign jurisdictions and treaties such as Canada, Australia, New Zealand, the United Kingdom, Germany, France and the European Patent Convention.

We also rely on several registered and unregistered trademarks to protect our brand. As of December 31, 2017, we had the following registered trademarks: (a) Control4, Control4 My Home, the Control4 Design, the 4 Design, 4Store, 4Sight, Mockupancy, Pakedge, Pakedge SectorMaxx, Pakedge TruStream, Smartwav, Stealth Ports, Triad, the Triad Design, the Triangle Design, BakPak, and the BakPak and Pakedge Device&Software Inc. Design in the United States, (b) Control4 in Brazil, Canada, China, the European Union, India and Mexico, (c) the Control4 Design in China, and (d) the 4 Design in Brazil, China, the European Union and Mexico.  As of December 31, 2017, we also had 12 trademark applications, for various marks, pending in Australia, China, the European Union, India and the United States.

We have filed for U.S. copyright protection for our source code for all major releases of our software. We also license software from third parties for integration into or use with our products, including open-source software and other commercially available software.

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

Employees

As of December 31, 2017, we had 635 full-time employees, including 526 employees in the United States and 109 employees outside the United States. None of our employees are currently represented by a labor union or trade council with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Available Information

Our website is located at www.Control4.com, and our investor relations website is located at www.investor.Control4.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements are available through our investor relations website, free of charge, after we file them with the Securities and Exchange Commission (“SEC”). You may also visit the SEC's website at www.sec.gov to view all of the reports we file or furnish with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website also provides notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs. Further corporate governance information, including our corporate governance guidelines and board committee charters, is also available on our investor relations website under the heading "Corporate Governance.” The content of our websites is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of December 31, 2017, we had an accumulated deficit of $67.0 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not grow to offset any increased expenses, we will not be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. Our net income for the years ended December 31, 2016 and 2017 was $13.0 million and $16.0 million, respectively, but we may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays in manufacturing and selling our products and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our profitability will be harmed and our stock price may fall.

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

We expect competition from these large technology companies, retailers and managed service providers to increase in the future. This increased competition could result in pricing pressure, reduced sales, lower margins or the failure of our solutions to achieve or maintain broad market acceptance. To remain competitive and to maintain our position as a leading provider of professionally installed automation and control solutions for the connected home, we will need to invest continuously in product development, marketing, dealer and distributor service and support, and product delivery infrastructure. We may not have sufficient resources to continue to make the investments in all of the areas needed to maintain our competitive position. In addition, many of our competitors have longer operating histories, greater name recognition, larger consumer bases and significantly greater financial, technical, sales, marketing and other resources than us, which may provide them with an advantage in developing, marketing or servicing new solutions. Increased competition could reduce our market share, revenue and operating margins, increase our operating costs, harm our competitive position or otherwise harm our business and results of operations.

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

As of December 31, 2017, we have over 5,290 active direct dealers and 50 distributors authorized to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of mainstream consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain the relationships with our existing dealers and distributors, our business could be harmed.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of audio, video, lighting, temperature, and security, and we benefit from our relationships with partners that allow our system to provide integrated and extensible control of over 11,000 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including new and additional products, demand for our solutions could decline and we could lose sales. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

If we are unable to adapt to technological change and implement technological and aesthetic enhancements to our products, this could impair our ability to remain competitive.

The market for home automation and control solutions is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. However, product development often requires significant lead-time and upfront investment and our ability to attract new consumers and increase revenue from existing consumers will depend in significant part on our ability to accurately anticipate changes in industry standards and to continue to appropriately fund development efforts to enhance existing solutions or introduce new solutions in a timely basis to keep pace with technological developments. This is true of all our products but is particularly important with respect to our user interface and other direct consumer interface products. Similarly, if any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices, which could impact sales and decrease our market share. Any delay or failure in the introduction of new or enhanced solutions could harm our business, results of operations and financial condition.

We currently rely on contract manufacturers to manufacture our products and on component vendors to supply parts used in our products. The majority of our components are supplied by a single source. Any disruption in our supply chain, or our failure to successfully manage our relationships with our contract manufacturers or component vendors could harm our business.

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture most of our products and components, and in many cases one of these manufacturers is our only source for a particular product or product family. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For the year ended December 31, 2017, three contract manufacturers, iLife, RCS and Sanmina, manufactured approximately 58% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social and legal uncertainties that may harm our relationships with them. If we fail to manage our relationships with our contract manufacturers, component vendors or shipping partners effectively, or if our contract manufacturers, component vendors or shipping partners experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’, component vendors’ or shipping partners’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers, component vendors, or shipping partners we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

Changes in import/export regulatory regimes and duties could negatively impact our business.

The current presidential administration in the United States has made comments suggesting that it is not supportive of certain existing international trade agreements, and at this time, it remains unclear what this administration may or may not do with respect to these international trade agreements. Additional or increased import taxes or duties in the United States could negatively impact our cost structures.  If the United States were to withdraw from or materially modify certain international trade agreements, change tax provisions related to the global manufacturing and sales of our products, or otherwise alter regulations impacting our existing business, our financial condition and results of operations could be adversely affected.

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

The market for home automation and control solutions is evolving, and it is uncertain whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with other solutions, concerns about cost, and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market, and while our solutions target the high end of the market, we also have solutions that target middle- and entry-level home owners, including our EA-1 that is designed to control smaller, single room projects with an entertainment component and a new CA-1 controller for smaller projects that only include lighting, comfort, and/or security, which we released in February 2018. Our ability to expand the sales of our solutions to a broader consumer base depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the ability to develop effective relationships with independent dealers and distributors, the cost and functionality of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to mainstream consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

Any defect in, or disruption to, our solutions could cause consumers to remove their products, not to purchase additional products from us, prevent other potential consumers from purchasing our solutions, or harm our reputation. The nature of the solutions we provide, including our interface with home security solutions, may expose us to greater risks of liability for system failure or even installation errors by our independent dealers than may be inherent in other businesses. Substantially all of our dealer agreements contain provisions limiting our liability to dealers and our consumers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot be sure that these limitations will be enforced, and defending a lawsuit, regardless of its merit, could be costly, divert management’s attention, affect our ability to obtain or maintain liability insurance on acceptable terms and could harm our business. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some jurisdictions may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. Although we currently maintain some warranty reserves, we cannot be sure that these warranty reserves will be sufficient to cover future liabilities. Furthermore, we may be required to indemnify our dealers, distributors and other partners against certain liabilities they may incur as a result of defects of our products.

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

We are subject to a variety of laws and regulations that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Continually implementing up-to-date data security tools and procedures and maintaining privacy standards that comply with ever-changing privacy regulations in multiple jurisdictions (including but not limited to the General Data Protection Regulation (GDPR) in the European Union, which will go into effect on May 25, 2018) is challenging.

In addition, on July 12, 2016 the European Commission formally adopted the new EU – U.S. Privacy Shield, which provides a safe harbor for the transfer of personal information, by U.S. companies doing business in Europe from the European Economic Area to the United States provided that such U.S. companies self-certify under this framework. Control4 has submitted its self-certification application pursuant to the Privacy Shield, and as part of this self-certification, we have committed to abide by the Privacy Shield principles with respect to any personal information transferred.

We publicly post our privacy policies and practices concerning our processing, use and disclosure of personal information. Our privacy policy and other statements we publish provide promises and assurances about privacy and security that could subject us to potential regulatory action or other liabilities if such statements are found to be deceptive or misrepresentative of our practices or if we fail to take adequate measures to ensure that we adhere to applicable regulations, or if our third-party data processors fail to adequately protect personal information that they process on our behalf.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the year ended December 31, 2017, we spent $40.6 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

Our strategy includes pursuing acquisitions and our potential inability to successfully integrate newly-acquired technologies, assets, businesses, or personnel may harm our financial results.

We believe part of our growth will be driven by acquisitions of other companies or their technologies, assets and businesses. Recent acquisitions include Pakedge in January 2016, Triad in February 2017 and substantially all the assets of ihiji in December 2017. These acquisitions and any future acquisitions we complete will give rise to risks, including:

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

As of December 31, 2017, our net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $66.7 million and $67.8 million, respectively. In addition to the NOL carryforwards, as of December 31, 2017, we had U.S. federal and state tax credit carryforwards of $6.6 million and $2.8 million, respectively. While we have generated profits at times in the past, there is no assurance that we will be able to generate sufficient taxable income to utilize our NOLs or tax credits before they expire. Our NOL carryforwards were fully reserved for as of December 31, 2017.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could harm our results of operations or the manner in which we conduct our business. For example, on December 22, 2017, “H.R.1”, f known as the “Tax Cuts and JOBS Act”, (the “Tax Act”) was signed into law, which among other changes reduces the corporate income tax rate to 21%, creates a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), and requires companies to pay minimum taxes on foreign earnings and subjects certain payments from U.S. corporations to foreign related parties to additional taxes. While this act will result in a lower domestic income tax rate once we fully utilize our net operating loss and other accumulated tax credits, we will be subject to the one-time mandatory tax on previously deferred foreign earnings.  We will continue to monitor the impact of this and further changes to applicable tax laws to our overall business strategy.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could harm our results of operations.

Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. For example, Google Inc. acquired Nest Labs, a manufacturer of thermostats and smoke detectors; Nest Labs acquired Dropcam, a home-monitoring camera company; and Samsung Electronics Co., Ltd. acquired SmartThings and Harman International Industries. Transactions such as these, as well as any additional consolidations, acquisitions, alliances or cooperative relationships, or new product introductions by companies in our industry, could lead to pricing pressure, reduce our market share or result in a competitor with greater financial, technical, marketing, service and other resources than ours, all of which could harm our business, results of operations and financial condition.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, as we have in the past, our auditors will not be required to opine on the effectiveness of our internal control over financial reporting. As a result, investors may be less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, as we have in the past, investors will have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be harmed. We expect that our “emerging growth company” status will expire on December 31, 2018, the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Our three largest contract manufacturers, which manufactured 58% of our inventory purchases for the year ended December 31, 2017, have manufacturing facilities located in China and Korea. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in those regions may delay or forego purchases of our solutions from dealers and distributors, which may harm our results of operations for a particular period. For example, the recent hurricanes in Texas and Florida and the fires in northern California impacted ongoing projects in areas where Control4 has significant sales. In addition, acts of terrorism, including cyber terrorism or crime, could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology, and may impose additional or broader controls, export license requirements and restrictions on the import or export of some technologies in the future. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Although we do not believe that any of our products currently require an export license, if our products or components of our products become subject to governmental regulation of encryption technology or other governmental regulation of imports or exports, we may be required to obtain import or export approval for such products, which could increase our costs and harm our international and domestic sales and our revenue. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges, which would harm our results of operations.

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

We have a limited history of marketing, selling, and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 22% of our total revenue for the year ended December 31, 2017, and we expect that percentage may grow in the future.  As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

On June 23, 2016, the citizens of the United Kingdom approved a referendum to leave the European Union (“Brexit”), which led to significant political, economic and legal uncertainty. In addition, the Brexit vote triggered a devaluing of the pound sterling relative to the euro and the U.S. dollar, and in Europe we generally sell our products and incur expense in local currencies including the pound sterling and the euro, but incur exchange rate gains and losses for U.S. dollar denominated assets and liabilities including intercompany and third-party accounts receivables and payables. The pound has subsequently recovered some of its value against the dollar, and we enter into forward contracts to help offset our exposure to movements in foreign currency exchange rates relative to some of these U.S. dollar denominated balances; however, there is no guarantee that we will correctly anticipate the optimal amounts of such offsets in the future.

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

The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act 2010 (the “U.K. Bribery Act”), and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. In addition, U.S.-based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-corruption laws may conflict with local customs and practices. Although we periodically train our employees and agents about these anti-corruption laws, we cannot assure that our training is effective in reducing the risks attendant to such anti-corruption laws. Our global operations require us to import from and export to several countries, which geographically stretches our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs, which could harm our business, financial condition and results of operations. Our employees or other agents may engage in prohibited conduct and render us responsible under the FCPA, the U.K. Bribery Act or similar anti-corruption laws. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of other parties), we could suffer criminal or civil penalties or other sanctions, which could harm our business.

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

As of December 31, 2017, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 26% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, control or significantly influence most matters related to the management and affairs of our company. Accordingly, this concentration of ownership and managerial authority might harm the market price of our common stock by:

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate headquarters are located in Salt Lake City, Utah, where we lease approximately 85,000 square feet of commercial space under a lease that expires on June 30, 2018. We are currently in the process of renegotiating this lease. We use this space for sales, research and development, dealer and distributor service and support, and administrative purposes. We also lease approximately 60,000 square feet of warehouse space in Salt Lake City, Utah under a lease that expires on March 31, 2019.

In connection with our sales efforts in the United States and abroad, we lease office space typically on a short-term renewable basis domestically in San Jose, California; Charlotte, North Carolina; Hayward, CA; Orange County, CA; and Chicago, Illinois, and internationally in York, United Kingdom; Shanghai, China; Melbourne, Australia; Frankfurt, Germany; and New Belgrade, Serbia. Furthermore, in connection with the acquisition of Triad Speakers in February 2017, we have added warehouse space in Portland, Oregon, and in connection with the acquisition of ihiji, Inc. in December 2017, we have added office space in Austin, Texas, both under short-term, renewable leases.

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

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest closing prices for our common stock on the NASDAQ Global Select Market during each quarter since our initial public offering. On February 9, 2018, the last reported sale price for our common stock on the NASDAQ Global Select Market was $24.12 per share.

2017	High	Low
Fourth Quarter	$35.76	$26.87
Third Quarter	$29.46	$19.27
Second Quarter	$20.88	$14.82
First Quarter	$16.00	$10.58

2016	High	Low
Fourth Quarter	$12.28	$9.98
Third Quarter	$12.28	$8.03
Second Quarter	$8.50	$7.13
First Quarter	$9.07	$5.67

Holders of Record

As of February 9, 2018, there were 17 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison from August 2, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2017 of the total cumulative return of our common stock with the total cumulative return of the S&P 500 Index and S&P 500 Information Technology Sector Index. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

Unregistered Sale of Equity Securities

None.

Issuer Purchases of Equity Securities

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. During the fiscal quarter ended December 31, 2017, we did not repurchase any outstanding common stock under the share repurchase program. All shares of common stock held in treasury were retired as of December 31, 2017.

In February 2018, the Company’s Board of Directors authorized the expansion of the repurchase program providing approval for the Company to repurchase up to $20 million in Control4 common stock from time to time on the open market Any shares repurchased will be in compliance with applicable legal requirements, at prices determined to be attractive and in the best interests of both the company and its stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K for disclosure relating to our equity compensation plans. Such information will be included in our proxy statement relating to our 2018 annual meeting of stockholders, which is incorporated herein by reference.

ITEM 6.  Selected Financial Data

We have derived the selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We have derived the selected consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements not included in this Form 10-K. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period and the results for any interim period are not necessarily indicative of the results to be expected in the full year.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$244,725	$208,802	$163,179	$148,800	$128,511
Cost of revenue	120,230	105,123	81,645	72,443	64,234
Cost of revenue—inventory purchase commitment	—	—	—	—	(380)
Gross margin	124,495	103,679	81,534	76,357	64,657
Operating expenses:
Research and development	40,638	35,985	32,385	27,365	24,979
Sales and marketing	47,825	42,198	32,594	25,887	21,975
General and administrative	21,926	20,309	17,355	14,195	12,329
Litigation settlement	—	475	21	47	440
Total operating expenses	110,389	98,967	82,355	67,494	59,723
Income (loss) from operations	14,106	4,712	(821)	8,863	4,934
Interest and other expense, net	331	(542)	(563)	(296)	(1,183)
Income (loss) before income taxes	14,437	4,170	(1,384)	8,567	3,751
Income tax expense (benefit)	(1,542)	(8,784)	268	411	248
Net income (loss)	$15,979	$12,954	$(1,652)	$8,156	$3,503
Net income (loss) per common share:
Basic	$0.64	$0.55	$(0.07)	$0.34	$0.33
Diluted	$0.60	$0.53	$(0.07)	$0.32	$0.16

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

Our non-GAAP results also exclude the one-time financial impact of the Tax Act as well as adjustments to deferred tax assets resulting from a non-cash write-off on an intra-entity transfer of intangible assets. This is consistent with our practice of excluding large, one-time items in non-GAAP results.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$124,495	$103,679	$81,534	$76,357	$64,657
Stock-based compensation expense in cost of revenue	251	171	174	105	63
Amortization of intangible assets in cost of revenue	3,164	3,052	1,392	491	319
Acquisition-related costs in cost of revenue	228	2,162	294	—	—
Cost of revenue—inventory purchase commitment	—	—	—	—	(380)
Non-GAAP gross margin	$128,138	$109,064	$83,394	$76,953	$64,659
Revenue	$244,725	$208,802	$163,179	$148,800	$128,511
Gross margin percentage	50.9%	49.7%	50.0%	51.3%	50.3%
Non-GAAP gross margin percentage	52.4%	52.2%	51.1%	51.7%	50.3%
Reconciliation of Income (Loss) From Operations to Non-GAAP Income (Loss) From Operations:
Income (loss) from operations	$14,106	$4,712	$(821)	$8,863	$4,934
Stock-based compensation expense	12,105	8,370	7,034	5,341	3,760
Amortization of intangible assets	5,212	4,598	1,474	491	319
Acquisition-related costs	535	3,451	1,393	—	—
Cost of revenue—inventory purchase commitment	—	—	—	—	(380)
Litigation settlement	—	475	21	47	440
Executive severance	—	157	—	—	340
Non-GAAP income (loss) from operations	$31,958	$21,763	$9,101	$14,742	$9,413
Revenue	$244,725	$208,802	$163,179	$148,800	$128,511
Operating margin percentage	5.8%	2.3%	(0.5)%	6.0%	3.8%
Non-GAAP operating margin percentage	13.1%	10.4%	5.6%	9.9%	7.3%
Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss):
Net income (loss)	$15,979	$12,954	$(1,652)	$8,156	$3,503
Stock-based compensation expense	12,105	8,370	7,034	5,341	3,760
Amortization of intangible assets	5,212	4,598	1,474	491	319
Acquisition-related costs	(1,722)	(5,911)	1,393	—	—
Cost of revenue—inventory purchase commitment	—	—	—	—	(380)
Litigation settlement	—	475	21	47	440
Convertible preferred stock warrant	—	—	—	—	709
Executive severance	—	157	—	—	340
Impact of the Tax Act	(223)	—	—	—	—
Deferred income tax asset adjustment	767	—	—	—	—
Non-GAAP net income (loss)(1)	$32,118	$20,643	$8,270	$14,035	$8,691
Reconciliation of Net Income (Loss) per Share to Non-GAAP Net Income (Loss) per Share:
Basic net income (loss) per share	$0.64	$0.55	$(0.07)	$0.34	$0.33
Stock-based compensation expense	0.49	0.36	0.29	0.23	0.36
Amortization of intangible assets	0.21	0.20	0.06	0.02	0.03
Acquisition-related costs	(0.07)	(0.25)	0.06	—	—
Cost of revenue—inventory purchase commitment	—	—	—	—	(0.04)
Litigation settlement	—	0.02	—	—	0.04
Convertible preferred stock warrant	—	—	—	—	0.07
Executive severance	—	—	—	—	0.03
Impact of the Tax Act	(0.01)	—	—	—	—
Deferred income tax asset adjustment	0.03	—	—	—	—
Non-GAAP basic net income (loss) per share(1)	$1.29	$0.88	$0.34	$0.59	$0.82
Diluted net income (loss) per share	$0.60	$0.53	$(0.07)	$0.32	$0.16
Stock-based compensation expense	0.45	0.35	0.28	0.21	0.17
Amortization of intangible assets	0.19	0.19	0.06	0.02	0.01
Acquisition-related costs	(0.06)	(0.24)	0.06	—	—
Cost of revenue—inventory purchase commitment	—	—	—	—	(0.02)
Litigation settlement	—	0.02	—	—	0.02
Convertible preferred stock warrant	—	—	—	—	0.03
Executive severance	—	—	—	—	0.02
Impact of the Tax Act	(0.01)	—	—	—	—
Deferred income tax asset adjustment	0.03	—	—	—	—
Non-GAAP diluted net income (loss) per share(1)	$1.20	$0.85	$0.33	$0.55	$0.39
Weighted-average number of shares:
Basic	24,803	23,402	24,121	23,685	10,609
Diluted	26,775	24,360	25,041	25,646	22,263

(1) Excludes the calculated effect of non-GAAP adjustments on income tax expense of $1.4 million for the year ended December 31, 2017.

Consolidated Balance Sheet Data

The following table sets forth our selected consolidated balance sheet data as of the dates presented:

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,761	$34,813	$29,530	$29,187	$84,546
Investments, net(1)	56,254	27,128	51,477	68,032	—
Property and equipment, net	7,337	6,463	6,584	5,089	3,943
Working capital, excluding deferred revenue	109,067	86,728	88,411	98,782	95,422
Total assets	214,455	165,058	141,863	142,030	122,686
Long-term debt, including current portion	—	—	913	1,828	2,966
Total stockholders’ equity	174,773	136,882	115,445	118,302	98,474
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

•	Key Operating and Financial Metrics. Key operating and financial metrics that we use to evaluate and manage our business.

•	Results of Operations. An analysis of our financial results comparing 2017 to 2016 and comparing 2016 to 2015.

•	Quarterly Results of Operations and Other Data. An analysis of our quarterly results of operations for each of the quarters in the two-year period ended December 31, 2017.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•

Contractual Obligations and Off-Balance Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of December 31, 2017, including expected payment schedule.

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

Consumers purchase our smart solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, retailers and distributors design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security, network management and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, retailers and distributors as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, primarily related to products installed in hotels, which is excluded from our calculation of Core revenue as well as certain specialty display products and associated installation sales in Australia. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be project-based and uneven from period to period. During the year ended December 31, 2017, over 4,220 active direct dealers were authorized to sell and install the full Control4 line of products in the United States, Canada, the United Kingdom, Australia, China, Germany and 50 other countries, and 33 distributors were authorized to cover an additional 45 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, and billing for dealers in each of those countries. We have an additional 1,070 active dealers and 17 distributors that are currently authorized to sell only our Pakedge and Triad line of products.

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

We were founded in 2003 and began shipping our products and generating revenue in 2005. Our revenue growth rates for the last five complete calendar years are shown in the following table (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Core revenue	$239.3	$203.9	$160.7	$144.7	$126.4
Core revenue growth over prior year	17%	27%	11%	14%	20%

Other revenue	$5.4	$4.9	$2.5	$4.1	$2.1
Other revenue changes over prior year	10%	96%	-39%	95%	-46%

Total revenue	$244.7	$208.8	$163.2	$148.8	$128.5
Total revenue growth over prior year	17%	28%	10%	16%	17%

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

Recent Developments

Some recent developments that we believe may enhance our offerings and help drive growth include, but are not limited to, the following:

•

Introduced our new CA-1 controller, an entry level controller for projects that only need lighting, temperature control, and security integration, and do not require additional entertainment features found in our EA series of controllers.

•

Launched an extensive line of Triad high-resolution multi-room audio products featuring a single-zone streaming amplifier, a power amplifier, and two audio matrix switches, designed to deliver high-resolution audio in every corner of the home, from the source to the listener’s ears;

•	Released OS 2.10, featuring expanded music service integrations with iHeartRadio, Sirius XM, and Spotify supported by our EA Controllers;
•	Released an updated version of 4Sight which includes a new homeowner customization functionality called “When >> Then” automation;
•

Launched the Pakedge WR-1 wireless router with BakPak Lite, a high-performance integrated network router and wireless access point with built-in cloud-based network management. Designed for small homes and simpler smart home installations, this wireless router provides reliable, affordable wired and wireless networking;

•

Launched the Pakedge Certified Network Administrator (“PCNA”) program. PCNA is a training experience that employs a unique blend of comprehensive online coursework with hands-on practical learning using Pakedge networking gear to provide dealers and technicians the networking knowledge they need to design, install, and manage wired and wireless IP networks;

•

Launched the new Triad Garden Array outdoor speakers, a family of all-weather, landscape speakers that include a premium satellite speaker and subwoofer designed to be placed throughout flower beds or around the yard to blanket outdoor spaces with rich, beautiful audio;

•

Launched the new Pakedge PowerPak family of power control devices that provide centralized power control and management with surge protection for all equipment in a connected home. Dealers can use the BakPak enabled PowerPak power distribution units (“PDUs”) to monitor and manage their entire customer base in a single interface; and,

•

Integrated the latest release of our BakPak management software on the Pakedge RK-1 Router enabling our independent dealer network to offer more homeowners the benefits of a monitored, intelligent home network.

While our historical revenue growth has been primarily organic, we have completed several recent acquisitions that we believe enhance our product offerings and position us for continued growth in the future. Recent acquisitions of technology and distribution-related business are as follows:

•

In December 2017, we acquired the intellectual property and key operating assets of ihiji, a leading provider of remote management services for technical integrators servicing connected home customers. By combining two industry-leading network and device management solutions, BakPak from Control4 and invision from ihiji, into one unified service platform, Control4 will provide thousands of professional integrators with powerful device monitoring and management capability to efficiently and proactively support their connected-home customers.

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
•

In January 2016, we acquired Pakedge, a developer and manufacturer of networking products, power distribution and management solutions, as well as cloud network-managed services for both wireless and wired networking solutions in the connected home and business. The Pakedge acquisition contributed a deep networking expertise, innovative technologies, and a sophisticated suite of networking products and rich software capability to our business.

Adoption by the Control4 dealer network of Triad products continues to steadily expand with 2,027 dealers, or 38% of our active dealers, ordering Triad during 2017.

We continue to invest in and grow the Pakedge networking product category.  A total of 3,215 dealers, or 61% of our active dealers, have purchased Pakedge networking products during 2017. As mentioned above, adding to our industry leading networking product lineup, we recently announced our new WR-1 wireless router with an MSRP of $300, which broadens the selling opportunity for our dealers. We have successfully integrated each of our recent acquisitions and our channel is actively selling these new products, which enhance our core solution categories and help sustain our target organic growth rate.

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

Our open platform makes it easy for a broad community of original equipment manufacturer partners to participate in our smart home ecosystem, which includes over 11,000 drivers and more than 2,900 SDDP-enabled products. For example, LG recently announced that its new lines of OLED and Super UHD TVs would feature SDDP, and Samsung announced the incorporation of SDDP software into its new 4K television line-up and Blu-ray Player products.  We believe that these and other companies are increasingly recognizing the value of including SDDP with their new releases to simplify integration of their products into Control4 installations. Our broad ecosystem, which includes audio, video, lighting, temperature, network, security and communication device categories, gives consumers flexibility to integrate nearly any connectable device into their smart home. In addition, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest product innovations and allows our smart home platform to grow alongside emerging technologies to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

Our products leverage both wired and wireless technologies and are designed to be installed in both new construction and existing homes. We expect that future increases in both new home construction and existing home renovations will have a positive impact on our revenue. In new home construction, we continue to engage builders to introduce entry- to mid-level Control4 systems as a standard feature in new home projects, and we believe that the release of our new CA-1 controller at the lowest price point of any Control4 controller will help with adoption of control in these types of projects. We further believe home automation is increasingly becoming a higher priority for home buyers, and this is one of the reasons for our investment in national and regional builder programs.

We believe that the growth of our business and our future success are dependent upon many factors, including the rates at which consumers adopt our products and services, our commitment to growing the awareness of our brands, our ability to optimize and expand our dealer and distributor network, our ability to expand internationally, our ability to meet competitive challenges, and our ability to respond to worldwide economic events. While each of these areas presents significant opportunities for us, they also pose important challenges that we must successfully address to sustain or expand the growth of our business and improve our results of operations. These challenges include:

•

Increasing Adoption Rates of Our Products and Services. We are focused on increasing adoption rates of our products and services through enhancements to our software platform and product offerings. We intend to accomplish these enhancements through both continued investments in research and development activities and acquisitions of complementary businesses and technologies.

•

Growing Our Leadership Position in the Industry. We are committed to growing awareness of the Control4, Pakedge, and Triad brands among our dealers, distributors and partners. We believe that our investments in creating brand awareness in the industry have contributed to dealer recruitment, product adoption, and revenue growth. We are proud of the many awards we received from various industry groups and dealer consortiums, formally recognizing our commitment to excellence. Our recent awards include:

o

Three Techhome Mark of Excellence Awards at the Consumer Electronics Show in January 2018: 1) Best Audio Amplification Product of the Year for Control4’s new Triad One Streaming Amplifier, 2) Best Automation Device of the Year for Control4’s new OS 2.10 with “When >> Then” Then Personalization, and 3) Best Education or Support Program of the Year of Control4’s new Pakedge Certified Network Administrator Online Training Curriculum;

o	Two “Best of Show” Awards at the CEDIA Expo tradeshow in 2017 for Control4 “When >> Then” automation and the Pakedge WR-1 Wireless Router + BakPak Lite;
o	An EXC!TE Award at the CEDIA Expo tradeshow in 2017 for our Triad Designer Series Speakers and our Pakedge PowerPak PDU;
o	A BEST Award from CE Pro, a leading trade magazine for technology professionals, at CEDIA 2017 for our Triad Designer Series Speakers.;
o

Top Whole-Home Automation brand for Control4 and top networking brand for Pakedge by the “2017 CE Pro 100 Brand Analysis” report. This is the third year in a row that Control4 was recognized as the top Whole-Home Automation brand and the fifth year in a row that Pakedge has been named the top brand for home networking.

o	2017 Custom Integration Vendor of the Year by ProSource Buying Group for the third consecutive year.
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

North America Direct Dealers(1)

	Years Ended
	December 31,
	2017	2016	2015
Authorized dealers at the beginning of the period	2,994	2,787	2,676
Additions	308	371	350
Terminations	(128)	(164)	(239)
Authorized dealers at the end of the period	3,174	2,994	2,787

Number of active dealers(2)	3,057	2,913	2,748
Active dealers as a % of authorized dealers(2)	96%	97%	99%

International Direct Dealers(1)

	Years Ended
	December 31,
	2017	2016	2015
Authorized dealers at the beginning of the period	1,147	901	787
Additions(3)	235	319	227
Terminations	(67)	(73)	(113)
Authorized dealers at the end of the period	1,315	1,147	901

Number of active dealers(2)	1,169	1,050	816
Active dealers as a % of authorized dealers(2)	89%	92%	91%

	Years Ended
	December 31,
	2017	2016	2015
Number of controllers sold	104,320	104,225	73,207
Core revenue growth	17%	27%	11%
International Core revenue as a percentage of total revenue	21%	20%	23%

(1)

These dealer figures only include dealers authorized to sell and install the full Control4 line of products and exclude the 1,070 dealers that are currently authorized to sell only the Pakedge and Triad line of products.

(2)	An “active dealer” is an authorized dealer that has placed an order with us in the trailing 12-month period.
(3)	The figures for year ended December 31, 2017, include 100 dealers that were acquired as part of the direct-to-dealer transition in Australia.

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

In conjunction with the broad availability of our newest generation products and software, we intend to more comprehensively review each of our current dealers with regard to their ability to successfully market, sell and install our current solutions.  Part of developing a productive, capable dealer network, requires us to regularly review individual dealer performance and as necessary, terminate dealer licenses where volume, technical training and performance requirements are not fulfilled. We view this as a healthy part of growing our dealer channel worldwide.

As a result of our traditional efforts to expand our channel, the number of active international dealers increased 11% and 29% for the years ended December 31, 2017 and 2016, respectively, compared to an increase of 5% and 6% respectively, in the number of active North American direct dealers during the same periods. Generally, the growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers is much lower than the North American market. Much of this growth in our international dealer network is attributed to new dealer additions in China, Germany and Australia. We plan to continue to monitor markets that are currently served by a single distributor and, when business conditions are favorable, we may decide to establish direct relationships with selected dealers in these regions, which we expect would further increase our number of direct international dealers.

While we believe that we will continue to have significant international opportunities, it is difficult to anticipate the exact timing and amount of growth, particularly in new and emerging markets. Such challenges may cause our growth rate to be slower than anticipated, offsetting our efforts to expand into these emerging geographies. Examples of challenges we must address in order to continue our international expansion include divergent regional and local economic and political trends in Latin America, particularly relating to new home construction and strengthening of the U.S. dollar versus certain local currencies, and the June 2016 vote in the UK to exit the European Union. In response to a weakening Canadian dollar, starting in February 2016, we announced to our dealer network in Canada that we now offer the ability to order and pay for products in Canadian dollars versus U.S. dollars. We believe this offering will help to strengthen our long-term results in Canada while eliminating the margin and quoting uncertainty associated with volatility in foreign exchange rates for our dealers. We experienced a recovery in Canada which contributed to an increase in Canadian revenue of 29% and 13% in 2017 and 2016, respectively.

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

In January 2016, we introduced a new line of entertainment and automation controllers, the EA Series. With three separate models, our EA Series is designed and priced for projects ranging from a single-room to an entire home or estate. As a result of the launch, we saw a significant increase in controller sales. Although end customer adoption, sell-through, and overall revenue growth for the new controllers continues to be strong, the increase in 2016 was due in part to initial purchases by dealers for their showrooms.

During the year ended December 31, 2017, we sold 104,320 controllers, compared to 104,225 and 73,207 controllers sold in the same periods in 2016 and 2015, respectively. Controller sales remained flat for the year ended December 31, 2017 compared to 2016. This compares to our overall growth in revenue of 17% during the same period. We believe severe weather during the second half of 2017 in Florida, Texas and portions of the Central United States. delayed many projects, which in turn temporarily impacted controller order rates in those regions. Additionally, we launched our EA-Series Controllers in February of 2016, and 2016 likely benefited from one-time, discounted dealer showroom demo sales typical of new product introductions, creating a difficult year-over-year comparison for unit sales in the year ended December 31, 2017.

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

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Years Ended
	December 31,
	2017	2016	2015
	(in thousands)
North America Core Revenue	$187,283	$162,037	$123,431
International Core Revenue	52,034	41,890	37,275
Other Revenue	5,408	4,875	2,473
Total Revenue	$244,725	$208,802	$163,179
North America Core Revenue as a % of Total Revenue	77%	78%	76%
International Core Revenue as a % of Total Revenue	21%	20%	23%

2017 Compared to 2016.  North America Core revenue increased $25.2 million, or 16%, in 2017 compared to 2016. International Core revenue increased $10.1 million, or 24%, in 2017.

Revenue growth in both North America and International Core revenue was driven by a variety of factors including contributions from each of our product brands, channel expansion from acquired products (Pakedge and Triad) sold to existing dealers and distributors, and growth in the majority of our global sales territories.  Revenue from Triad was $12.6 million for the period from the February 28, 2017 acquisition date to December 31, 2017. Our total revenue without Triad was $232.1 million for the year ended December 31, 2017, representing organic year-over-year growth of 11%.

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

	Years Ended
	December 31,
	2017	2016	2015
	(in thousands)
Targeted International Regions (1)	41,575	32,783	26,726
Other International Regions	10,459	9,107	10,549
Total International Core Revenue	$52,034	$41,890	37,275

(1) Serviced by our offices in the United Kingdom, Germany, Australia, China, and India.

International Core revenue in the regions serviced by our offices in the United Kingdom, Germany, Australia, China and India grew 27% in 2017 compared to 2016, while International Core revenue in the other international regions increased 15% during the same period. Improvements in general economic conditions in many of our other international markets has contributed to improvements in our growth rates compared to 2016.

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

The acquisition of Pakedge on January 29, 2016 partially contributed to this growth. We also experienced an increase in the number of dealers and distributors selling our products and services, resulting in an increase in the number of system sales, as well as revenue growth from the release of several new products including our EA Series controllers.

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

In addition, in conjunction with our acquisitions of Triad, Pakedge and Nexus, we were required to record acquired inventory at fair value, as determined under ASC 805, Business Combinations, resulting in a step-up in the inventory value. Such step-up is recorded through cost of goods sold when the specific inventory is sold, resulting in a negative impact to our gross margin. Also, cost of goods sold includes ongoing, periodic amortization of the acquired technology.

Gross margin for the years ended December 31, 2017, 2016, and 2015 was as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2017	2016	2015
Gross margin	$124,495	$103,679	$81,534
Percentage of revenue	50.9%	49.7%	50.0%

2017 Compared to 2016.  As a percentage of revenue, our gross margin was 50.9% in 2017 compared to 49.7% in 2016.  The increase in gross margin was due primarily to the amount of step-up in Pakedge inventory that was recorded in 2016 compared to 2017. Other factors include manufacturing rebates received in 2017 as well as reductions in volume incentive rebates and discounts.

The negative effect on gross margin percentage resulting from the step-up in purchased inventory carrying value impacted our results of operations for 2017, as it relates to Pakedge and Triad, and our results for 2016 as it relates to Pakedge.

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

We anticipate making incremental investments in our global fulfillment centers in 2018 to accommodate growth and improve delivery times to our dealers, which will moderate our gross margin improvements during 2018, but should enable us to continue to scale and improve gross margins in future years.

2016 Compared to 2015.  As a percentage of revenue, our gross margin was relatively flat in 2016 compared to 2015.  The gross margin in 2016 was negatively impacted by the amortization of the technology acquired from Pakedge and Nexus, the step-up in basis recorded as we sold the purchased inventory in conjunction with our acquisition of Pakedge as well as the direct-to-dealer transition in Australia, and decreases in the selling price of our products in certain foreign markets due to the strengthening of the U.S. dollar relative to certain international currencies. These factors were offset by the expiration of certain royalty payments, component and other product cost reductions as well as product mix and associated pricing.

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

Research and development expenses for the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2017	2016	2015
Research and development	$40,638	$35,985	$32,385
Percentage of revenue	17%	17%	20%

2017 Compared to 2016.  Research and development expenses increased by $4.7 million, or 13%, in 2017 compared to 2016.  The increase in absolute dollars primarily relates to personnel costs, including non-cash stock compensation expense and increased headcount, which can be partially attributed to the employees added from the Triad acquisition.

Our research and development expenses both as a percentage of revenue and in absolute dollars fluctuate depending on our investments in the development of new solutions. For example, the timing of new hardware releases and the expense associated with prototyping, beta testing and compliance and regulatory fees can have an impact on total research and development expenses from period to period.

For 2018, we expect research and development expenses to increase in absolute dollars, as we continue to invest in new product development to drive future revenue growth, but to remain flat or decrease slightly as a percentage of revenue.

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

Sales and marketing expenses for the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2017	2016	2015
Sales and marketing	$47,825	$42,198	$32,594
Percentage of revenue	20%	20%	20%

2017 Compared to 2016.  Sales and marketing expenses increased by $5.6 million, or 13%, in 2017 compared to 2016. The increase in absolute dollars primarily relates to personnel costs, including non-cash stock compensation expense and increased headcount primarily associated with recent business acquisitions and increased year-over-year sales.

We intend to continue to supplement our more traditional marketing programs with lead generation programs, including social media and pay-per-click advertising. For 2018, we expect sales and marketing expenses to increase in absolute dollars as we work to grow our global sales channels but to remain flat or decrease slightly as a percentage of revenue.

2016 Compared to 2015.  Sales and marketing expenses increased by $9.6 million, or 29%, in 2016 compared to 2015. The increase in absolute dollars for sales and marketing expenses in 2016 included $4.1 million in expenses associated with our new networking products as well as amortization of intangible assets related to the Pakedge acquisition. In addition, we increased our general marketing expenses to increase lead generation, transition to a direct-to-dealer model in Australia and Germany, grow our dealer and distributor networks throughout the world and deliver tools to the sales channel to support local marketing and sales lead generation. Furthermore, personnel costs increased primarily due to increased sales as well as non-recurring acquisition related restructuring charges.

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

General and administrative expenses for the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2017	2016	2015
General and administrative	$21,926	$20,309	$17,355
Percentage of revenue	9%	10%	11%

2017 Compared to 2016.  General and administrative expenses increased by $1.6 million, or 8%, in 2017 compared to 2016. The increase in absolute dollars primarily relates to personnel costs, including non-cash stock compensation expense, as well as facilities costs associated with our leased office, training, and warehousing space.

We expect our general and administrative expenses to increase in absolute dollars and as a percentage of revenue in 2018 as a result of growth in the business, including higher market rates on certain facilities lease renewals and additional regulatory compliance due to the expiration of exemptions available to us through the JOBS Act. We also expect our general and administrative expenses to fluctuate as a percentage of our revenue in future periods based on fluctuations in our revenue and the timing of those expenses.

2016 Compared to 2015.  General and administrative expenses increased by $3.0 million, or 17%, in 2016 compared to 2015. The increase in absolute dollars is primarily due to increased personnel costs and other administrative costs associated with running our business, including $0.9 million in non-recurring transition costs associated with the Pakedge integration in 2016.

Litigation Settlement Expenses

Litigation settlement expenses for the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2017	2016	2015
Litigation settlement	$-	$475	$21
Percentage of revenue	0%	0%	0%

2017 Compared to 2016. During 2017, we did not incur any material expenses related to litigation settlement.

2016 Compared to 2015. During 2016, we expensed $0.5 million in connection with certain legal matters.

Stock-based Compensation Expenses

Stock-based compensation expenses increased to $12.1 million for the year ended December 31, 2017 compared to $8.4 million and $7.0 million for the years ended December 31, 2016 and 2015, respectively. This increase is the result of the achievement of certain performance metrics included in the terms of our compensation structure approved by our Board of Directors that better aligns senior management and executive compensation with the performance of the company.

Other Income (Expense)

Other income (expense) consists primarily of foreign currency transaction gains (losses) and net interest income (expense). Other income (expense) for the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2017	2016	2015
Other income (expense)	$331	$(542)	$(563)
Percentage of revenue	0%	0%	0%

We had other income of $0.3 million in 2017 compared to other expense of $0.5 million in 2016 while other expense remained relatively flat in 2016 compared to 2015. Other income (expense) varies primarily as a result of net foreign currency gains (losses) generated on our U.S. dollar obligations that are carried in local currency by our foreign subsidiaries. This is due to the U.S. dollar fluctuating in value against the pound sterling, euro, and Australian dollar during the periods, causing those U.S. dollar obligations, primarily intercompany payable to the U.S. entity, to decrease or increase in local currency resulting in increased other income (expense).

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

Income Tax Expense (Benefit)

Income tax expense (benefit) for the years ended December 31, 2017, 2016, and 2015 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2017	2016	2015
Income tax expense (benefit)	$(1,542)	$(8,784)	$268
Percentage of revenue	-1%	-4%	0%

Income tax benefit was approximately 11% and 211% of income before income taxes for the years ended December 31, 2017 and 2016, respectively, and income tax expense was approximately 19% of income before income taxes for the year ended December 31, 2015.  The effective tax rate differs from the U.S. federal statutory rate of 34% primarily due to the domestic valuation allowance offsetting most of the statutory rate, partial reversal of the valuation allowance due to the deferred tax liabilities that were recorded as part of the Triad and Pakedge acquisitions in 2017 and 2016, respectively, state income taxes, foreign income taxes, U.S. federal alternative minimum tax and excess tax deductions in 2017 resulting from share-based compensation and related accounting changes due to the adoption of ASU 2016-09 during the year. Cash payments for taxes of $1.3 million in 2017 are primarily related to provisional tax payments paid in Australia and federal alternative minimum tax and state taxes paid in the United States.

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

On December 22, 2017, the United States enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax and remeasuring our U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Where we have been able to make reasonable estimates of the effects of the Tax Act for which our analysis is not yet complete, we have recorded provisional amounts in accordance with SAB 118. Where we have not yet been able to make reasonable estimates of the impact of certain elements of the Tax Act, we have not recorded any amounts related to those elements and we have continued accounting for them in accordance with the tax laws in effect immediately prior to the enactment of the Tax Act.

Although our accounting for the Tax Act is incomplete, we were able to make reasonable estimates of certain effects of the Tax Act and record provisional amounts. The Tax Act reduces the U.S. federal corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. We have evaluated the decrease in the tax rate and have recorded a provisional, one-time tax expense of approximately $9.0 million. This expense was  offset by an equal change in our valuation allowance, resulting in a net tax expense or benefit of $0.  We have also recorded a one-time tax benefit and corresponding reduction to our valuation allowance of $0.4 million related to Alternative Minimum Tax credit carryforwards that are expected to be refundable; the Tax Act contributed to $0.2 million of this tax benefit. We are still completing our evaluation of the impact of these changes in accordance with SAB 118.

Our financial statements for the year ended December 31, 2017, do not reflect the impact of certain aspects of the Tax Act as we did not have the necessary information available, prepared, or analyzed in sufficient detail to determine an actual or provisional amount for the tax effects of the Tax Act. The tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits of our foreign subsidiaries. We are not able to complete the accounting for federal and state income tax items related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings and the associated unrecognized deferred tax liability for foreign earnings that will remain indefinitely reinvested. As a result, no provisional amounts have been recorded and we continue to account for unrepatriated earnings of foreign subsidiaries under the laws existing prior to the enactment date of the Tax Act.  We anticipate being able to offset the additional tax expense associated with the one-time tax with available net operating loss carryovers and/or foreign tax credits. Additionally, we are still evaluating the unrecognized deferred tax liability related to investment in foreign subsidiaries and joint ventures that will remain indefinitely reinvested subsequent to the one-time transition tax. We anticipate that this will not impact tax expense, as we intend to continue indefinitely reinvesting our unremitted foreign earnings in Australia and the U.K.

The Tax Act also creates a new requirement on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The GILTI provisions require foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s assets to be included in our U.S. income tax return. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act. Under U.S. GAAP, we are permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the measurement of our deferred taxes. We have not yet completed our analysis of the GILTI tax rules and are not yet able to reasonably estimate the effect of this provision of the Tax Act or make an accounting policy election for the treatment of the GILTI tax. Therefore, we have not recorded any amounts related to potential GILTI tax in our financial statements and have not yet made a policy decision regarding whether to record deferred taxes on GILTI.

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

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(In thousands)
Revenue	$68,339	$64,742	$61,409	$50,235	$57,367	$55,185	$53,215	$43,035
Gross margin	34,681	33,222	31,416	25,176	29,547	27,619	26,027	20,486
Gross margin percentage	50.7%	51.3%	51.2%	50.1%	51.5%	50.0%	48.9%	47.6%
Total operating expenses	27,648	28,148	27,585	27,008	24,479	25,449	25,212	23,827
Income (loss) from operations	7,033	5,074	3,831	(1,832)	5,068	2,170	815	(3,341)
Net income (loss)	$6,058	$5,185	$3,893	$843	$4,014	$1,777	$524	$6,639
Net income (loss) per common share:
Basic	$0.24	$0.21	$0.16	$0.04	$0.17	$0.08	$0.02	$0.28
Diluted	$0.22	$0.19	$0.15	$0.03	$0.16	$0.07	$0.02	$0.28

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

We anticipate making incremental investments in our global fulfillment centers in 2018, to accommodate growth and improve delivery times to our dealers, which will moderate our gross margin improvements during 2018, but should enable us to continue to scale and improve gross margins in future years. Notwithstanding, we continue to work with our contract manufacturers and component vendors to reduce the cost of components we purchase, engineer product design and cost improvements, manage our supply chain and realize economies of scale as we grow our business. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed in the preceding paragraph.

Our operating expenses fluctuate from quarter to quarter based on changes in the number of our employees and associated expenses, the timing and magnitude of product development, the timing of marketing and sales expenditures, the acquisition of certain intangible assets amortized of the expected life, the timing of non-recurring acquisition-related costs and large or infrequent transactions such as litigation settlement expenses. Our quarterly operating expenses have generally increased in 2017 compared to 2016 to support the growth in our business.

Sales and marketing expenses are typically higher in the first and third quarters of each year due to the timing of our primary trade shows.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of December 31, 2017, we had $86.0 million in unrestricted cash and cash equivalents and net marketable securities, an increase of $24.1 million from December 31, 2016. The overall increase in cash and cash equivalents and net marketable securities was impacted by the following:

•	We generated $27.5 million in cash flows from operations.

•	We received $17.0 million in proceeds from the exercise of options for common stock.

•

We acquired Triad for approximately $9.2 million in cash, less cash acquired of approximately $0.3 million and a Holdback of approximately $1.1 million, resulting in net cash paid of approximately $7.9 million. The $1.1 million Holdback will be held for up to 18 months from the acquisition date to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise.

•	We made $5.5 million in payments for taxes related to the net share settlement of restricted stock units that lapsed during the period.

•	We purchased capital equipment for an aggregate of $4.0 million.

•

In May 2015, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. During 2017, we repurchased 119,007 shares for $1.8 million.

As of December 31, 2016, we had $61.9 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $19.1 million from December 31, 2015. The overall decrease was impacted by the following:

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

As of December 31, 2015, we had $81.0 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $12.7 million from December 31, 2014. The overall decrease was impacted by the purchase of Nexus for $8.5 million in cash, net of cash acquired of $0.1 million, resulting in net cash paid of $8.4 million and the repurchase of 1,154,480 shares for $9.0 million.

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

The following table shows selected financial information and statistics as of December 31, 2017, 2016 and 2015 (in thousands):

	December 31,
	2017	2016	2015
Cash and cash equivalents	$29,761	$34,813	$29,530
Investments, net(1)	56,254	27,128	51,477
Accounts receivable, net	29,925	24,727	21,322
Inventories	37,171	26,231	19,855
Working capital	106,756	85,175	87,312

(1) Includes accrued investment balances not included in the investments line items on the condensed consolidated balance sheet.

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at December 31, 2017 increased by $5.2 million, or 21%, since December 31, 2016. This increase is in line with revenue growth, and we have not seen any deterioration in our long-term collection trends. Furthermore, inventory increased by $10.9 million from December 31, 2016 to December 31, 2017. The increase in inventory was due primarily to the acquisition of Triad and normal inventory buildup associated with revenue growth and the introduction of new products.

Subsequent to year-end, we renewed and expanded our revolving credit facility increasing our borrowing limit to $40 million and at December 31, 2017, there were no outstanding borrowings.

We believe that our existing cash and cash equivalents, as well as our borrowing capacity on our amended revolving credit facility from Silicon Valley Bank, will be sufficient to fund our operations for at least the next 12 months. From time to time, we may explore additional financing sources to develop or enhance our product solutions, to fund expansion of our business, to respond to competitive pressures, or to acquire or invest in complementary products, businesses or technologies. We cannot give assurance that any additional financing will be available to us on acceptable terms, if at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

Cash Flow Analysis

A summary of our cash flows for the years ended December 31, 2017, 2016 and 2015 is set forth below (in thousands):

	Years Ended
	December 31,
	2017	2016	2015
Cash and cash equivalents at the beginning of the period	$34,813	$29,530	$29,187
Net cash provided by operating activities	27,490	17,955	4,414
Net cash provided by (used in) investing activities	(42,271)	(11,697)	4,389
Net cash provided by (used in) financing activities	9,604	(807)	(8,575)
Effect of exchange rate changes on cash and cash equivalents	125	(168)	115
Net change in cash and cash equivalents	(5,052)	5,283	343
Cash and cash equivalents at the end of the period	$29,761	$34,813	$29,530

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash provided by operating activities of $9.5 million during the year ended December 31, 2017 compared to the same period in 2016 is due to increased net income, adjusted for non-cash items including depreciation and amortization, stock-based compensation and tax benefits from business acquisitions, as well as the differences in working capital account changes such as accounts receivable, inventory, accounts payable, and accrued liabilities.

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

Cash used in investing activities increased $30.6 million in 2017 compared to the same period in 2016. The year-over-year change is primarily due to the difference in available-for-sale investment activity, from the purchase of additional investments that were funded by cash provided by operating activities, offset by the difference in cash used for business acquisitions and capital purchases.

Our capital expenditures during 2017 and 2016 were $4.0 million and $2.7 million, respectively.

Cash used in investing activities increased to $11.7 million in 2016 compared to cash provided by investing activities of $4.4 million in 2015. The year-over-year change was primarily due to the difference in cash used for business acquisitions, offset by the difference in available-for-sale investment activity. The change in the investment activity was a direct result of the Pakedge acquisition as we primarily used the proceeds from the maturity of available-for-sale investments toward the purchase price, rather than reinvesting those funds.

Financing Activities

Financing cash flows consist primarily of tax payments related to the net share settlement of restricted stock units, the repurchase of Control4 stock in the open market and proceeds from the exercise of options to acquire common stock.

During the years ended December 31, 2017 and 2016, we received proceeds of $17.0 million and $3.4 million, respectively, from the exercise of options to purchase common stock.

During the year ended December 31, 2017, we made tax payments of $5.5 million related to the net share settlement of restricted stock units that lapsed during the period.

During the year ended December 31, 2017, we repurchased 119,007 shares of our stock in the open market for $1.8 million compared to 427,646 shares for $3.2 million in the same period in 2016.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily debt obligations and non-cancellable operating leases.

Our contractual cash obligations at December 31, 2017 are as follows:

		Less than
	Total	1 year	1 - 3 years	3 - 5 years
	(in thousands)
Operating lease obligations	4,408	2,632	1,745	31
Purchase commitments	52,391	52,391	—	—
Total contractual obligations	$56,799	$55,023	$1,745	$31

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

Inventory write-downs for excess, defective and obsolete inventory are recorded as cost of revenue and totaled $4.1 million, $3.1 million and $2.3 million, and in 2017, 2016 and 2015, respectively.

Limited Product Warranties

We provide our customers a limited product warranty of two, three or ten years depending on product type and brand. The limited product warranties require us, at our option, to repair or replace defective products during the warranty period at no cost to the customer or refund the purchase price. We estimate the costs that may be incurred to replace, repair or issue a refund for defective products and record a reserve at the time revenue is recognized. Factors that affect our warranty liability include the cost of the products sold, our historical experience, and management’s judgment regarding anticipated rates of product warranty returns, net of refurbished products. We assess the adequacy of our recorded warranty liability each period and make adjustments to the liability as necessary. Our warranty liability was $2.0 million and $1.9 million at December 31, 2017 and 2016, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the fiscal year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Due to the net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, we have a full valuation allowance against the deferred tax assets of our domestic and U.K. operations.

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

Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. During the years ended December 31, 2017, 2016 and 2015, we did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

We test goodwill for impairment on an annual basis as of October 1, and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired. We initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we compare the reporting unit’s carrying amount to its fair value. If the reporting unit’s carrying amount exceeds its fair value, we record an impairment charge based on that difference. No impairment of long-lived and intangible assets or goodwill was recorded during the years ended December 31, 2017, 2016, and 2015, respectively.

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

Under the provisions of ASU 2016-09, we have elected to recognize forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

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

We did not grant any stock options during 2017. The following table presents the weighted-average assumptions used to estimate the fair value of options granted in 2016 and 2015:

	December 31,
	2016	2015
Expected volatility	62%	51	-	55%
Expected dividends	0%	0%
Expected terms (in years)	6.1	5.3	-	6.1
Risk-free rate	1.1%	1.3	-	1.8%

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of December 31, 2017, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.3 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Control4 Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Control4 Corporation (and subsidiaries) (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Salt Lake City, Utah
February 15, 2018

CONTROL4 CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$29,761	$34,813
Restricted cash	273	247
Short-term investments	44,057	22,970
Accounts receivable, net	29,925	24,727
Inventories	37,171	26,231
Prepaid expenses and other current assets	4,369	3,662
Total current assets	145,556	112,650
Property and equipment, net	7,337	6,463
Long-term investments	12,038	4,008
Intangible assets, net	26,081	23,120
Goodwill	21,867	16,809
Other assets	1,576	2,008
Total assets	$214,455	$165,058
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,654	$17,010
Accrued liabilities	10,835	8,912
Current portion of deferred revenue	2,311	1,553
Total current liabilities	38,800	27,475
Other long-term liabilities	882	701
Total liabilities	39,682	28,176
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 25,832,895 and 23,729,780 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	3	2
Additional paid-in capital	242,281	220,370
Accumulated deficit	(66,980)	(82,626)
Accumulated other comprehensive loss	(531)	(864)
Total stockholders’ equity	174,773	136,882
Total liabilities and stockholders’ equity	$214,455	$165,058

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 31,
	2017	2016	2015

Revenue	$244,725	$208,802	$163,179
Cost of revenue	120,230	105,123	81,645
Gross margin	124,495	103,679	81,534
Operating expenses:
Research and development	40,638	35,985	32,385
Sales and marketing	47,825	42,198	32,594
General and administrative	21,926	20,309	17,355
Litigation settlement	—	475	21
Total operating expenses	110,389	98,967	82,355
Income (loss) from operations	14,106	4,712	(821)
Other income (expense), net:
Interest, net	409	45	202
Other income (expense), net	(78)	(587)	(765)
Total other income (expense), net	331	(542)	(563)
Income (loss) before income taxes	14,437	4,170	(1,384)
Income tax expense (benefit)	(1,542)	(8,784)	268
Net income (loss)	$15,979	$12,954	$(1,652)
Net income (loss) per common share:
Basic	$0.64	$0.55	$(0.07)
Diluted	$0.60	$0.53	$(0.07)
Weighted-average number of shares:
Basic	24,803	23,402	24,121
Diluted	26,775	24,360	24,121

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended
	December 31,
	2017	2016	2015

Net income (loss)	$15,979	$12,954	$(1,652)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	380	(171)	(565)
Net unrealized gains (losses) on available-for-sale investments, net of tax	(47)	46	(14)
Total other comprehensive income (loss)	333	(125)	(579)
Comprehensive income (loss)	$16,312	$12,829	$(2,231)

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders’ Equity
							Accumulated
	Common Stock		Treasury Stock		Additional		Other	Total
	Number of		Number of		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2014	24,305,381	$2	—	$—	$212,388	$(93,928)	$(160)	$118,302
Net loss	—	—	—	—	—	(1,652)	—	(1,652)
Other comprehensive loss	—	—	—	—	—	—	(579)	(579)
Stock-based compensation	—	—	—	—	7,034	—	—	7,034
Issuance of common stock upon exercise of stock options	285,387	—	—	—	1,360	—	—	1,360
Repurchase of common stock for treasury	(1,154,480)		1,154,480	(9,020)	—	—	—	(9,020)
Balance at December 31, 2015	23,436,288	2	1,154,480	(9,020)	220,782	(95,580)	(739)	115,445
Net income	—	—	—	—	—	12,954	—	12,954
Other comprehensive loss	—	—	—	—	—	—	(125)	(125)
Excess tax benefit from exercise of options for common stock	—	—	—	—	89	—	—	89
Stock-based compensation	—	—	—	—	8,324	—	—	8,324
Issuance of common stock upon exercise of stock options and vesting of restricted stock	721,138	—	—	—	3,437	—	—	3,437
Repurchase of common stock for treasury	(427,646)	—	427,646	(3,242)	—	—	—	(3,242)
Retirement of treasury stock	—	—	(1,582,126)	12,262	(12,262)	—	—	—
Balance at December 31, 2016	23,729,780	2	—	—	220,370	(82,626)	(864)	136,882
Net income	—	—	—	—	—	15,979	—	15,979
Other comprehensive loss	—	—	—	—	—	—	333	333
Cumulative effect of accounting change	—	—	—	—	333	(333)	—	—
Stock-based compensation	65,171	—	—	—	11,975	—	—	11,975
Issuance of common stock upon exercise of stock options and vesting of restricted stock	2,156,951	1	—	—	11,424	—	—	11,425
Repurchase of common stock for treasury	(119,007)	—	119,007	(1,821)	—	—	—	(1,821)
Retirement of treasury stock	—	—	(119,007)	1,821	(1,821)	—	—	—
Balance at December 31, 2017	25,832,895	$3	—	$—	$242,281	$(66,980)	$(531)	$174,773

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015

Operating activities
Net income (loss)	$15,979	$12,954	$(1,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	3,686	3,318	2,926
Amortization of intangible assets	5,212	4,598	1,474
Loss on disposal of fixed assets	1	13	—
Provision for doubtful accounts	815	345	345
Investment discount and premium amortization	(109)	339	—
Stock-based compensation	12,105	8,370	7,034
Tax benefit from business acquisition	(2,257)	(9,402)	—
Deferred tax asset adjustment	767	—	—
Changes in assets and liabilities:
Accounts receivable, net	(5,116)	(3,765)	(1,127)
Inventories	(9,324)	(1,589)	(3,488)
Restricted cash	(3)	—	—
Prepaid expenses and other current assets	(593)	1,184	(1,443)
Other assets	(178)	(295)	(264)
Accounts payable	6,370	(32)	615
Accrued liabilities	(441)	1,999	248
Deferred revenue	747	471	258
Other long-term liabilities	(171)	(553)	(512)
Net cash provided by operating activities	27,490	17,955	4,414
Investing activities
Purchases of available-for-sale investments	(76,796)	(19,227)	(50,619)
Proceeds from sales of available-for-sale investments	3,955	900	2,018
Proceeds from maturities of available-for-sale investments	43,780	42,203	65,142
Purchases of property and equipment	(3,952)	(2,682)	(3,772)
Business acquisitions, net of cash acquired	(9,258)	(32,891)	(8,380)
Net cash provided by (used in) investing activities	(42,271)	(11,697)	4,389
Financing activities
Proceeds from exercise of options for common stock	16,959	3,437	1,360
Payments for taxes related to net share settlement of equity awards	(5,534)	—	—
Repurchase of common stock	(1,821)	(3,242)	(9,020)
Repayment of notes payable	—	(913)	(915)
Proceeds from revolving credit facility	—	5,000	—
Repayment of revolving credit facility	—	(5,000)	—
Payment of debt issuance costs	—	(89)	—
Net cash provided by (used in) financing activities	9,604	(807)	(8,575)
Effect of exchange rate changes on cash and cash equivalents	125	(168)	115
Net change in cash and cash equivalents	(5,052)	5,283	343
Cash and cash equivalents at beginning of period	34,813	29,530	29,187
Cash and cash equivalents at end of period	$29,761	$34,813	$29,530
Supplemental disclosure of cash flow information
Cash paid for interest	$57	$204	$101
Cash paid for taxes	$1,292	$1,115	$831
Supplemental schedule of non-cash investing and financing activities
Landlord paid tenant improvements	$—	$39	$—
Business acquisitions holdback liability	$1,414	$—	$—
Purchases of property and equipment financed by accounts payable	$351	$135	$—
Net unrealized gains (losses) on available-for-sale investments	$(47)	$46	$(14)

See accompanying notes to consolidated financial statements.

Control4 Corporation

Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies

Control4 Corporation (‘‘Control4’’ or the ‘‘Company’’) is a leading provider of personalized, smart home and business solutions that are designed to enhance the daily lives of its customers. The Company’s solutions unlock the potential of connected devices throughout a home or business, making entertainment systems easier to use and more accessible, spaces more comfortable and energy efficient, and individuals more secure. The Company was incorporated in the state of Delaware on March 27, 2003.

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

Concentrations of Risk

The Company’s accounts receivable is derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in U.S. dollars, except for sales to dealers and distributors located in the United Kingdom, Canada, Australia, and the European Union, which are generally denominated in pounds sterling, Canadian dollars, Australian dollars, and the euro, respectively. There were no individual account balances greater than 10% of total accounts receivable as of December 31, 2017 and 2016.

No dealer or distributor accounted for more than 10% of total revenue for the years ended December 31, 2017, 2016 and 2015.

The Company relies on a limited number of suppliers for its contract manufacturing. A significant disruption in the operations of certain of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Geographic Information

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. There was no single foreign country that accounted for more than 10% of total revenue for the three years ended December 31, 2017, 2016 and 2015. The following table sets forth revenue from the United States., Canadian and all other international dealers and distributors combined (in thousands):

	Years Ended
	December 31,
	2017	2016	2015
Revenue-United States	$169,930	$148,803	$109,435
Revenue-Canada	20,812	16,084	14,285
Revenue-all other international sources	53,983	43,915	39,459
Total revenue	$244,725	$208,802	$163,179
International revenue (excluding Canada) as a percent of total revenue	22%	21%	24%

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

The following table presents the changes in the product warranty liability (in thousands):

	Years Ended
	December 31,
	2017	2016	2015
Balance at the beginning of the period	$1,945	$1,415	$1,191
Warranty costs accrued	3,147	2,458	2,068
Warranty claims	(3,060)	(1,928)	(1,844)
Balance at the end of the period	$2,032	$1,945	$1,415

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Years Ended
	December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$15,979	$12,954	$(1,652)
Denominator:
Weighted average common stock outstanding for basic net income per common share	24,803	23,402	24,121
Effect of dilutive securities—stock options and restricted stock units	1,972	958	—
Weighted average common shares and dilutive securities outstanding	26,775	24,360	24,121

In a net loss position, diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, as any additional common shares would be anti-dilutive as they would decrease the loss

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

	Years Ended
	December 31,
	2017	2016	2015
Options to purchase common stock	660	2,328	4,756
Restricted stock units	5	17	162
Total	665	2,345	4,918

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

Restricted Cash

Restricted cash as of December 31, 2017 and 2016, is composed of a guarantee made by the Company’s subsidiary in the United Kingdom to HM Revenue & Customs related to a customs duty deferment account.

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Years Ended
	December 31,
	2017	2016	2015
Balance at beginning of period	$981	$824	$705
Provision	815	345	345
Deductions	(649)	(188)	(226)
Balance at end of period	$1,147	$981	$824

Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue and totaled $4.1 million, $3.1 million, and $2.3 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Property and Equipment

Property and equipment are recorded at historical cost, less accumulated depreciation. Depreciation is computed using the straight‑line method over the following estimated useful lives:

Computer equipment and software	3	-	4	years
Manufacturing tooling and test equipment	2	-	4	years
Lab and warehouse equipment	2	-	4	years
Furniture and fixtures	2	-	5	years
Other	2	-	4	years

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

The Company tests goodwill for impairment annually as of October 1, or whenever events or changes in circumstances indicate that goodwill may be impaired. The Company initially assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company compares the reporting unit’s carrying amount to its fair value. If the reporting unit’s carrying amount exceeds its fair value, an impairment charge is recorded based on that difference.

There was no impairment of long-lived assets or goodwill during the years ended December 31, 2017, 2016 and 2015.

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

Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are primarily included in other income (expense). The Company enters into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of its subsidiaries in the United Kingdom and Australia. The foreign currency derivatives

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

are not designated as accounting hedges. The Company recognized a foreign exchange loss, net of the foreign currency derivatives, of $0.1 million, $0.6 million and $0.8 million for the years ended December 31,  2017, 2016 and 2015, respectively.

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

The fair value of each restricted stock unit award is based on the number of shares granted and the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market. The Company elected to amortize compensation expense using the straight‑line attribution method, under which stock‑based compensation expense is recognized on a straight‑line basis over the period the employee performs the related services, generally the vesting period, net of estimated forfeitures. The Company has elected to recognize forfeitures as they occur.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of its income tax provision. During the years ended December 31, 2017, 2016 and 2015, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

Presentation of Certain Taxes

The Company collects various taxes from dealers and distributors and remits these amounts to the applicable taxing authorities. The Company’s accounting policy is to exclude these taxes from revenue and cost of revenue.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Research and Development

Research and development expenses consist primarily of personnel costs, including incentive compensation, depreciation associated with research and development equipment, contract labor and consulting services, facilities‑related costs, and travel‑related costs. Research and development costs are expensed as incurred.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs and related travel expenses for sales and marketing personnel, including non-cash stock compensation expense. Sales and marketing expenses also include expenses associated with trade shows, marketing events, advertising, training and other marketing-related programs. Advertising and other promotional costs are expensed as incurred and were $1.3 million, $1.2 million, and $2.4 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing after January 1, 2017. The Company early adopted this standard for the October 1, 2017 goodwill impairment test. The adoption of this standard did not impact the consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. The amendments in this ASU are applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings in the period of adoption. The adoption of this standard on January 1, 2018 will not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The guidance is effective for fiscal years beginning after December 31, 2019, including interim periods within those years. Early application of the guidance is permitted for all entities for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amendments in this update simplify several aspects of the accounting for

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in the provision for income taxes rather than paid-in capital. Adoption of the new standard resulted in the recognition of excess tax benefits in the provision for income taxes rather than paid-in capital of $7.3 million for the year ended December 31, 2017. However, as the Company has a full valuation allowance against its domestic net deferred tax asset, a corresponding adjustment was recorded to increase the valuation allowance by $7.3 million.

As of December 31, 2016, the Company had $20.6 million and $17.6 million of gross federal and state net operating losses (“NOLs”), respectively, attributable to excess windfall benefits from share-based compensation. As a result of the adoption of this new standard, on January 1, 2017, the Company increased its net deferred tax asset for NOL carryforwards, with an offsetting cumulative effect of adoption adjustment to accumulated deficit, in the amount of $7.7 million.  A corresponding adjustment was recorded to increase the valuation allowance by $7.7 million with an offsetting adjustment to accumulated deficit, resulting in no net impact to the financial statements. In addition, the Company has elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively which resulted in increase in both net cash provided by operating activities and net cash used in financing activities of $0.1 million for the year ended December 31, 2016. Further, under the provisions of ASU 2016-09, the Company has elected to recognize forfeitures as they occur to determine the amount of compensation cost to be recognized in each period. This resulted in an increase of $0.3 million to accumulated deficit with a corresponding increase to additional paid-in capital on January 1, 2017.  The amendment related to the accounting for minimum statutory withholding requirements had no impact on retained earnings as of January 1, 2017.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the guidance in ASC 840, “Leases.” The purpose of the new standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Modified retrospective application is required. Early adoption is permitted. The Company expects the standard will have a material impact on the Company’s consolidated balance sheets but will not have a material impact on the consolidated statements of operations. The most significant impact will be the recognition of right of use assets and lease liabilities for operating leases. The Company is in the process of calculating the right of use assets and lease liabilities and implementing internal controls to enable the preparation of financial statements upon adoption of this standard.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will adopt this standard on January 1, 2018 using the full retrospective method restating each prior reporting period presented in future filings. The Company has substantially completed its analysis of the impact of adoption and has concluded the adoption of ASC 606 will not have  a significant impact on the Company’s financial statements.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Finished goods	$33,050	$24,138
Component parts	4,025	1,880
Work-in-process	96	213
	$37,171	$26,231

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Computer equipment and software	$5,030	$3,855
Manufacturing tooling and test equipment	4,894	4,216
Lab and warehouse equipment	4,869	3,649
Leasehold improvements	3,960	3,438
Furniture and fixtures	3,698	3,254
Other	1,086	753
	23,537	19,165
Less: accumulated depreciation	(16,200)	(12,702)
	$7,337	$6,463

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2017	2016
Sales returns and current portion of warranty accruals	$2,872	$2,892
Compensation accruals	5,241	4,445
Other accrued liabilities	2,722	1,575
	$10,835	$8,912

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the years ended December 31, 2017 and 2016, the Company did not record significant realized gains or losses on the sales of available-for-sale investments. The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$24,367	$—	$—	$24,367	$24,367	$—	$—

Level 1:
Money market funds	5,394	—	—	5,394	5,394	—	—
U.S. government notes	9,060	—	(13)	9,047	—	4,098	4,949
Subtotal	14,454	—	(13)	14,441	5,394	4,098	4,949

Level 2:
Corporate bonds	24,943	—	(49)	24,894	—	17,805	7,089
Commercial paper	22,154	—	—	22,154	—	22,154	—
Subtotal	47,097	—	(49)	47,048	—	39,959	7,089
Total	$85,918	$—	$(62)	$85,856	$29,761	$44,057	$12,038

	December 31, 2016
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$24,708	$—	$—	$24,708	$24,708	$—	$—

Level 1:
Money market funds	10,105	—	—	10,105	10,105	—	—
U.S. government notes	2,001	—	(1)	2,000	—	2,000	—
Subtotal	12,106	—	(1)	12,105	10,105	2,000	—

Level 2:
Asset-backed securities	4,008	—	—	4,008	—	—	4,008
Corporate bonds	13,902	—	(14)	13,888	—	13,888	—
Commercial paper	7,082	—	—	7,082	—	7,082	—
Subtotal	24,992	—	(14)	24,978	—	20,970	4,008
Total	$61,806	$—	$(15)	$61,791	$34,813	$22,970	$4,008

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2017, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity. During the years ended December 31, 2017 and 2016, the Company did not recognize any significant impairment charges.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their fair value because of the short term nature of the accounts.

Derivative Financial Instruments

The Company has foreign currency exposure related to the operations in the United Kingdom, Canada, Australia, as well as other foreign locations. The Company enters into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of its subsidiaries in the United Kingdom and Australia. The foreign currency derivatives are not designated as accounting hedges. The Company recognizes these derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The Company records changes in the fair value (i.e. gains or losses) of these derivative instruments in the accompanying Condensed Consolidated Statements of Operations as Other income (expense), net. The settlements of these transactions are included in net income (loss) in the accompanying Consolidated Statements of Cash Flow.

The Company settles its foreign exchange contracts on the last day of every month. As a result, there are no assets or liabilities recorded in the accompanying Consolidated Balance Sheets related to derivative instruments as of December 31, 2017 and 2016.

The following table shows the pre-tax gains (losses) of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Years Ended
		December 31,
	Income Statement Location	2017	2016	2015
Foreign exchange forward contracts	Other income (expense), net	$(1,662)	$418	$200

4. Acquisitions

ihiji Acquisition

On December 22, 2017 the Company acquired the intellectual property and key operating assets of ihiji, a provider of remote management services for technical integrators servicing connected home customers. The Company anticipates this acquisition will enable Control4 to combine two network and device management solutions, BakPak from Control4 and invision from ihiji, into one unified service platform to better service the professional integrators of Control4 products. Total consideration transferred for this acquisition was immaterial.  The majority of the consideration transferred was allocated to a developed technology intangible asset.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The Company determined this acquisition was not a significant acquisition under Rule 3-05 of Regulation S-X.

Acquisition of Triad Holdings, Inc.

On February 27, 2017, the Company entered into a definitive agreement to acquire Triad Holdings, Inc. (“Triad Holdings”) along with its wholly owned subsidiary Triad Speakers, Inc. (“Triad Speakers” and together with Triad Holdings “Triad”) through the purchase of all the outstanding shares of common stock of Triad for a purchase price of $9.6 million (the “Triad Purchase Agreement”), which included cash acquired of $0.3 million. In accordance with the purchase agreement, $1.4 million of the purchase price will be held for up to 18 months from the acquisition date (the “Holdback”), to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise. Due to customary net working capital adjustments, the purchase price of Triad was reduced to $9.2 million during the three months ended June 30, 2017, resulting in a reduction to the Holdback and goodwill. The Company has classified the remaining $1.1 million Holdback in other current liabilities.

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

The following reflects the Company’s preliminary allocation of consideration transferred for the Triad acquisition (in thousands):

Triad
Acquisition
Cash	$269
Accounts receivable	516
Inventory	1,078
Other assets acquired	430
Intangible assets	6,271
Goodwill	4,627
Total assets acquired	13,191
Accounts payable	878
Deferred tax liability	2,257
Warranty liability	237
Other liabilities assumed	601
Total net assets acquired	$9,218

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

assets on a straight-line basis over their estimated useful lives of 10 years for the customer relationships, 12 years for the trademark/trade name, and 12 years for the developed technology. The amortization of these intangible assets is not deductible for income tax purposes.

Goodwill

Goodwill of $4.6 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to Triad’s assembled workforce, synergies and the projected profits from new products and dealers. This goodwill is not deductible for income tax purposes.

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

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2015	$2,760
Current period acquisitions	14,100
Foreign currency translation adjustment	(51)
Balance at December 31, 2016	$16,809
Current period acquisitions	4,805
Foreign currency translation adjustment	253
Balance at December 31, 2017	$21,867

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to assembled workforces as well as the benefits expected from combining the Company’s research and engineering operations with the acquired company’s. For a discussion of the significant changes in goodwill, see Note 4. Most of the Company’s goodwill is not deductible for income tax purposes.

Intangible assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of December 31, 2017 and 2016 (in thousands):

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

	December 31, 2017
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$19,626	$(8,914)	$10,712
Customer relationships	12,009	(2,556)	9,453
Trademark/trade name	6,776	(869)	5,907
Non-competition agreements	295	(286)	9
Total intangible assets	$38,706	$(12,625)	$26,081

	December 31, 2016
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$16,618	$(5,738)	$10,880
Customer relationships	9,196	(1,160)	8,036
Trademark/trade name	4,410	(337)	4,073
Non-competition agreements	295	(164)	131
Total intangible assets	$30,519	$(7,399)	$23,120

For a discussion of the significant changes in intangible assets, see Note 4. The weighted average amortization period is 5.6 years for developed technology, 8.4 years for customer relationships, 12.0 years for trademark/trade names, 2.0 years for non-competition agreements, and 7.3 years in total.

The Company recorded amortization expense during the respective periods for these intangible assets as follows: (in thousands):

	Year Ended
	December 31,
	2017	2016
Cost of revenue	$3,164	$3,052
Research and development	193	188
Sales and marketing	1,855	1,358
Total amortization of intangible assets	$5,212	$4,598

Amortization of finite lived intangible assets as of December 31, 2017 is as follows for the next five years (in thousands):

Amount
2017	$5,593
2018	5,500
2019	4,597
2020	2,254
2021	2,093
Thereafter	6,044
$26,081

6. Long‑Term Obligations

Loan and Security Agreement

On January 29, 2016, Control4 entered into the Second Loan Modification Agreement (the “2016 Loan Amendment”) with Silicon Valley Bank, a California corporation (“SVB”), which amends that certain Amended and Restated Loan and Security Agreement dated as of June 17, 2013, between Control4 and SVB (the “2013 Loan Agreement”).

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

In the 2016 Loan Amendment, Control4 established a revolving credit facility of $30.0 million under the terms of the 2013 Loan Agreement. All borrowings under the revolving credit facility are collateralized by the general assets of the Company. Amounts borrowed under the revolving credit facility are due and payable in full on the maturity date, which is January 28, 2018. Advances made pursuant to the revolving credit facility are, at Control4’s option, either: (i) Prime Rate Advances, which bear interest at the Prime Rate plus a Prime Rate Margin of either 0% or 0.25%, depending on Control4’s leverage ratio for the subject quarter, or (ii) LIBOR Rate Advances, which bear interest at the LIBOR Rate plus a LIBOR Rate Margin of either 2.50% or 2.75%, depending on Control4’s leverage ratio for the subject quarter. Control4 is assessed an Unused 2016 Revolving Line Facility Fee of 0.25% in any quarter where the amount of advances under the revolving credit facility is less than $15.0 million. As of December 31, 2017, Control4 had no outstanding borrowings under the revolving credit facility.

The 2016 Loan Amendment contains various restrictive and financial covenants and the Company was in compliance with each of these covenants as of December 31, 2017.

On February 6, 2018, Control4 entered into the Third Loan Modification Agreement (the “2018 Loan Amendment”) with SVB, which increases the revolving credit facility to $40.0 million and has a maturity date of January 29, 2020. For a detailed discussion of the 2018 Loan amendment, refer to Note 11.

7. Income Taxes

On December 22, 2017, the United States enacted tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax and remeasuring U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Where the Company has been able to make reasonable estimates of the effects of the Tax Act for which its analysis is not yet complete, the Company has recorded provisional amounts in accordance with SAB 118. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements of the Tax Act, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with the tax laws in effect immediately prior to the enactment of the Tax Act.

Although the accounting for the Tax Act is incomplete, the Company was able to make reasonable estimates of certain effects of the Tax Act and record provisional amounts. The Tax Act reduces the U.S. federal corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. The Company has evaluated the decrease in the tax rate and has recorded a provisional, one-time tax expense of approximately $9.0 million. This expense was offset by an equal change in the valuation allowance, resulting in a net tax expense or benefit of $0.  The Company has also recorded a one-time tax benefit and corresponding reduction to the valuation allowance of $0.4 million related to Alternative Minimum Tax credit carryforwards that are expected to be refundable; the Tax Act contributed to $0.2 million of this tax benefit. The Company is still completing its evaluation of the impact of these changes in accordance with SAB 118.

The financial statements for the year ended December 31, 2017, do not reflect the impact of certain aspects of the Tax Act as the Company did not have the necessary information available, prepared, or analyzed in sufficient detail to determine an actual or provisional amount for the tax effects of the Tax Act. The tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits of the Company’s foreign subsidiaries. The Company is not able to complete the accounting for federal and state income tax items related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings and the associated unrecognized deferred tax liability for foreign earnings that will remain indefinitely reinvested. As a result, no provisional amounts have been recorded and the Company continues to account for unrepatriated earnings of foreign subsidiaries under the laws existing prior to the enactment date of the Tax Act.  The Company anticipates being able to offset the additional tax expense associated with the one-time tax with available net operating loss carryovers and/or foreign tax credits. Additionally, the Company is still evaluating the unrecognized deferred tax liability related to investment in foreign subsidiaries and joint ventures that will remain indefinitely reinvested subsequent to the one-

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

time transition tax. The Company anticipates that this will not impact tax expense, as the Company intends to continue indefinitely reinvesting its unremitted foreign earnings in Australia and the U.K.

The Tax Act also creates a new requirement on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The GILTI provisions require foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s assets to be included in the Company’s U.S. income tax return. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the Tax Act or make an accounting policy election for the ASC 740 treatment of the GILTI tax. Therefore, the Company has not recorded any amounts related to potential GILTI tax in its financial statements and has not yet made a policy decision regarding whether to record deferred taxes on GILTI.

The domestic and foreign components of net income (loss) before income tax expense consists of the following for the periods shown below (in thousands):

	Years Ended
	December 31,
	2017	2016	2015
Income (loss) before income taxes:
Domestic	$11,277	$6,179	$(933)
Foreign	3,160	(2,009)	(451)
Total income (loss) before income taxes	$14,437	$4,170	$(1,384)

The provision for income taxes consisted of the following components (in thousands):

	Years Ended
	December 31,
	2017	2016	2015
Current:
Domestic
Federal	$(511)	$400	$154
State	121	232	45
Foreign	490	522	366
Total current tax expense	100	1,154	565
Deferred:
Domestic
Federal	5,890	2,679	822
State	(1,084)	(299)	5
Foreign	927	(939)	(296)
Valuation allowance	(7,375)	(11,379)	(828)
Total deferred tax benefit	(1,642)	(9,938)	(297)
Total income tax expense (benefit)	$(1,542)	$(8,784)	$268

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Years Ended
	December 31,
	2017	2016	2015
Federal income tax rate	34.0%	35.0%	34.0%
State taxes, net of federal benefit	(1.4)	(18.4)	(2.1)
Stock-based compensation	(54.5)	21.8	(80.0)
Research and development credits	(2.4)	(0.9)	-
Change in valuation allowance	(56.7)	(247.1)	59.5
Non-deductible acquisition costs	0.3	3.3	(21.2)
Return to provision adjustments	(2.0)	(5.5)	10.6
Permanent items	4.0	2.8	(9.5)
Capital loss write-off	5.2	-	-
Deferred tax rate changes - US income tax reform	64.8	-	-
Differences in foreign tax rates	(1.8)	(0.5)	(11.9)
Other, net	(0.2)	(1.1)	1.2
Effective income tax rate	(10.7)%	(210.6)%	(19.4)%

Deferred tax assets and (liabilities) are comprised of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Reserves and accruals	$2,136	$2,957
Inventories	1,906	1,826
Net operating loss carryforwards	17,354	15,357
Property, plant and equipment	1,073	1,492
Stock-based compensation	2,283	4,116
Research and development credit carryforwards	5,435	5,757
Other	—	117
Total deferred tax assets	30,187	31,622
Valuation allowance	(24,082)	(23,843)
Total deferred tax assets	6,105	7,779
Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	(190)	(155)
Intangible assets	(5,493)	(6,708)
Other	(1)	—
Total deferred tax liabilities	(5,684)	(6,863)
Net deferred tax asset	$421	$916

At December 31, 2017 and 2016, the Company had a full valuation allowance against the deferred tax assets of its domestic and U.K. operations as it believes it is more likely than not that these benefits will not be realized. Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. In evaluating the ability to recover its deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company has a full valuation allowance against domestic and U.K. deferred tax assets. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive domestic income, the Company may release the valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets, resulting in a decrease to income tax expense for the period such release is made. In addition, the effective

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

tax rate in subsequent periods would increase, and more closely approximate the new federal statutory rate of 21% for 2018 and future years resulting from the passage of the Tax Act, after giving consideration to state income taxes, foreign income taxes and the effect of excess tax deductions associated with share-based compensation. The net valuation allowance decreased by approximately $(0.2) million and $11.4 million and during the years ended December 31, 2017 and 2016, respectively.

Net operating loss and tax credit carryforwards as of December 31, 2017 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$66,674	2026 - 2037
Net operating losses, state	67,762	2020 - 2037
Tax credit carryforwards, federal	6,641	2023 -2034
Tax credit carryforwards, state	2,813	2018 - 2028
Net operating losses, foreign	796	None

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	Years Ended
	December 31,
	2017	2016	2015
Balance at the beginning of the period	$3,583	$3,583	$3,583
Current year additions	—	—	—
Balance at the end of the period	$3,583	$3,583	$3,583

No additional unrecognized tax benefits were computed for the 2017 or 2016 tax years, pending completion of a U.S. federal research and development credit tax study. Domestic research and development credits are the only source of unrecognized tax benefits.  As there are no new domestic credits, there is no current year change in unrecognized tax benefits.  As of December 31, 2017, the amount of unrecognized tax benefits that would, if recognized, impact the Company’s effective income tax rate is approximately $3.6 million.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, China, Germany, India and Serbia. The Company is subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company is no longer subject to income tax examinations for the following jurisdictions and years: federal, for years before 2014; state and local, for years before 2013; or foreign; for years before 2012. However, federal net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used. The Company is currently under examination by the Internal Revenue Service for the year ended December 31, 2015.

At December 31, 2017, the Company had undistributed foreign earnings of $3.2 million, which the Company intends to permanently reinvest in foreign subsidiaries in Australia and the United Kingdom. Unrecognized deferred tax liabilities of $0.8 million from temporary differences related to the investment in these foreign subsidiaries would have been taxable if the Company repatriated the foreign earnings. The Company anticipates that future overseas earnings in these jurisdictions will also be reinvested indefinitely. In accordance with the indefinite reversal criteria, the foreign currency gains recorded in other comprehensive income related to foreign currency translation in these jurisdictions have not been tax effected.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

8. Equity Compensation

Stock Options

In 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Plan”), which provided for the granting of nonqualified and incentive stock options, stock appreciation rights, stock awards, restricted stock units and restricted stock awards. Under the 2003 Plan, the Company was able to grant nonqualified and incentive stock options to directors, employees and non-employees providing services to the Company. On June 11, 2013, the Company’s Board of Directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was subsequently approved by the Company’s stockholders. To the extent that any awards outstanding under the 2003 Plan are forfeited or lapse unexercised after August 1, 2013, the shares of common stock subject to such awards will become available for issuance under the 2013 Plan. The 2013 Plan provides for annual increases in the number of reserved shares of 5% of the outstanding number of shares of the Company’s Common Stock as of the preceding December 31. On January 1, 2018, the number of reserved shares was increased by 1,291,644 in accordance with the provisions of the 2013 Plan.

A summary of stock option activity for the years ended December 31, 2017, 2016 and 2015 is presented below:

				Weighted
		Weighted		Average
	Shares Subject	Average	Weighted	Remaining
	to Options	Grant Date	Average	Contractual
	Outstanding	Fair Value	Exercise Price	Life (Years)
Balance at December 31, 2014	4,851,221		$10.57
Granted	238,516	$5.31	10.52
Exercised	(285,387)		4.87
Expired	(47,866)		13.92
Forfeited	(183,812)		14.76
Balance at December 31, 2015	4,572,672		10.72
Granted	50,000	4.63	8.16
Exercised	(685,798)		5.01
Expired	(76,907)		14.96
Forfeited	(83,562)		14.81
Balance at December 31, 2016	3,776,405		11.55
Exercised	(1,617,659)		10.48
Expired	(60,275)		17.51
Forfeited	(28,669)		16.70
Balance at December 31, 2017	2,069,802		12.13

Exercisable options at December 31, 2016	3,048,020		10.69	5.4
Vested and expected to vest at December 31, 2016	3,733,643		11.52	5.8
Exercisable options at December 31, 2017	1,786,261		11.93	5.0
Vested and expected to vest at December 31, 2017	2,069,802		12.13	5.3

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$4.78	-	7.28	6.01	703,312	3.5	693,299	3.4
$7.49	-	11.29	10.01	434,929	5.5	338,311	5.1
$11.72	-	17.66	14.70	483,862	6.9	335,285	6.9
$19.56	-	22.92	21.02	447,699	6.1	419,366	6.1
				2,069,802		1,786,261

The total fair value of stock option awards vested during the years ended December 31, 2017, 2016, and 2015 was $3.9 million,  $5.4 million and $8.0 million, respectively.  The following table summarizes the aggregate intrinsic‑value of options exercised, outstanding and exercisable (in thousands):

	For the Years Ended
	and as of December 31,
	2017	2016	2015
Options Exercised	$19,966	$3,312	$1,432
Options Exercisable	31,841	6,089	3,496
Options Vested and Expected to Vest	36,489	6,280	3,499

The Company did not grant any option awards during 2017. The fair value of each option award granted in 2016 and 2015 was estimated on the date of grant using the Black‑Scholes option‑pricing model with the following assumptions:

	December 31,
	2016	2015
Expected volatility	62%	51	-	55%
Expected dividends	0%	0%
Expected terms (in years)	6.1	5.3	-	6.1
Risk-free rate	1.1%	1.3	-	1.8%

Restricted stock units

A summary of restricted stock unit activity for the year ended December 31, 2017 is presented below:

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2014	—
Awarded	433,000	$8.18
Forfeited	(8,000)	8.18
Non-vested balance at December 31, 2015	425,000	8.18
Awarded	1,147,946	7.40
Vested	(35,340)	7.85
Forfeited	(141,219)	7.66
Non-vested balance at December 31, 2016	1,396,387	7.60
Awarded	783,060	11.28
Vested	(823,620)	7.62
Forfeited	(65,167)	8.82
Non-vested balance at December 31, 2017	1,290,660	9.75

The total fair value of awards vested during the years ended December 31, 2017 and 2016 was $16.0 million and $0.4 million, respectively. During the year ended December 31, 2017, 823,620 restricted stock units vested of which 284,329 shares were withheld for tax purposes resulting in the issuance of 539,291 shares of common stock.

The aggregate intrinsic value of unvested restricted stock at December 31, 2017 was $38.4 million.  The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s stock price of $29.76 as of December 31, 2017, which would have been received by the restricted stock unit participants had all restricted stock units been vested as of that date.

Stock-based compensation expense

Total stock‑based compensation expense has been classified as follows in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended
	December 31,
	2017	2016	2015
Cost of revenue	$251	$171	$174
Research and development	4,242	3,256	2,885
Sales and marketing	3,662	2,273	1,783
General and administrative	3,950	2,670	2,192
Total stock-based compensation expense	$12,105	$8,370	$7,034

At December 31, 2017, there was $2.5 million of total unrecognized compensation cost related to non‑vested stock option awards that will be recognized over a weighted‑average period of 1.0 years.  At December 31, 2017, there was $8.4 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 1.7 years.

Company Matching Contribution to 401(k) Plan

The Company offers a 401(k) Plan and in November 2016, the Board of Directors authorized a matching contribution by the Company starting in 2017. Matching contributions are as follows: the Company will match 100% of the first 1% of salary contributed by a participant, and 50% of the next 5% of salary contributed by a participant, for a maximum matching contribution of 3.5% of the salary of a participant up to the limit on contributions imposed by the IRS.  Currently, the Company funds its match in contribution with shares of Control4’s common stock. During the year

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

ended December 31, 2017, the Company contributed 65,171 shares of stock to employees under this plan and recorded $1.4 million of expenses associated with this contribution.

9. Share Repurchases

In May 2015, the Company’s Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market.  During the years ended December 31, 2017 and 2016, the Company repurchased 119,007 and 427,646 shares of common stock for $1.8 million and $3.2 million, respectively.

In February 2018, the Company’s Board of Directors authorized the expansion of the repurchase program providing approval for the Company to repurchase up to $20 million in Control4 common stock from time to time on the open market until June 2019.

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

Rental expense was approximately $2.9 million, $2.5 million and $1.9 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum rental payments required under non‑cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of December 31, 2017 (in thousands):

2017	$2,632
2018	1,128
2019	617
2020	31
2021	—
$4,408

Purchase Commitments

The Company had non‑cancellable purchase commitments for the purchase of inventory, which extend through November 2018 totaling approximately $52.4 million as of December 31, 2017.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these agreements as of December 31, 2017, as there were no outstanding claims.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Legal Matters

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings, that if determined adversely to Control4, would individually or in the aggregate have a material adverse effect on the business, results of operations, financial condition or cash flows.

11. Subsequent Events

Amendment to the Silicon Valley Bank Loan Agreement

On February 6, 2018, Control4 entered into the 2018 Loan Amendment with SVB, which amends the 2013 Loan Agreement.

In the 2018 Loan Amendment, Control4 increases the revolving credit facility from $30.0 million to $40.0 million under the terms of the 2013 Loan Agreement (the “New Credit Facility”). All borrowings under the New Credit Facility are collateralized by the general assets of the Company. Amounts borrowed under the New Credit Facility are due and payable in full on the maturity date, which is January 29, 2020. Advances made pursuant to the New Credit Facility depend on Control4’s leverage ratio and are either: (i) Prime Rate Advances, which bear interest at the Prime Rate plus a Prime Rate Margin of either 0% or 0.25%, or (ii) LIBOR Rate Advances, which bear interest at the LIBOR Rate plus a LIBOR Rate Margin of either 2.50% or 2.75%.

Control4 paid a commitment fee of $100,000 in connection with the New Credit Facility, and will be assessed an unused revolving line facility fee of 0.25% in any quarter wherein the amount of advances under the New Credit Facility is less than $15.0 million. As a condition of the 2018 Loan Amendment, Control4 must satisfy certain financial covenants.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act).  In assessing the effectiveness of our internal control over financial reporting as of December 31, 2017, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as an emerging growth company is exempt from this requirement.

ITEM 9B.  Other Information

None.

PART III.

We are incorporating by reference the information required by Part III of this Form 10-K from our proxy statement relating to our 2018 annual meeting of stockholders (the “2018 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by this Item will be contained in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be contained in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Service

The information required by this Item will be contained in the 2018 Proxy Statement and is incorporated herein by reference.

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

3.  Exhibits.  The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Exhibits:

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 30, 2013
3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.4	July 1, 2013
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	July 18, 2013
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	July 1, 2013
10.2+	2003 Equity Incentive Plan and forms of award agreements thereunder.	S-1	10.2	July 1, 2013
10.3+	2013 Stock Option and Incentive Plan and forms of award agreements thereunder.	S-1	10.3	July 1, 2013
10.4+	Offer Letter to Martin Plaehn, dated August 20, 2011.	S-1	10.4	July 1, 2013
10.5+	Offer Letter to Jeff Dungan, dated August 1, 2006.	S-1	10.7	July 1, 2013
10.7	Relationship Agreement, dated June 27, 2013, between the Registrant and Sanmina Corporation.	S-1/A	10.9	July 18, 2013
10.8	Amended and Restated Loan and Security Agreement, dated June 17, 2013, between the Registrant and Silicon Valley Bank.	S-1	10.11	July 1, 2013
10.9	Lease dated March 31, 2012 by and between the Registrant and Harbert MSB Lone Peak Campus, LLC (as successor-in-interest to Colliers Paragon, LLC), as amended on December 17, 2012, February 24, 2014, December 22, 2014, and June 29, 2016.	Filed herewith	10.9
10.10	Second Loan Modification Agreement, dated January 29, 2016, by and between Silicon Valley Bank and Control4 Corporation	8-K	10.1	February 4, 2016
10.11	Third Loan Modification Agreement, dated February 6, 2018, by and between Silicon Valley Bank and Control4 Corporation	8-K	10.1	February 8, 2018
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

+Denotes management contract or compensatory plan or arrangement.

ITEM 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 15, 2018	CONTROL4 CORPORATION
	By:	/s/ MARK NOVAKOVICH
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned directors of Control4 Corporation, hereby severally constitute and appoint Martin Plaehn and Mark Novakovich, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Control4 Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2018.

Signature	Title

/s/ MARTIN PLAEHN	President, Chairman and Chief Executive Officer (Principal Executive Officer)
Martin Plaehn

/s/ MARK NOVAKOVICH	Chief Financial Officer (Principal Financial and Accounting Officer)
Mark Novakovich

/s/ ROB BORN	Director
Rob Born

/s/ JAMES CAUDILL	Director
James Caudill

/s/ DAVID C. HABIGER	Director
David C. Habiger

/s/ JEREMY JAECH	Director
Jeremy Jaech

/s/MARK E. JENSEN	Director
Mark E. Jensen

/s/ PHIL MOLYNEUX	Director
Phil Molyneux

/s/ MARIA THOMAS	Director
Maria Thomas