Form 10-Q
period 2018-03-31
CONTROL4 CORP
filed 2018-05-04
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

On April 27, 2018, 26,009,357 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,989	$29,761
Restricted cash	283	273
Short-term investments	49,612	44,057
Accounts receivable, net	26,751	29,925
Inventories	39,314	37,171
Prepaid expenses and other current assets	5,348	4,369
Total current assets	141,297	145,556
Property and equipment, net	7,104	7,337
Long-term investments	6,803	12,038
Intangible assets, net	24,627	26,081
Goodwill	21,828	21,867
Other assets	1,488	1,618
Total assets	$203,147	$214,497
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,881	$25,654
Accrued liabilities	8,179	10,835
Current portion of deferred revenue	4,778	4,538
Total current liabilities	34,838	41,027
Other long-term liabilities	3,983	3,942
Total liabilities	38,821	44,969
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 26,008,294 and 25,832,895 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	236,229	242,281
Accumulated deficit	(71,260)	(72,225)
Accumulated other comprehensive loss	(646)	(531)
Total stockholders’ equity	164,326	169,528
Total liabilities and stockholders’ equity	$203,147	$214,497

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Revenue	$59,149	$50,208
Cost of revenue	28,410	25,059
Gross margin	30,739	25,149
Operating expenses:
Research and development	10,940	9,844
Sales and marketing	12,535	11,447
General and administrative	6,293	5,717
Total operating expenses	29,768	27,008
Income (loss) from operations	971	(1,859)
Other income (expense), net:
Interest, net	236	38
Other expense, net	(357)	(144)
Total other income (expense), net	(121)	(106)
Income (loss) before income taxes	850	(1,965)
Income tax benefit	(116)	(2,786)
Net income	$966	$821
Net income per common share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03
Weighted-average number of shares:
Basic	25,904	24,005
Diluted	27,526	25,657

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Net income	$966	$821
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(51)	449
Net unrealized losses on available-for-sale investments, net of tax	(64)	(4)
Total other comprehensive income (loss)	(115)	445
Comprehensive income	$851	$1,266

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Operating activities
Net income	$966	$821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	969	929
Amortization of intangible assets	1,446	1,230
Loss on disposal of fixed assets	14	—
Provision for doubtful accounts	71	137
Investment discount and premium amortization	(83)	—
Stock-based compensation	3,335	3,254
Tax benefit from business acquisition	—	(2,415)
Changes in assets and liabilities:
Accounts receivable, net	3,235	2,199
Inventories	(2,003)	(928)
Prepaid expenses and other current assets	(916)	345
Other assets	194	(385)
Accounts payable	(3,923)	(136)
Accrued liabilities	(3,083)	(2,662)
Deferred revenue	163	65
Other long-term liabilities	84	5
Net cash provided by operating activities	469	2,459
Investing activities
Purchases of available-for-sale investments	(19,501)	(14,678)
Proceeds from sales of available-for-sale investments	1,000	—
Proceeds from maturities of available-for-sale investments	18,200	14,560
Purchases of property and equipment	(892)	(922)
Business acquisitions, net of cash acquired	—	(7,917)
Net cash used in investing activities	(1,193)	(8,957)
Financing activities
Proceeds from exercise of options for common stock	2,089	3,535
Payments for taxes related to net share settlement of equity awards	(3,614)	(2,067)
Repurchase of common stock	(7,448)	(1,821)
Payment of debt issuance costs	(113)	—
Net cash used in financing activities	(9,086)	(353)
Effect of exchange rate changes on cash and cash equivalents	48	258
Net change in cash and cash equivalents	(9,762)	(6,593)
Unrestricted and restricted cash and cash equivalents at beginning of period	30,034	35,060
Unrestricted and restricted cash and cash equivalents at end of period	$20,272	$28,467
Supplemental disclosure of cash flow information
Cash paid for interest	$25	$34
Cash paid for taxes	167	12
Supplemental schedule of non-cash investing and financing activities
Business acquisitions holdback liability	—	1,438
Purchases of property and equipment financed by accounts payable	207	93
Net unrealized losses on available-for-sale investments	(64)	(4)

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income, and condensed consolidated statements of cash flows are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other future interim or annual period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2018. The December 31, 2017 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in U.S. dollars, except for sales to dealers and distributors located in the United Kingdom, Canada, Australia, and the European Union, which are generally denominated in pounds sterling, Canadian dollars, Australian dollars, and euros, respectively. There were no individual account balances greater than 10% of total accounts receivable as of March 31, 2018 and December 31, 2017.

No dealer or distributor accounted for more than 10% of total revenue for the three months ended March 31, 2018 and 2017.

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

The following table presents the changes in the product warranty liability for the three months ended March 31, 2018 (in thousands):

Warranty Liability
Balance at December 31, 2017	$2,032
Warranty costs accrued	1,189
Warranty claims	(854)
Balance at March 31, 2018	$2,367

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income	$966	$821
Denominator:
Weighted average common stock outstanding for basic net income per common share	25,904	24,005
Effect of dilutive securities—stock options and restricted stock units	1,622	1,652
Weighted average common shares and dilutive securities outstanding	27,526	25,657

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

	Three Months Ended
	March 31,
	2018	2017
Options to purchase common stock	—	1,523
Restricted stock units	166	3
Total	166	1,526

Revenue Recognition

On January 1, 2018, the Company adopted “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”) utilizing the full retrospective method of transition, which required a retrospective adjustment of each prior reporting period presented. The Company applied the new standard using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed. Upon adoption of ASC 606, the Company implemented internal controls to enable the preparation of financial information.

Adoption of ASC 606 did not have a significant impact on the Company’s financial statements, however, while preparing for the adoption of ASC 606, the Company evaluated the accounting for technical support and unspecified upgrade rights, which the Company considered inconsequential under ASC 605. While the Company determined that these services are immaterial in the context of the contract under ASC 606, the Company believes that as product offerings continue to mature these services will become more material over time. Accordingly, under ASC 606, the Company will account for technical support and unspecified upgrade rights as a performance obligation, distinct from the hardware product and embedded software, with the associated revenue satisfied over time.

The adoption of ASC 606 impacted the Company’s previously reported results as follows (in thousands, except share data):

	Three Months Ended
	March 31,
	2017
	As previously reported	ASC 606 adjustment	As adjusted
Revenue	$50,235	$(27)	$50,208
Income tax benefit	(2,781)	(5)	(2,786)
Net income	843	(22)	821
Basic earnings per share	$0.04	$(0.01)	$0.03
Diluted earnings per share	$0.03	$—	$0.03

	December 31,
	2017
	As previously reported	ASC 606 adjustment	As adjusted
Other assets	$1,576	$42	$1,618
Current portion of deferred revenue	2,311	2,227	4,538
Other long-term liabilities	882	3,060	3,942
Stockholders’ equity	174,773	(5,245)	169,528

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Shipping charges billed to dealers and distributors are included in product revenue and related shipping costs are included in cost of revenue. The Company has elected to account for shipping and handling activities performed after control has been transferred to the customer as a fulfillment cost and accrues for these costs if revenue is recognized before contractually agreed-upon shipping and handling occurs.

Solution Products Revenue

The Company sells its solution products through a network of independent dealers, distributors and retailers. These dealers, distributors and retailers generally sell the Company’s products as part of a bundled sale, which typically includes other third‑party products and related services, project design, installation services and on‑going support.

The Company’s products are generally highly dependent on, and interrelated with, the underlying operating system and cannot function without the operating system. In these cases, the hardware and software license are accounted for as a single performance obligation and revenue is recognized at the point in time when ownership is transferred to dealers, distributors, and retailers, which is typically at the time the product is shipped. In cases where revenue is allocated to software updates and technical support, primarily because the updates and technical support are provided at no additional charge, revenue is recognized as the updates and technical support are provided, which is ratably over the estimated life of the related device.

Certain customers may receive cash-based incentives or credits; which are accounted for as variable consideration. The Company records estimated reductions to revenue for dealer incentives at the time of the initial sale. The estimated reductions to revenue are based on the sales terms and the Company’s historical experience and trend analysis. The most common incentive relates to amounts paid or credited to dealers for achieving defined volume levels or growth objectives.

Subscription Service Revenue

The Company offers a subscription service that allows consumers to control and monitor their homes remotely and allows the consumer’s respective Control4 dealer to perform remote diagnostic services. Subscription revenue is deferred at the time of payment and recognized ratably over the contract period which is typically one year.

Third-Party Product Revenue

The Company recognizes revenue net of cost of revenue for non-inventoried, third‑party products sold through the Company’s online ordering system. The Company’s primary role is to arrange for another entity to provide the goods or services and the Company does not control the promised good or service before it is transferred to the customer.

Significant Judgments

The Company’s contracts with dealers, distributors, and retailers can include promises to transfer multiple products and services. Determining whether multiple products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. The Company uses a single amount to estimate SSP for items that are not sold separately, including software updates and technical support provided at no additional charge. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the SSP is determined using information that may include market conditions and other observable inputs.

The Company’s products are generally sold with a limited right of return and the Company may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize.

Disaggregated Revenue

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. There was no single foreign country that accounted for more than 10% of total revenue for the three months ended March 31, 2018 and 2017. The following table sets forth revenue from U.S., Canadian and all other international dealers and distributors combined (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue-United States	$40,964	$35,172
Revenue-Canada	5,264	4,247
Revenue-all other international sources	12,921	10,789
Total revenue	$59,149	$50,208
International revenue (excluding Canada) as a percent of total revenue	22%	21%

 Contract Balances

As of March 31, 2018 and December 31, 2017, accounts receivable, net of allowance for doubtful accounts, were $26.8 million and $29.9 million, respectively.

The Company extends credit to the majority of its dealers and distributors, which consist primarily of small, local businesses. Issuance of credit is based on ongoing credit evaluations by the Company of dealers’ and distributors’ financial condition and generally requires no collateral. Trade accounts receivable are recorded at the invoiced amount and do not generally bear interest. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance is based upon the creditworthiness of the Company’s dealers and distributors, the dealers’ and distributors’ historical payment experience, the age of the receivables and current market and economic conditions. Provisions for potentially uncollectible receivables are recorded in sales and marketing expenses. The Company writes off accounts receivable balances to the allowance for doubtful accounts when it becomes likely that they will not be collected.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

Allowance
Balance at December 31, 2017	$1,147
Provision	71
Write-offs	(21)
Balance at March 31, 2018	$1,197

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined the contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services, not to receive financing from customers, such as invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period.

Deferred revenue is comprised mainly of unearned revenue related to subscription services as well as revenue deferred on the sale of solution products for software updates and technical support. The following table presents the changes in deferred revenue for the three months ended March 31, 2018 (in thousands):

Deferred Revenue
Balance at December 31, 2017	$7,682
Deferred revenue	2,260
Recognition of deferred revenue	(2,067)
Balance at March 31, 2018	$7,875

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted not recognized revenue was $8.8 million as of March 31, 2018, of which the Company expects to recognize approximately 41% of the revenue over the next 12 months and the remainder over a period of three to four years.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has elected to immediately expense contract acquisition costs that would be amortized in one year or less. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year; these incremental costs were immaterial during both periods presented.

Restricted Cash

Restricted cash as of March 31, 2018 and December 31, 2017 is composed of a guarantee made by the Company’s subsidiary in the United Kingdom to HM Revenue & Customs related to a customs duty deferment account.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which provides amendments to current guidance to address the classifications and presentation of changes in restricted cash in the statement of cash flows. The effective date for the standard is for fiscal years beginning after

December 15, 2017. The Company adopted the standard effective January 1, 2018; the adoption of this standard did not have a material impact on the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The amendments in this update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the standard effective January 1, 2018; the adoption of this standard did not have a material impact on the consolidated financial statements.

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

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Finished goods	$34,743	$33,050
Component parts	4,486	4,025
Work-in-process	85	96
	$39,314	$37,171

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Computer equipment and software	$5,231	$5,030
Manufacturing tooling and test equipment	4,208	4,894
Lab and warehouse equipment	5,014	4,869
Leasehold improvements	4,117	3,960
Furniture and fixtures	3,750	3,698
Other	1,086	1,086
	23,406	23,537
Less: accumulated depreciation	(16,302)	(16,200)
	$7,104	$7,337

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Sales returns and current portion of warranty accruals	$2,514	$2,872
Compensation accruals	3,374	5,241
Other accrued liabilities	2,291	2,722
	$8,179	$10,835

Other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Deferred revenue	$3,097	$3,143
Warranty	733	600
Other	153	199
	$3,983	$3,942

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

Cash, Cash Equivalents and Marketable Securities

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three months ended March 31,  2018 and 2017, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.

The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category, recorded as cash and cash equivalents or short- or long-term investments as of March 31,  2018 and December 31, 2017 (in thousands):

	March 31, 2018
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$14,739	$—	$—	$14,739	$14,739	$—	$—

Level 1:
Money market funds	5,250	—	—	5,250	5,250	—	—
U.S. government notes	10,017	—	(31)	9,986	—	6,050	3,936
Subtotal	15,267	—	(31)	15,236	5,250	6,050	3,936

Level 2:
Corporate bonds	26,497	—	(95)	26,402	—	23,535	2,867
Commercial paper	20,027	—	—	20,027	—	20,027	—
Subtotal	46,524	—	(95)	46,429	—	43,562	2,867
Total	$76,530	$—	$(126)	$76,404	$19,989	$49,612	$6,803

	December 31, 2017
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$24,367	$—	$—	$24,367	$24,367	$—	$—

Level 1:
Money market funds	5,394	—	—	5,394	5,394	—	—
U.S. government notes	9,060	—	(13)	9,047	—	4,098	4,949
Subtotal	14,454	—	(13)	14,441	5,394	4,098	4,949

Level 2:
Corporate bonds	24,943	—	(49)	24,894	—	17,805	7,089
Commercial paper	22,154	—	—	22,154	—	22,154	—
Subtotal	47,097	—	(49)	47,048	—	39,959	7,089
Total	$85,918	$—	$(62)	$85,856	$29,761	$44,057	$12,038

As of March 31,  2018, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. During the three months ended March 31,  2018 and 2017, the Company did not recognize any significant impairment charges. The Company invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity.

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

The Company settles its foreign exchange contracts on the last day of every month and enters into a new forward contract for the next month. As a result, there are no assets or liabilities recorded in the accompanying Condensed Consolidated Balance Sheets related to derivative instruments as of March 31,  2018.

The following table shows the pre-tax losses of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Three Months Ended
		March 31,
	Income Statement Location	2018	2017
Foreign exchange forward contracts	Other income (expense), net	$(548)	$(527)

4. Acquisitions

ihiji Acquisition

On December 22, 2017, the Company acquired the intellectual property and key operating assets of ihiji, a provider of remote management services for technical integrators servicing connected home customers. The Company anticipates this acquisition will enable Control4 to combine two network and device management solutions, BakPak from Control4 and Invision from ihiji, into one unified service platform to better service the professional integrators of Control4 products. Total consideration transferred for this acquisition was immaterial. The majority of the consideration transferred was allocated to a developed technology intangible asset.

Acquisition of Triad Holdings, Inc.

On February 27, 2017, the Company entered into a definitive agreement to acquire Triad Holdings, Inc., (“Triad Holdings”), along with its wholly owned subsidiary Triad Speakers, Inc. (“Triad Speakers” and together with Triad Holdings “Triad”) through the purchase of all the outstanding shares of common stock of Triad for a purchase price of $9.2  million, which included cash acquired of $0.3 million. In accordance with the purchase agreement, $1.4 million of the purchase price was to be held for up to 18 months from the acquisition date to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise (the “Holdback”).  Due to customary working capital adjustments after the acquisition date, the Holdback was reduced to $1.1 million. The Company has classified the $1.1 million Holdback in other current liabilities.

The Company determined the Triad acquisition was not a significant acquisition under Rule 3-05 of Regulation S‑X.

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2017	$21,867
Foreign currency translation adjustment	(39)
Balance at March 31, 2018	$21,828

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed.

Amortizable Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of March 31,  2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$17,252	$(7,471)	$9,781
Customer relationships	12,008	(2,929)	9,079
Trademark/trade name	6,776	(1,009)	5,767
Non-competition agreements	295	(295)	—
Total intangible assets	$36,331	$(11,704)	$24,627

	December 31, 2017
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$19,626	$(8,914)	$10,712
Customer relationships	12,009	(2,556)	9,453
Trademark/trade name	6,776	(869)	5,907
Non-competition agreements	295	(286)	9
Total intangible assets	$38,706	$(12,625)	$26,081

The weighted average amortization period for developed technology, customer relationships, and trademarks/trade names is 6.9 years, 8.4 years, and 12.0 years, respectively; and 7.3 years for all amortizable intangible assets in total.

The Company recorded amortization expense during the three months ended March 31,  2018 and 2017 for these intangible assets as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$921	$774
Research and development	28	48
Sales and marketing	497	408
Total amortization of intangible assets	$1,446	$1,230

Amortization of finite lived intangible assets as of March 31,  2018 for the next five years is as follows (in thousands):

Amount
Remainder of 2018	$4,124
2019	5,514
2020	4,598
2021	2,254
2022	2,093
Thereafter	6,044
$24,627

6. Long-Term Obligations

Loan and Security Agreement

On February 6, 2018, Control4 entered into the 2018 Loan Amendment with SVB, which amends the 2013 Loan Agreement.

In the 2018 Loan Amendment, Control4 increased the revolving credit facility from $30.0 million to $40.0 million under the terms of the 2013 Loan Agreement (the “New Credit Facility”). All borrowings under the New Credit Facility are collateralized by the general assets of the Company. Amounts borrowed under the New Credit Facility are due and payable in full on the maturity date, which is January 29, 2020. Advances made pursuant to the New Credit Facility depend on Control4’s leverage ratio and are either: (i) Prime Rate Advances, which bear interest at the Prime Rate plus a Prime Rate Margin of either 0% or 0.25%, or (ii) LIBOR Rate Advances, which bear interest at the LIBOR Rate plus a LIBOR Rate Margin of either 2.50% or 2.75%.

Control4 will be assessed an unused revolving line facility fee of 0.25% in any quarter wherein the amount of advances under the New Credit Facility is less than $15.0 million. As of March 31,  2018, Control4 had no outstanding borrowings under the revolving credit facility.

The 2018 Loan Amendment contains various restrictive and financial covenants, and the Company was in compliance with each of these covenants as of March 31,  2018.

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

Although the accounting for the Tax Act is incomplete, the Company was able to make reasonable estimates of certain effects of the Tax Act and record provisional amounts. The Tax Act reduces the U.S. federal corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. The Company has evaluated the decrease in the tax rate and in 2017 recorded a provisional, one-time tax expense of approximately $9.0 million. This expense was offset by an equal change in the valuation allowance, resulting in a net tax expense or benefit of $0.  The Company also recorded a one-time tax benefit and corresponding reduction to the valuation allowance of

$0.4 million related to Alternative Minimum Tax credit carryforwards that are expected to be refundable; the Tax Act contributed to $0.2 million of this tax benefit. As of March 31, 2018, the Company is still completing its evaluation of the impact of these changes in accordance with SAB 118.

The financial statements for the three months ended March 31, 2018, do not reflect the impact of certain aspects of the Tax Act as the Company did not have the necessary information available, prepared, or analyzed in sufficient detail to determine an actual or provisional amount for the tax effects of the Tax Act. The tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits of the Company’s foreign subsidiaries. The Company is not able to complete the accounting for federal and state income tax items related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings and the associated unrecognized deferred tax liability for foreign earnings that will remain indefinitely reinvested. As a result, no provisional amounts have been recorded and the Company continues to account for unrepatriated earnings of foreign subsidiaries under the laws existing prior to the enactment date of the Tax Act.  The Company anticipates being able to offset the additional tax expense associated with the one-time tax with available net operating loss carryovers and/or foreign tax credits. Additionally, the Company is still evaluating the unrecognized deferred tax liability related to investment in foreign subsidiaries and joint ventures that will remain indefinitely reinvested subsequent to the one-time transition tax. The Company anticipates that this will not impact tax expense, as the Company intends to continue indefinitely reinvesting its unremitted foreign earnings in Australia and the U.K.

The Tax Act also creates a new requirement on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The GILTI provisions require foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s assets to be included in the Company’s U.S. income tax return. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company is estimating a taxable income inclusion related to GILTI for the three months ended March 31, 2018 and has made the election to account for GILTI as a component of current taxes incurred rather than as a component of deferred taxes.

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

Income tax benefit was $0.1 million for the three months ended March 31, 2018 compared to $2.8 million for the three months ended March 31,  2017, or approximately 14% and 142% of income before income taxes, respectively. The effective tax rate for the three months ended March 31,  2018 differs from the U.S. federal statutory rate of 21% primarily due to the domestic valuation allowance offsetting most of the statutory rate. The rate is increased by foreign income taxes, state income taxes or taxes in states for which net operating loss carryforwards are not available, and the impact of incentive stock options as well as other permanent differences. As of December 31, 2017, the Company’s NOL carryforward amounts for U.S. federal income and state tax purposes were $66.7 million and $67.8 million, respectively. The NOL carryforwards will expire between 2020 and 2037. In addition to the NOL carryforwards, as of December 31, 2017, the Company had U.S. federal and state research and development credit carryforwards of $6.6 million and $2.8 million, respectively, which will expire between 2018 and 2034.

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

A summary of stock option activity for the three months ended March 31,  2018 is presented below:

				Weighted
		Weighted		Average
	Shares Subject	Average	Weighted	Remaining
	to Options	Grant Date	Average	Contractual
	Outstanding	Fair Value	Exercise Price	Life (Years)
Balance at December 31, 2017	2,069,802		12.13
Exercised	(196,476)		10.63
Expired	(2,809)		5.72
Forfeited	(1,996)		14.03
Balance at March 31, 2018	1,868,521		12.30

Exercisable options at March 31, 2018	1,665,674		12.30	4.8
Vested and expected to vest at March 31, 2018	1,868,521		12.30	5.0

The following table summarizes information about stock options outstanding and exercisable at March 31,  2018:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$4.89	-	7.49	6.08	669,446	3.3	660,753	3.3
$8.16	-	12.93	10.57	418,169	5.8	309,182	5.5
$12.98	-	19.56	15.60	359,537	6.6	274,370	6.5
$20.91	-	22.92	21.07	421,369	5.7	421,369	5.7
				1,868,521		1,665,674

For the stock option awards vested during the three months ended March 31,  2018, the total fair value was $0.7 million. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

	For the Three Months Ended
	and as of March 31,
	2018	2017
Options Exercised	$2,765	$3,119
Options Exercisable	15,335	14,761
Options Vested and Expected to Vest	17,203	16,121

Restricted stock units

A summary of restricted stock unit activity for the three months ended March 31,  2018 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2017	1,290,660	$9.75
Awarded	326,150	29.21
Vested	(425,282)	9.83
Forfeited	(34,250)	9.54
Non-vested balance at March 31, 2018	1,157,278	15.21

During the three months ended March 31,  2018,  425,282 restricted stock units vested of which 146,359 shares were withheld for tax purposes resulting in the issuance of 278,923 shares of common stock.

Company Matching Contribution to our 401(k) Plan

The Company offers a 401(k) Plan and in November 2016, the Company’s Board of Directors authorized a matching contribution by the Company starting in 2017. Matching contributions are as follows: the Company will match 100% of the first 1% of salary contributed by a participant, and 50% of the next 5% of salary contributed by a participant, for a maximum matching contribution of 3.5% of the salary of a participant up to the limit on contributions imposed by the IRS.  Currently, the Company funds its match in contribution with shares of Control4’s common stock.  During the three months ended March 31,  2018, the Company recorded $0.4 million of expenses associated with this contribution.

Stock-based compensation expense

Total stock-based compensation expense has been classified as follows in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$68	$58
Research and development	1,084	1,129
Sales and marketing	959	1,064
General and administrative	1,224	1,003
Total stock-based compensation expense	$3,335	$3,254

At March 31,  2018, there was $1.8 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 0.9 years. At March 31,  2018, there was $15.4 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 2.1 years if all vesting conditions are met.

9. Share Repurchases

In February 2018, the Company’s Board of Directors authorized the repurchase of up to $20.0 million in Control4 common stock from time to time on the open market until June 2019. During the three months ended March 31,  2018, the Company repurchased 300,000 shares for $7.4 million compared to 119,007 shares for $1.8 million in the same period in 2017. As of March 31,  2018, the Company has $12.6 million remaining under this share repurchase program.

10. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space under operating leases that expire between 2018 and 2021. The terms of the leases include periods of free rent, options for the Company to extend the leases (three to five years) and increasing rental rates over time. The Company recognizes rental expense under these operating leases on a straight-line basis over the lives of the leases and has accrued for rental expense recorded but not paid.

Rental expense was approximately $0.8 million and $0.7 million for the three months ended March 31,  2018 and 2017, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of March 31,  2018 (in thousands):

Remainder of 2018	$2,173
2019	2,958
2020	2,502
2021	1,269
2022	534
Thereafter	240
$9,676

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through March 2019 totaling approximately $53.9 million as of March 31,  2018.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these agreements as of March 31,  2018, as there were no outstanding claims.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2018, and our condensed consolidated financial statements and the notes thereto included elsewhere in this document, as well as other documents we file with the SEC from time to time. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items including without limitation statements about the accretive effect of any acquisitions; any statements of the plans, strategies and objectives of management for future operations or growth; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends or market opportunities and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

•	Key Operating and Financial Metrics. Key operating and financial metrics that we use to evaluate and manage our business.
•	Results of Operations. An analysis of our financial results comparing 2018 to 2017.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•

Non-GAAP Financial Measures. A reconciliation of certain non-GAAP financial measures used by management to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans.

•

Contractual Obligations and Off-Balance Sheet Arrangements. An overview of our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of March 31, 2018, including an expected payment schedule.

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

Consumers purchase our smart solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, distributors and retailers design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security, network management and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, distributors and retailers as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, primarily related to products installed in hotels, which is excluded from our calculation of Core revenue as well as certain specialty display products and associated installation sales in Australia. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be project-based and uneven from period to period. During the three months ended March 31, 2018, over 4,300 active direct dealers were authorized to sell and install the full Control4 line of products in the United States, Canada, the United Kingdom, Australia, China, Germany and 49 other countries, and 32 distributors were authorized to cover an additional 44 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, and billing for dealers in each of those countries. We have approximately 1,090 additional active dealers and 17 distributors that are currently authorized to sell only our Pakedge and Triad product lines.

We derive the majority of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home or business and other related ancillary products used in automation projects. We also generate revenue from the sale of annual subscriptions to our 4Sight subscription service, which allows consumers to personalize their automation system through simple homeowner directed programming, referred to as “When >> Then” automation; remotely access, backup, and control their smart home solutions from their mobile devices; receive e-mail and “push notification” alerts regarding activities in their home; and enable Amazon Alexa voice services.

We were founded in 2003 and began shipping our products and generating revenue in 2005. Our revenue growth rates for the last five complete calendar years are shown in the following table (dollars in millions):

	For the Years Ended December 31,
	2017 * As adjusted	2016 * As adjusted	2015	2014	2013
Core revenue	$238.8	$203.2	$160.7	$144.7	$126.4
Core revenue growth over prior year	18%	26%	11%	14%	20%

Other revenue	$5.4	$4.9	$2.5	$4.1	$2.1
Other revenue changes over prior year	10%	96%	(39)%	95%	-46%

Total revenue	$244.2	$208.1	$163.2	$148.8	$128.5
Total revenue growth over prior year	17%	28%	10%	16%	17%

*The revenue growth rate data for the years ended December 31, 2017 and 2016 reflects the adoption of ASC 606. The revenue growth rate data for the years ended December 31, 2015, 2014 and 2013 does not reflect the adoption of ASC 606.

Over the past five years, we have experienced double-digit annual growth in Core revenue. Our Core revenue growth during that period has been the result of a combination of the net addition of new independent dealers and distributors to our sales channels, an increase in the number of projects performed by our existing network of independent dealers and distributors, and the addition of new products developed internally and acquired through business combinations. We believe our ability to grow our core sales channel has been enhanced through product innovation, expansion of our product offerings and helping our independent dealers and distributors grow their business. Some recent developments that we believe may enhance our offerings and help drive growth include, but are not limited to, the following:

•

Introduced our new CA-1 controller, an entry level controller for projects that only include lighting, temperature control, and security integration, and do not require additional entertainment features found in our EA series of controllers;

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

•

Launched the new Triad Garden Array outdoor speakers, a family of all-weather, landscape speakers that include a premium satellite speaker and subwoofer designed to be placed throughout flower beds or around the yard to blanket outdoor spaces with rich, beautiful audio; and

•	Launched the new Pakedge PowerPak family of power control devices that provide centralized power control and management with surge protection for all equipment in a connected home. Dealers can use the BakPak enabled PowerPak power distribution units (“PDUs”) to monitor and manage their entire customer base in a single interface.

While our historical revenue growth has been primarily organic, we have completed several recent acquisitions that we believe enhance our product offerings and position us for continued growth in the future. Recent acquisitions of technology and distribution-related business are as follows:

•

In December 2017, we acquired the intellectual property and key operating assets of ihiji, a leading provider of remote management services for technical integrators servicing connected home customers. By combining two industry-leading network and device management solutions, BakPak from Control4 and Invision from ihiji, into one unified service platform, Control4 will provide thousands of professional integrators with powerful device monitoring and management capability to efficiently and proactively support their connected-home customers; and

•

In February 2017, we acquired Triad, a leader in advanced audio technology with best-in-class, customizable speaker solutions. Entertainment is integral to the connected home and the acquisition of Triad brings premium-acoustics experience and innovation to Control4, enhancing our entertainment offerings and enabling the future development of new integrated-audio experiences.

Adoption by the Control4 dealer network of Triad products continues to steadily expand with 2,100 dealers, or 40% of our active dealers, ordering Triad during the last twelve months.

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

Factors and Trends Affecting Our Performance

A number of industry trends have facilitated our growth over the past several years, including the proliferation of connected devices and the constant growth of network-enabled homes and businesses. From smartphones to smart watches to smart cars, technology is transforming nearly every aspect of our lives, streamlining daily routines and providing quick, easy access to the capabilities and content we want most. Not only are new technologies providing convenience on-the-go, but they are becoming increasingly accessible. Voice services are a recent example of an emerging technology in our connected world, and our integration with Amazon Alexa helps keep us at the forefront of our industry in our adoption of voice-activated solutions. We remain committed to embracing emerging technologies through our open platform and broad ecosystem.

Our open platform makes it easy for a broad community of original equipment manufacturer partners to participate in our smart home ecosystem, which includes over 11,700 drivers and more than 3,300 SDDP-enabled products. For example, LG recently announced that its new lines of OLED and Super UHD TVs would feature SDDP, and Samsung announced the incorporation of SDDP software into its new 4K television line-up and Blu-ray Player products. We believe that these and other companies are increasingly recognizing the value of including SDDP with their new releases to simplify integration of their products into Control4 installations. Our broad ecosystem, which includes audio, video, lighting, temperature, network, security and communication device categories, gives consumers flexibility to integrate nearly any connectable device into their smart home. In addition, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest product innovations and allows our smart home platform to grow alongside emerging technologies to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

Our products leverage both wired and wireless technologies and are designed to be installed in both new construction and existing homes. We expect that future increases in both new home construction and existing home renovations will have a positive impact on our revenue. In new home construction, we continue to engage builders to introduce entry- to mid-level Control4 systems as a standard feature in new home projects, and we believe that the release of our new CA-1 controller, at the lowest price point of any Control4 controller, will help with adoption of control in these types of projects. We further believe home automation is increasingly becoming a higher priority for home buyers, and this is one of the reasons for our investment in national and regional builder programs.

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

o

A record nine CE Pro Quest for Quality Awards in 2018, the most ever won by a single company, consisting of Platinum for General Communication/Customer Service, RMR Support Programs, and Shipping Policies; and Silver for Technical Support, Sales/Marketing Assistance, Dealer/Integrator Website, Training Programs, Dealer Protection Policies, and Social Media Presence.

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

•

Accelerating and Enhancing Consumer Lead Generation. We determined that there is an opportunity for us to play a more active role in generating and pursuing leads received from our marketing efforts. Therefore, we are continuing to invest in inside sales representatives to qualify inbound inquiries and direct them to qualified independent dealers. Our enhanced lead generation strategies have increased consultations, bids and project installations. Through the continual optimization of our marketing efforts, coupled with our new inside resources to qualify inbound leads, we believe we can improve lead conversion rates and increase the amount of revenue per lead.

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

•

Expanding our International Dealer and Distributor Network. We believe that our future growth will depend in part on our ability to expand our dealer and distributor network outside of North America, to adapt our products and services to foreign markets, and to increase awareness of our brands internationally. We continue to add field sales and service personnel to assist in the optimization of our international channels. We have adopted a direct-to-dealer model in specific international regions, namely in the United Kingdom, China, Germany and Australia, and we will continue to evaluate opportunities in other countries. Furthermore, we recently opened international training centers in Germany and Australia to help support the transition to a direct-to-dealer model.

•

Managing Competition. The market for home automation is fragmented, highly competitive and continually evolving. In addition to competing with traditional players in the luxury segment of the home automation market, including Crestron, Elan, and Savant, a number of large technology companies such as Amazon, Apple, Google, and Samsung offer device control capabilities within some of their products, applications and services, and are engaged in ongoing efforts to address the broader home automation market. In addition, managed service companies such as ADT, Alarm.com, Comcast, and Vivint, have broadened their service offerings to include control of devices such as door locks, lights, and cameras. Our ability to compete in the growing home automation market over the next several years will be a key factor in our ability to continue to grow our business and meet or exceed our future expectations.

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers(1)

	Three Months Ended
	March 31,
	2018	2017
Authorized dealers at the beginning of the period	3,174	2,994
Additions	83	103
Terminations	(42)	(58)
Authorized dealers at the end of the period	3,215	3,039

Number of active dealers(2)	3,108	2,959
Active dealers as a % of authorized dealers(2)	97%	97%

International Direct Dealers(1)

	Three Months Ended
	March 31,
	2018	2017
Authorized dealers at the beginning of the period	1,315	1,147
Additions	52	68
Terminations	(9)	(16)
Authorized dealers at the end of the period	1,358	1,199

Number of active dealers(2)	1,195	1,090
Active dealers as a % of authorized dealers(2)	88%	91%

	Three Months Ended
	March 31,
	2018	2017
Number of controllers sold	23,413	21,341
Core revenue growth	18%	17%
International core revenue as a percentage of total revenue	22%	21%

(1)

These dealer figures only include dealers authorized to sell and install the full Control4 line of products and exclude the approximately 1,090 dealers that are currently authorized to sell only the Pakedge and Triad line of products.

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

Strengthening our worldwide dealer channel through business and installation tools, education programs, and new dealer recruitment remains an ongoing priority.  Much of our focus in 2018 will be the successful introduction of new products to our channel as well as strengthening and expanding our dealer network. Our sales team will focus over the next few quarters on adding more new dealers, both traditional A/V dealers as well as dealers who historically have focused on IT, security, electrical, or HVAC offerings. Our goal is to continuously increase our dealers’ productivity and growth. Enabling our dealers to increase productivity will ultimately drive our revenue growth.

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

As a result of our traditional efforts to expand our channel, the number of active international dealers for our full Control4 line of products increased 10% from March 31,  2017 to March 31,  2018, and we saw an increase of 5% in the number of active North American direct dealers during the same period.  Generally, the growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers is much lower than the North American market. Much of this growth in our international dealer network is attributed to new dealer additions in China, Germany and Australia. We plan to continue to monitor markets that are currently served by a single distributor and, when business conditions are favorable, we may decide to establish direct relationships with selected dealers in these regions.

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

In February 2018, we released our CA-1 controller, which is designed for entry-level projects for homeowners interested in lighting, temperature control, and security. As a result, our dealers have made initial purchases of CA-1 controllers for their showrooms in addition to purchases for end consumers.

Our Entertainment and Audio “EA” and Controller and Automation (“CA”) controllers address a broad range of solutions from simple single room projects to large, elegant whole-home deployments. Our EA-1 and CA-1 controllers broaden the addressable market for our solutions by providing single-room and lower cost solutions which typically involve more narrowly defined use cases with fewer connected devices. In 2017, 29% of the Control4 automation projects our dealers sold were single-room or low-cost projects consisting only of a controller or controller paired with a remote.

During the three months ended March 31, 2018, we sold 23,413 controllers compared to 21,341 controllers sold in the same period in 2017, an increase of 10%.

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

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
North America Core Revenue	$45,701	$39,206
International Core Revenue	12,790	10,536
Other Revenue	658	466
Total Revenue	$59,149	$50,208
North America Core Revenue as a % of Total Revenue	77%	78%
International Core Revenue as a % of Total Revenue	22%	21%

North America Core revenue increased $6.5 million, or 17%, for the three months ended March 31, 2018, compared to the same period in 2017. International Core revenue increased $2.3 million, or 21%, in the three months ended March 31, 2018, compared to the same period in 2017.

Revenue growth in both North America and internationally is driven by a variety of factors.  We continue to see growth from net new dealer additions as well as growth from existing dealers driven by an increase in the number of projects that are being performed and increased project share, which is a derivative of our new product innovation and our acquisition strategy.

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

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Targeted International Regions (1)	$10,863	$8,246
Other International Regions	1,927	2,290
Total International Core Revenue	$12,790	$10,536

(1) Serviced by our offices in the United Kingdom, Germany, Australia, China, and India.

International Core revenue in the targeted international regions grew 32% during the three months ended March 31, 2018, compared to the same period in 2017, while International Core revenue in the other international regions decreased 16% during the three months ended March 31, 2018, compared to the same period in 2017.  Improvements in foreign currency exchange rates and general economic conditions in our targeted international regions have contributed to an increase in revenue compared to 2017. Ownership changes of international distributors and unfavorable geo-political conditions have caused a decrease in revenue in our other international regions compared to 2017.

We continue to make investments internationally to improve our dealers’ ability to sell and install our products and believe that these investments will enable us to grow our key international markets. Notwithstanding the foregoing, we sell broadly throughout the world and we believe that regional, adverse international economic conditions may create challenges and slow growth in certain geographies in the future.

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

In addition, in conjunction with our acquisition of Triad, we were required to record acquired inventory at fair value, as determined under ASC 805, Business Combinations, resulting in a step-up in the inventory value. Such step-up is recorded through cost of goods sold when the specific inventory is sold, resulting in a negative impact to our gross margin. Also, cost of goods sold includes ongoing, periodic amortization of the acquired technology.

Gross margin for the three months ended March 31, 2018 and 2017 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2018	2017
Gross margin	$30,739	$25,149
Percentage of revenue	52.0%	50.1%

As a percentage of revenue, our gross margin was 52.0% for the three months ended March 31, 2018, compared to 50.1% for the same period in 2017. The increase in gross margin was primarily due to favorable fluctuations in exchange rates in markets where we sell our products in the local currency as well as lower programmatic price reductions during the period.

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

Beginning in the second quarter of 2018, we anticipate making incremental investments in our global fulfillment centers to accommodate growth and improve delivery times to our dealers, which will moderate our gross margin improvements during the remainder of 2018, but should enable us to continue to scale and improve gross margins in future years.

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

Research and development expenses for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$10,940	$9,844
Percentage of revenue	18%	20%

Research and development expenses increased $1.1 million, or 11%, in the three months ended March 31, 2018, compared to the same period in 2017. The increase in absolute dollars primarily relates to personnel costs, which in part can be attributed to increased headcount from our recent business acquisitions as well as support for existing product lines and ongoing innovations.

Our research and development expenses both as a percentage of revenue and in absolute dollars fluctuate depending on our investments in the development of new solutions. For example, the timing of new hardware releases and the expense associated with prototyping, beta testing and compliance and regulatory fees can have an impact on total research and development expenses from period to period.

For the remainder of 2018, we expect research and development expenses to increase in absolute dollars, as we continue to invest in new product development to drive future revenue growth, but to remain flat or decrease slightly as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related travel expenses for our sales, technical support and marketing personnel, including non-cash stock compensation expense. Sales and marketing expenses also include expenses associated with trade shows, marketing events, advertising and other marketing-related programs. We also include the amortization of certain intangible assets such as those related to our dealer network as well as those related to trademarks/trade names.

Sales and marketing expenses for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2018	2017
Sales and marketing	$12,535	$11,447
Percentage of revenue	21%	23%

Sales and marketing expenses increased $1.1 million, or 10%, in the three months ended March 31, 2018, compared to the same period in 2017. The increase in absolute dollars primarily relates to offsite events related to the release of the CA-1 controller as well as increased personnel costs, which can be attributed to expanding our support for our growing channel including additional staffing to support marketing and sales services provided on behalf of our dealers.

We expect our sales and marketing expenses to increase in absolute dollars as we work to grow our global sales channels, but to decrease slightly as a percent of revenue in future periods.

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

General and administrative expenses for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2018	2017
General and administrative	$6,293	$5,717
Percentage of revenue	11%	11%

General and administrative expenses increased $0.6 million, or 10%, in the three months ended March 31, 2018 compared to the same period in 2017. The increase in absolute dollars for the three months ended March 31, 2018 primarily relates to personnel costs, including non-cash stock compensation expense.

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

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2018 and 2017 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2018	2017
Income tax benefit	$(116)	$(2,786)
Percentage of revenue	0%	6%

We recognized an income tax benefit of $0.1 million, or approximately 14% of income before income taxes, for the three months ended March 31, 2018, compared to an income tax benefit of $2.8 million, or approximately 142% of income (loss) before income taxes, for the three months ended March 31, 2017. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the domestic valuation allowance offsetting most of the statutory rate, partial reversal of the valuation allowance due to the deferred tax liabilities that were recorded as part of the Triad acquisition in 2017, state income taxes, foreign income taxes, and incentive stock options.

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

On December 22, 2017, the United States enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax and remeasuring U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Where we have been able to make reasonable estimates of the effects of the Tax Act for which our analysis is not yet complete, we have recorded provisional amounts in accordance with SAB 118. Where we have not yet been able to make reasonable estimates of the impact of certain elements of the Tax Act, we have not recorded any amounts related to those elements and have continued accounting for them in accordance with the tax laws in effect immediately prior to the enactment of the Tax Act.

For additional information with respect to our accounting for the Tax Act, see Note 7 “Income Taxes” in the notes to condensed consolidated financial statements (unaudited).

Liquidity and Capital Resources

Primary Sources of Liquidity

As of March 31, 2018, we had $76.6 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $9.4 million from December 31, 2017. The overall decrease in cash and cash equivalents and net marketable securities was primarily due to the following:

•

In February 2018, our Board of Directors authorized the expansion of the repurchase program providing approval to repurchase up to $20 million in Control4 common stock from time to time on the open market. For the three months ended March 31, 2018, we repurchased 300,000 shares for $7.4 million.

•	We made $3.6 million in payments for taxes related to the net share settlement of restricted stock units that lapsed during the period.

•	We received $2.1 million in proceeds from the exercise of options for common stock.

•	We generated $0.5 million in cash from operations during the period; and

•	Capital purchases of approximately $0.9 million.

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

The following table shows selected financial information as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$19,989	$29,761
Investments, net(1)	56,655	56,254
Accounts receivable, net	26,751	29,925
Inventories	39,314	37,171
Working capital	106,459	104,529

(1) Includes accrued investment balances not included in the investments line items on the condensed consolidated balance sheet.

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at March 31, 2018 has decreased by $3.2 million, or 11%, since December 31, 2017, due to our collection efforts made during the first quarter of 2018 as well as lower sales in the first quarter compared to the preceding fourth quarter reflecting the typical seasonality of our business. Furthermore, inventory has increased by $2.1 million from December 31, 2017 to March 31,  2018.  The increase in inventory was due primarily to normal inventory buildup associated with revenue growth and the introduction of new products.

We have an asset-based, revolving credit facility of $40.0 million and at March 31, 2018 we had no outstanding borrowings under the credit facility.

We believe that our existing cash and cash equivalents, as well as our borrowing capacity on our revolving credit facility, will be sufficient to fund our operations for at least the next 12 months.

Cash Flow Analysis

A summary of our cash flows for the three months ended March 31, 2018 and 2017 is set forth below (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Unrestricted and restricted cash and cash equivalents at the beginning of the period	$30,034	$35,060
Net cash provided by operating activities	469	2,459
Net cash used in investing activities	(1,193)	(8,957)
Net cash used in financing activities	(9,086)	(353)
Effect of exchange rate changes on cash and cash equivalents	48	258
Net change in cash and cash equivalents	(9,762)	(6,593)
Unrestricted and restricted cash and cash equivalents at the end of the period	$20,272	$28,467

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The decrease in cash provided by operating activities of $2.0 million during the three months ended March 31, 2018 compared to the same period in 2017 is due to the differences in working capital account changes such as accounts receivable, inventory, accounts payable, and accrued liabilities partially offset by net income after adjusting for the non-cash effects of the amortization of intangible assets and tax benefits recorded in 2017 from business acquisitions.

Investing Activities

Cash used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, business acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities decreased to $1.2 million in 2018 from $9.0 million in 2017. The year-over-year decrease in cash used in investing activities is due to cash used for business acquisitions in 2017.

Financing Activities

Financing cash flows consist primarily of tax payments related to the net share settlement of restricted stock units, the repurchase of Control4 stock in the open market and proceeds from the exercise of options to acquire common stock.

During the three months ended March 31, 2018, we repurchased 300,000 shares of our stock in the open market for $7.4 million compared to 119,007 shares for $1.8 million in the same period in 2017.

During the three months ended March 31, 2018 and 2017, we received proceeds of $2.1 million and $3.5 million, respectively, from the exercise of options to purchase common stock.

During the three months ended March 31, 2018 and 2017, we made tax payments of $3.6 million and $2.1 million, respectively, related to the net share settlement of restricted stock units that lapsed during the period.

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

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$30,739	$25,149
Stock-based compensation expense in cost of revenue	68	58
Amortization of intangible assets in cost of revenue	921	774
Acquisition-related costs in cost of revenue	—	27
Non-GAAP gross margin	$31,728	$26,008
Revenue	$59,149	$50,208
Gross margin percentage	52.0%	50.1%
Non-GAAP gross margin percentage	53.6%	51.8%

Reconciliation of Income (Loss) from Operations to Non-GAAP Income (Loss) from Operations:
Income (loss) from operations	$971	$(1,859)
Stock-based compensation expense	3,335	3,254
Amortization of intangible assets	1,446	1,230
Acquisition-related costs	16	130
Non-GAAP income (loss) from operations	$5,768	$2,755
Revenue	$59,149	$50,208
Operating margin percentage	1.6%	(3.7)%
Non-GAAP operating margin percentage	9.8%	5.5%

Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss):
Net income (loss)	$966	$821
Stock-based compensation expense	3,335	3,254
Amortization of intangible assets	1,446	1,230
Acquisition-related costs	16	(2,285)
Non-GAAP net income (loss) (1)	$5,763	$3,020
Non-GAAP net income (loss) (1) per common share:
Basic	$0.22	$0.13
Diluted	$0.21	$0.12
Weighted-average number of shares:
Basic	25,904	24,005
Diluted	27,526	25,657

(1) Excludes the calculated effect of non-GAAP adjustments on income tax expense of $0.3 million for the three-month period ended March 31, 2018.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily purchase commitments and non-cancellable operating leases.

Our contractual cash obligations as of March 31, 2018 are as follows:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating lease obligations	9,676	2,997	5,147	1,429	103
Purchase commitments	53,915	53,915	—	—	—
Total contractual obligations	$63,591	$56,912	$5,147	$1,429	$103

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

Our critical accounting policies and estimates are detailed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K as filed with the SEC on February 15, 2018. None of our critical accounting policies and estimates have changed significantly since that filing. The acquisition of Triad did not significantly impact our critical accounting policies and estimates because their accounting policies and procedures were aligned with ours.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures are detailed in Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report on Form 10-K as filed with the SEC on February 15, 2018. Other than our interest rate risk described below, our market risk has not changed significantly since that filing.

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of March 31,  2018, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.3 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The adoption of ASC 606 required the implementation of new controls and the modification of certain accounting processes related to revenue recognition. The impact of these changes was not material to our internal control over financial reporting.

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

The market for home automation is fragmented, highly competitive and continually evolving. A number of technology companies, including industry leaders such as Amazon, Apple, Google, Honeywell, Lutron and Samsung, offer device control capabilities in some of their products, applications and services and are engaged in ongoing development efforts to address even broader segments of the home automation market. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer broader interoperability or superior products and services. Additionally, these and other companies may further expand into our industry by developing additional solutions or by acquiring other providers. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service offers residential security, energy and automation services, and Vivint and ADT have made significant efforts to market its smart home services. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

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

Consumers may choose to adopt point products that provide control of discrete home functionality or do-it-yourself (“DIY”) home automation solutions rather than adopt our unified, professionally-installed home automation solution. If we are unable to increase market acceptance of the benefits of our unified solution, our revenue may not continue to grow, or it may decline.

Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in the home, such as a thermostat, lighting, doorbell or alarm system that can be controlled by an application on a smartphone or control panel. We expect more and more consumer electronic and consumer appliance products to be network-aware and connected—each very likely to have its own smart device (phone or tablet) application. Consumers may be attracted to the relatively low costs and ease of installation of these point products and the ability to expand their home control solution over time with minimal upfront costs, despite the disadvantages of this approach. While we have built our solution to be flexible and support many third-party point products, the adoption of these products may reduce the revenue we receive for each installation. It is therefore important that we provide attractive top-quality products in many areas, such as networking, lighting, audio, video, thermostats and security, and establish broad market awareness and acceptance of these solutions as well as the advantages of integrating them in a unified solution. If a significant number of consumers in our target market choose to rely solely on the functionality included in point products or DIY solutions rather than acquiring our unified automation solution, then our business, financial condition and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.

Providers of luxury integrated installations with long operating histories, established markets, broad user bases and proven consumer acceptance, may be successful in expanding their offerings in the mainstream home automation market, or otherwise compete against our solutions, which may reduce our market share and harm our growth and future prospects.

Many companies with which we directly compete have been operating in this industry for many years, and as a result, have established significant name recognition in the home automation industry. For example, Crestron, a provider of luxury integrated installations, has been in business for over 40 years and has become an established presence in the home and commercial automation industry. Given the strong growth potential of the market, we expect there to be many new entrants in the future. To the extent these providers are able to develop more affordable or attractive products or otherwise compete with our solutions across any of our target demographics, our growth may be constrained and our business could suffer.

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

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of March 31, 2018, we had an accumulated deficit of $71.3 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not continue to grow to offset any increased expenses, we will not continue to be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. Our net income for the years ended December 31, 2016 and 2017 was $13.0 million and $16.0 million, respectively, but we may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays in manufacturing and selling our products and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our profitability will be harmed and our stock price may fall.

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

As of March 31, 2018, we have over 5,390 active direct dealers and 49 distributors authorized to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of mainstream consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain the relationships with our existing dealers and distributors, our business could be harmed.

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

In addition, while we take certain steps to protect ourselves from liability for the actions of our dealers and distributors, such as including contractual provisions limiting our liability with both consumers and dealer/distributors, consumers may seek to recover amounts from us for any damages caused by independent dealers in connection with system installations, or the failure of a system to perform properly due to an incorrect installation by a dealer, and, in the event of litigation with respect to these matters, we cannot guarantee that our contractual protections will be enforced. Furthermore, dealers and distributors may initiate claims against us related to any failure or perceived failure to operate our business in accordance with our contracts and the law. In addition, our independent dealers and distributors may use our name and our brand in ways we do not authorize, and any such improper use may harm our reputation or expose us to liability for their actions.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of audio, video, lighting, temperature, and security, and we benefit from our relationships with partners that allow our system to provide integrated and extensible control of over 11,700 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including new and additional products, demand for our solutions could decline and we could lose sales. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

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

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture most of our products and components, and in many cases one of these manufacturers is our only source for a particular product or product family. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For the three months ended March 31, 2018, three contract manufacturers, iLife, RCS and Sanmina, manufactured approximately 56% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social and legal uncertainties that may harm our relationships with them. If we fail to manage our relationships with our contract manufacturers, component vendors or shipping partners effectively, or if our contract manufacturers, component vendors or shipping partners experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’, component vendors’ or shipping partners’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers, component vendors, or shipping partners we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

Changes in import/export regulatory regimes and duties could negatively impact our business.

The current presidential administration in the United States recently imposed new tariffs on the importation of major raw materials such as steel and aluminum, as well as finished goods such as washing machines and solar panels.  This prompted some countries to respond by implementing new tariffs on U.S. imports, and has led to speculation about additional responses from nations around the world.  At present we do not believe the recently implemented tariffs will have a direct material impact on our production costs or sales of our existing products, but we continue to evaluate the impact of these policies and actions on our supply chain.  Additional or increased import taxes or duties could negatively impact our cost structures.  If the United States or other countries in which we do significant business  were to withdraw from or materially modify certain international trade agreements, change tariff or tax provisions related to the global manufacturing and sales of our products, or otherwise alter regulations impacting our existing business, our financial condition and results of operations could be adversely affected.

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

We operate in the emerging and evolving home automation market, which may develop more slowly or differently than we expect. If the mainstream home automation market does not grow as we expect, or if we cannot expand our solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur operating losses.

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

In addition, consumers can use our tools for authorized, remote access to their automation systems, and certain of our employees and independent dealers can be provided authorized access to monitor and update certain of our products and services remotely. Security breaches by third parties or by, or originating from, one or more of our dealers, distributors or employees, that allow unauthorized third parties to obtain control of our consumers’ appliances through our products or to obtain, collect, use or disclose any personal data of consumers, could harm our reputation, business, results of operations and financial condition. Furthermore, although we do not recommend or approve of port forwarding for remote access to our solutions, certain of our dealers have in the past and may in the future enable port forwarding, which could create security vulnerabilities in their customers’ home networks.

It is difficult to determine what harm may result from any specific interruption or security breach. Any failure or perceived failure to maintain performance, reliability, security and availability of systems or the actual or potential theft, loss, fraudulent use or misuse of our products or associated confidential information, including personally identifiable data of a dealer, distributor, partner, consumer, and employee, could result in:

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

We are subject to a variety of laws and regulations that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve and are subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Continually implementing up-to-date data security tools and procedures and maintaining privacy standards that comply with ever-changing privacy regulations in multiple jurisdictions (including but not limited to the General Data Protection Regulation (GDPR) in the European Union, which will go into effect on May 25, 2018) is challenging.

In addition, on July 12, 2016 the European Commission formally adopted the new EU – U.S. Privacy Shield, which provides a safe harbor for the transfer of personal information, by U.S. companies doing business in Europe from the European Economic Area to the United States provided that such U.S. companies self-certify under this framework. We have submitted our self-certification application pursuant to the Privacy Shield, and as part of this self-certification, we have committed to abide by the Privacy Shield principles with respect to any personal information transferred.

We publicly post our privacy policies and practices concerning our processing, use and disclosure of personal information. Our privacy policy and other statements we publish provide promises and assurances about privacy and security that could subject us to potential regulatory action or other liabilities if: (a) such statements are found to be deceptive or misrepresentative of our practices, (b) we fail to take adequate measures to ensure that we adhere to applicable regulations, or (c)our third-party data processors fail to adequately protect personal information that they process on our behalf.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the three months ended March 31, 2018, we spent $10.9 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

Our strategy includes pursuing acquisitions and our potential inability to identify good opportunities and to successfully integrate newly-acquired technologies, assets, businesses, or personnel may harm our financial results.

We believe part of our growth will be driven by acquisitions of other companies or their technologies, assets and businesses. Recent acquisitions include Pakedge in January 2016, Triad in February 2017 and substantially all the assets of ihiji in December 2017. These acquisitions and any future acquisitions we evaluate and complete will give rise to risks, including:

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

If we are unable to manage our business growth and diverse and complex operations, our reputation in the market and our ability to generate revenue from new or existing consumers may be harmed.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could harm our results of operations or the manner in which we conduct our business. For example, on December 22, 2017, “H.R.1”, known as the “Tax Cuts and JOBS Act”, (the “Tax Act”) was signed into U.S. law, which among other changes reduces the corporate income tax rate to 21%, creates a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), and requires companies to pay minimum taxes on foreign earnings and subjects certain payments from U.S. corporations to foreign related parties to additional taxes. While the Tax Act will result in a lower domestic income tax rate once we fully utilize our net operating losses and other accumulated tax credits, we will be subject to the one-time mandatory tax on previously deferred foreign earnings. We will continue to monitor the impact of this and further changes to applicable tax laws to our overall business strategy.

Mergers or other strategic transactions involving our competitors could weaken our competitive position, which could harm our results of operations.

Our industry is highly fragmented, and we believe it is likely that some of our existing competitors will consolidate or be acquired. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with systems integrators, third-party consulting firms or other parties. For example, Amazon acquired Ring, a manufacturer of video doorbells; Google. acquired Nest Labs, a manufacturer of thermostats and smoke detectors; Nest Labs acquired Dropcam, a home-monitoring camera company; and Samsung Electronics acquired SmartThings and Harman International Industries. Transactions such as these, as well as any additional consolidations, acquisitions, alliances or cooperative relationships, or new product introductions by companies in our industry, could lead to pricing pressure, reduce our market share or result in a competitor with greater financial, technical, marketing, service and other resources than ours, all of which could harm our business, results of operations and financial condition.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Our three largest contract manufacturers, which manufactured 56% of our inventory purchases for the three months ended March 31, 2018, have manufacturing facilities located in China and Korea. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in those regions may delay or forego purchases of our solutions from dealers and distributors, which may harm our results of operations for a particular period. For example, the recent hurricanes in Texas and Florida and the fires in northern California impacted ongoing projects in areas where we have significant sales. In addition, acts of terrorism, including cyber terrorism or crime, could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer privacy and protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. Furthermore, existing regulations are subject to change, and such changes may require among other things, additional testing, development, and certification. As we continue to develop new products, acquire companies with new product lines and expand our geographical footprint to market and sell products directly in new jurisdictions, we may become subject to additional rules and regulations, and these regulatory requirements may be different from or more stringent than those in the United States and Europe. While we have obtained these certifications for many of our products currently sold in expanded jurisdictions, we continue to work towards full and continued compliance for all of our products sold. Delays in meeting, or failure to meet, these certification standards may cause us to miss market opportunities and may hinder us from entering and selling our products in those markets. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enjoinders of future shipments, mandatory product recalls, seizures, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could further harm our business, results of operations and financial condition.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, as well as rules implemented by the Securities and Exchange Commission (“SEC”), The NASDAQ Stock Market LLC, and other applicable securities or exchange-related rules and regulations. In addition, our management team has also had to adapt to the requirements of being a public company. Complying with these rules and regulations substantially increases our legal and financial compliance costs and makes some activities more difficult, time consuming or costly. These compliance requirements and costs will increase once we are no longer an “emerging growth company,” as defined in the JOBS Act, which we expect to occur on December 31, 2018.

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

We have a limited history of marketing, selling, and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 22% of our total revenue for the three months ended March 31, 2018, and that percentage may grow in the future.  As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

On June 23, 2016, the citizens of the United Kingdom approved a referendum to leave the European Union (“Brexit”), which led to significant political, economic and legal uncertainty. In addition, the Brexit vote triggered a devaluing of the pound sterling relative to the euro and the U.S. dollar, and in Europe we generally sell our products and incur expense in local currencies including the pound sterling and the euro, but we incur exchange rate gains and losses for U.S. dollar denominated assets and liabilities including intercompany and third-party accounts receivables and payables. The pound has subsequently recovered some of its value against the dollar, and we enter into forward contracts to help offset our exposure to movements in foreign currency exchange rates relative to some of these U.S. dollar denominated balances; however, there is no guarantee that we will correctly anticipate the optimal amounts of such offsets in the future.

On March 29, 2017, the United Kingdom provided its official notice to the European Council that it intends to leave the European Union, triggering the two-year transitionary period. The long-term nature of the United Kingdom’s relationship with the European Union after Brexit is completed is still unclear and there is considerable uncertainty when any relationship will be agreed and implemented. During this transitionary period, negotiations will take place to unravel all of the existing legal, political and financial frameworks and obligations, and put new structures in place. At this stage, it is uncertain what the final results of these negotiations will be and, given the lack of comparable precedent, it is unclear how Brexit will affect economic conditions in the United Kingdom, the European Union, or globally, and Control4 specifically. Because we have sales throughout the European Union and offices in England and Germany, it is possible that Brexit may require us to restructure some or all of our operations, and depending on what is negotiated, could impair our ability to transact business in other countries in the European Union. In addition, the fluctuation in currencies and market conditions may adversely affect our business, results of operations and financial condition.

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

As of March 31, 2018, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 26% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, control or significantly influence most matters related to the management and affairs of our company. Accordingly, this concentration of ownership and managerial authority might harm the market price of our common stock by:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2018, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

In February 2018, the Company’s Board of Directors authorized the repurchase of up to $20.0 million in Control4 common stock from time to time on the open market. During the three months ended March 31,  2018, the Company repurchased 300,000 shares for $7.4 million. As of March 31,  2018, the Company has $12.6 million remaining under this share repurchase program.

			Total	Dollar Value
			Number of	of Shares
			Shares	that May
			Purchased as	Yet Be
	Total		Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Plan
Period	Purchased	Per Share(1)	Plan	(in thousands)
February 1 - February 28, 2018	300,000	$24.83	300,000
	300,000		300,000	$12,552

(1) These amounts include fees and commissions associated with the share repurchase

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1		Amended and Restated Certificate of Incorporation.	10-Q	3.1	August 30, 2013

3.2		Amended and Restated Bylaws.	S-1	3.4	July 1, 2013

4.1		Form of Common Stock certificate of the Registrant.	S-1/A	4.1	July 18, 2013

10.1		Third Loan Modification Agreement, dated February 6, 2018, by and among Silicon Valley Bank and Control4 Corporation.	8-K	10.1	February 8, 2018

10.	2	Fifth Amendment to Lease, executed March 6, 2018, by and among Harbert MSB Lone Peak Campus, LLC and Control4 Corporation.	8-K	10.1	March 8, 2018

21.1		List of Subsidiaries of the Registrant.	Filed herewith

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*		Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS		XBRL Instance Document	Filed herewith

101.SCH		XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: May 4, 2018		CONTROL4 CORPORATION

	By:	/s/ Mark Novakovich
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)