Form 10-Q
period 2018-06-30
CONTROL4 CORP
filed 2018-08-03
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On July 27, 2018, 26,095,635 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,229	$29,761
Restricted cash	267	273
Short-term investments	53,317	44,057
Accounts receivable, net	29,806	29,925
Inventories	41,713	37,171
Prepaid expenses and other current assets	5,445	4,369
Total current assets	157,777	145,556
Property and equipment, net	7,872	7,337
Long-term investments	2,557	12,038
Intangible assets, net	23,315	26,081
Goodwill	21,672	21,867
Other assets	1,491	1,618
Total assets	$214,684	$214,497
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,141	$25,654
Accrued liabilities	8,296	10,835
Current portion of deferred revenue	4,990	4,538
Total current liabilities	39,427	41,027
Other long-term liabilities	4,164	3,942
Total liabilities	43,591	44,969
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 26,086,642 and 25,832,895 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	236,434	242,281
Accumulated deficit	(64,620)	(72,225)
Accumulated other comprehensive loss	(724)	(531)
Total stockholders’ equity	171,093	169,528
Total liabilities and stockholders’ equity	$214,684	$214,497

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenue	$69,228	$61,252	$128,377	$111,460
Cost of revenue	32,866	29,993	61,276	55,052
Gross margin	36,362	31,259	67,101	56,408
Operating expenses:
Research and development	10,511	10,055	21,451	19,899
Sales and marketing	12,553	11,943	25,088	23,390
General and administrative	6,328	5,587	12,621	11,304
Total operating expenses	29,392	27,585	59,160	54,593
Income from operations	6,970	3,674	7,941	1,815
Other income (expense), net:
Interest, net	256	61	492	99
Other income (expense), net	(425)	248	(782)	104
Total other income (expense), net	(169)	309	(290)	203
Income before income taxes	6,801	3,983	7,651	2,018
Income tax expense (benefit)	161	242	45	(2,544)
Net income	$6,640	$3,741	$7,606	$4,562
Net income per common share:
Basic	$0.25	$0.15	$0.29	$0.19
Diluted	$0.24	$0.14	$0.28	$0.18
Weighted-average number of shares:
Basic	26,041	24,587	25,973	24,298
Diluted	27,267	26,388	27,396	26,024

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$6,640	$3,741	$7,606	$4,562
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(107)	(87)	(158)	362
Net unrealized gain (losses) on available-for-sale investments, net of tax	29	1	(35)	(3)
Total other comprehensive income (loss)	(78)	(86)	(193)	359
Comprehensive income	$6,562	$3,655	$7,413	$4,921

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
	(unaudited)
Operating activities
Net income	$7,606	$4,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,853	1,762
Amortization of intangible assets	2,885	2,551
Loss on disposal of fixed assets	10	—
Provision for doubtful accounts	286	264
Investment discount and premium amortization	(192)	(23)
Stock-based compensation	6,656	6,163
Tax benefit from business acquisition	—	(2,415)
Changes in assets and liabilities:
Accounts receivable, net	(374)	(1,186)
Inventories	(4,942)	(3,369)
Prepaid expenses and other current assets	(1,081)	1,198
Other assets	161	(601)
Accounts payable	550	875
Accrued liabilities	(2,090)	(1,653)
Deferred revenue	421	412
Other long-term liabilities	295	252
Net cash provided by operating activities	12,044	8,792
Investing activities
Purchases of available-for-sale investments	(32,372)	(28,933)
Proceeds from sales of available-for-sale investments	1,000	950
Proceeds from maturities of available-for-sale investments	31,750	20,268
Purchases of property and equipment	(1,851)	(1,618)
Business acquisitions, net of cash acquired	(343)	(7,881)
Net cash used in investing activities	(1,816)	(17,214)
Financing activities
Proceeds from exercise of options for common stock	3,155	7,775
Payments for taxes related to net share settlement of equity awards	(4,608)	(2,596)
Repurchase of common stock	(11,050)	(1,821)
Payment of debt issuance costs	(113)	—
Net cash (used in) provided by financing activities	(12,616)	3,358
Effect of exchange rate changes on cash and cash equivalents	(150)	330
Net change in cash and cash equivalents	(2,538)	(4,734)
Unrestricted and restricted cash and cash equivalents at beginning of period	30,034	35,060
Unrestricted and restricted cash and cash equivalents at end of period	$27,496	$30,326
Supplemental disclosure of cash flow information
Cash paid for interest	$66	$63
Cash paid for taxes	685	834
Supplemental schedule of non-cash investing and financing activities
Business acquisitions holdback liability	—	1,068
Purchases of property and equipment financed by accounts payable	584	178
Net unrealized losses on available-for-sale investments	(35)	(3)

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other future interim or annual period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 15, 2018. The December 31, 2017 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in U.S. dollars, except for sales to dealers and distributors located in the United Kingdom, Canada, Australia, and the European Union, which are generally denominated in pounds sterling, Canadian dollars, Australian dollars, and euros, respectively. There were no individual account balances greater than 10% of total accounts receivable as of June 30, 2018 and December 31, 2017.

No dealer or distributor accounted for more than 10% of total revenue for the three and six months ended June 30, 2018 and 2017.

While the Company partners with many manufacturers, generally one manufacturer is our sole source for a particular product or product family. A significant disruption in the operations of one of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Use of Accounting Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, sales returns, provisions for doubtful accounts, product warranty, inventory obsolescence, litigation, determination of fair value of stock options, deferred tax asset valuation allowances and income taxes. Actual results may differ from those estimates.

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

The following table presents the changes in the product warranty liability for the six months ended June 30, 2018 (in thousands):

Warranty Liability
Balance at December 31, 2017	$2,032
Warranty costs accrued	1,110
Warranty claims	(937)
Balance at June 30, 2018	$2,205

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income	$6,640	$3,741	$7,606	$4,562
Denominator:
Weighted average common stock outstanding for basic net income per common share	26,041	24,587	25,973	24,298
Effect of dilutive securities—stock options and restricted stock units	1,226	1,801	1,423	1,726
Weighted average common shares and dilutive securities outstanding	27,267	26,388	27,396	26,024

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Options to purchase common stock	—	1,096	-	1,310
Restricted stock units	192	15	179	9
Total	192	1,111	179	1,319

Restricted Cash

Restricted cash as of June 30, 2018 and December 31, 2017 is composed of a guarantee made by the Company’s subsidiary in the United Kingdom to HM Revenue & Customs related to a customs duty deferment account.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company elected to early-adopt this standard in the current period; the adoption of this standard did not impact the consolidated financial statements.

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

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Finished goods	$37,105	$33,050
Component parts	4,531	4,025
Work-in-process	77	96
	$41,713	$37,171

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Computer equipment and software	$4,885	$5,030
Manufacturing tooling and test equipment	4,226	4,894
Lab and warehouse equipment	5,259	4,869
Leasehold improvements	4,105	3,960
Furniture and fixtures	4,481	3,698
Other	1,086	1,086
	24,042	23,537
Less: accumulated depreciation	(16,170)	(16,200)
	$7,872	$7,337

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Sales returns and current portion of warranty liability	$2,382	$2,872
Compensation accruals	4,131	5,241
Other accrued liabilities	1,783	2,722
	$8,296	$10,835

Other long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Deferred revenue	$3,087	$3,143
Warranty	720	600
Other	357	199
	$4,164	$3,942

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

Cash, Cash Equivalents and Marketable Securities

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three and six months ended June 30,  2018 and 2017, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.

The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category, recorded as cash and cash equivalents or short- or long-term investments as of June 30,  2018 and December 31, 2017 (in thousands):

	June 30, 2018
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$21,145	$—	$—	$21,145	$21,145	$—	$—

Level 1:
Money market funds	5,085	—	—	5,085	5,085	—	—
U.S. government notes	8,937	—	(32)	8,905	—	7,430	1,475
Subtotal	14,022	—	(32)	13,990	5,085	7,430	1,475

Level 2:
Corporate bonds	26,951	1	(65)	26,887	—	25,805	1,082
Commercial paper	21,081	—	—	21,081	999	20,082	—
Subtotal	48,032	1	(65)	47,968	999	45,887	1,082
Total	$83,199	$1	$(97)	$83,103	$27,229	$53,317	$2,557

	December 31, 2017
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$24,367	$—	$—	$24,367	$24,367	$—	$—

Level 1:
Money market funds	5,394	—	—	5,394	5,394	—	—
U.S. government notes	9,060	—	(13)	9,047	—	4,098	4,949
Subtotal	14,454	—	(13)	14,441	5,394	4,098	4,949

Level 2:
Corporate bonds	24,943	—	(49)	24,894	—	17,805	7,089
Commercial paper	22,154	—	—	22,154	—	22,154	—
Subtotal	47,097	—	(49)	47,048	—	39,959	7,089
Total	$85,918	$—	$(62)	$85,856	$29,761	$44,057	$12,038

As of June 30,  2018, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. During the three and six months ended June 30,  2018 and 2017, the Company did not recognize any significant impairment charges. The Company invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated financial statements for restricted cash, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of the accounts.

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

The Company settles its foreign exchange contracts on the last day of every month and enters into a new forward contract for the next month. As a result, there are no assets or liabilities recorded in the accompanying Condensed Consolidated Balance Sheets related to derivative instruments as of June 30,  2018. However, the notional principal of foreign exchange contracts for July 2018 was $10.5 million as of June 30, 2018.

The following table shows the pre-tax income (losses) of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Income Statement Location	2018	2017	2018	2017
Foreign exchange forward contracts	Other income (expense), net	$494	$(405)	$(54)	$(932)

4. Acquisitions

ihiji Acquisition

On December 22, 2017, the Company acquired the intellectual property and key operating assets of ihiji, a provider of remote management services for technical integrators servicing connected home customers. Total consideration transferred for this acquisition was immaterial. The majority of the consideration transferred was allocated to a developed technology intangible asset. In accordance with the purchase agreement, a portion of the purchase price was withheld at the acquisition date to cover any of the sellers’ post-closing obligations and was subsequently distributed to the shareholders during the second quarter.

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

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2017	$21,867
Measurement period adjustments	(37)
Foreign currency translation adjustment	(158)
Balance at June 30, 2018	$21,672

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed.

Amortizable Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of June 30,  2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$17,378	$(8,394)	$8,984
Customer relationships	12,008	(3,303)	8,705
Trademark/trade name	6,776	(1,150)	5,626
Non-competition agreements	295	(295)	—
Total intangible assets	$36,457	$(13,142)	$23,315

	December 31, 2017
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$19,626	$(8,914)	$10,712
Customer relationships	12,009	(2,556)	9,453
Trademark/trade name	6,776	(869)	5,907
Non-competition agreements	295	(286)	9
Total intangible assets	$38,706	$(12,625)	$26,081

The weighted average amortization period for developed technology, customer relationships, and trademarks/trade names is 6.9 years, 8.4 years, and 12.0 years, respectively; and 7.3 years for all amortizable intangible assets in total.

The Company recorded amortization expense during the three and six month periods ended June 30,  2018 and 2017 for these intangible assets as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$924	$791	$1,845	$1,565
Research and development	18	47	46	95
Sales and marketing	497	483	994	891
Total amortization of intangible assets	$1,439	$1,321	$2,885	$2,551

Amortization of finite lived intangible assets as of June 30,  2018 for the next five years is as follows (in thousands):

Amount
Remainder of 2018	$2,759
2019	5,556
2020	4,608
2021	2,256
2022	2,093
Thereafter	6,043
$23,315

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

Control4 will be assessed an unused revolving line facility fee of 0.25% in any quarter wherein the amount of advances under the New Credit Facility is less than $15.0 million. As of June 30,  2018, Control4 had no outstanding borrowings under the revolving credit facility.

The 2018 Loan Amendment contains various restrictive and financial covenants, and the Company was in compliance with each of these covenants as of June 30,  2018.

7.  Revenue Recognition

ASC 606 Adoption

On January 1, 2018, the Company adopted “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”) utilizing the full retrospective method of transition, which required a retrospective adjustment of each prior reporting period presented. The Company applied the new standard using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed. Upon adoption of ASC 606, the Company implemented internal controls over revenue recognition and related financial statement disclosures.

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

The adoption of ASC 606 impacted the Company’s previously reported results as follows (in thousands, except share data):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017			2017
	As previously reported	ASC 606 adjustment	As adjusted	As previously reported	ASC 606 adjustment	As adjusted
Revenue	$61,409	$(157)	$61,252	$111,644	$(184)	$111,460
Income tax expense (benefit)	247	(5)	242	(2,534)	(10)	(2,544)
Net income	3,893	(152)	3,741	4,736	(174)	4,562
Basic earnings per share	$0.16	$(0.01)	$0.15	$0.19	$—	$0.19
Diluted earnings per share	$0.15	$(0.01)	$0.14	$0.18	$—	$0.18

	December 31,
	2017
	As previously reported	ASC 606 adjustment	As adjusted
Other assets	$1,576	$42	$1,618
Current portion of deferred revenue	2,311	2,227	4,538
Other long-term liabilities	882	3,060	3,942
Stockholders’ equity	174,773	(5,245)	169,528

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

Disaggregated Revenue

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. There was no single foreign country that accounted for more than 10% of total revenue for the three and six months ended June 30, 2018 and 2017. The following table sets forth revenue from U.S., Canada and all other international dealers and distributors combined (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue-United States	$48,101	$42,851	$89,065	$78,023
Revenue-Canada	5,814	5,249	11,078	9,496
Revenue-all other international sources	15,313	13,152	28,234	23,941
Total revenue	$69,228	$61,252	$128,377	$111,460
International revenue (excluding Canada) as a percent of total revenue	22%	21%	22%	21%

 Contract Balances

As of June 30, 2018 and December 31, 2017, accounts receivable, net of allowance for doubtful accounts, were $29.8 million and $29.9 million, respectively.

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

Allowance
Balance at December 31, 2017	$1,147
Provision	286
Write-offs	(104)
Balance at June 30, 2018	$1,329

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

Deferred revenue is comprised mainly of unearned revenue related to subscription services as well as revenue deferred on the sale of solution products for software updates and technical support. The following table presents the changes in deferred revenue for the six months ended June 30, 2018 (in thousands):

Deferred Revenue
Balance at December 31, 2017	$7,682
Deferred revenue	4,266
Recognition of deferred revenue	(3,871)
Balance at June 30, 2018	$8,077

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but not recognized revenue was $9.5 million as of June 30, 2018, of which the Company expects to recognize approximately 44% of the revenue over the next 12 months and the remainder over a period of three to four years.

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

A summary of stock option activity for the six months ended June 30,  2018 is presented below:

			Weighted
			Average
	Shares Subject	Weighted	Remaining
	to Options	Average	Contractual
	Outstanding	Exercise Price	Life (Years)
Balance at December 31, 2017	2,069,802	12.13
Exercised	(279,012)	11.31
Expired	(2,809)	5.72
Forfeited	(3,587)	13.65
Balance at June 30, 2018	1,784,394	12.27

Exercisable options at June 30, 2018	1,649,277	12.30	4.7
Vested and expected to vest at June 30, 2018	1,784,394	12.27	4.8

The following table summarizes information about stock options outstanding and exercisable at June 30,  2018:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$4.89	-	7.49	6.09	655,341	3.1	647,967	3.0
$8.16	-	12.93	10.52	380,848	5.6	305,478	5.3
$12.98	-	19.56	15.60	344,008	6.4	291,635	6.4
$20.91	-	22.92	21.08	404,197	5.6	404,197	5.6
				1,784,394		1,649,277

For the stock option awards vested during the three and six months ended June 30,  2018, the total fair value was $0.5 million and $1.2 million, respectively. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

	For the Six Months Ended
	and as of June 30,
	2018	2017
Options Exercised	$3,693	$6,734
Options Exercisable	19,801	19,345
Options Vested and Expected to Vest	21,492	21,817

Restricted stock units

A summary of restricted stock unit activity for the six months ended June 30,  2018 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2017	1,290,660	$9.75
Awarded	436,750	28.15
Vested	(581,886)	10.28
Forfeited	(34,250)	9.54
Non-vested balance at June 30, 2018	1,111,274	16.72

During the six months ended June 30,  2018,  581,886 restricted stock units vested of which 187,633 shares were withheld for tax purposes resulting in the issuance of 394,253 shares of common stock.

Company Matching Contribution to our 401(k) Plan

The Company offers a 401(k) Plan and in November 2016, the Company’s Board of Directors authorized a matching contribution by the Company starting in 2017. Matching contributions are as follows: the Company will match 100% of the first 1% of salary contributed by a participant, and 50% of the next 5% of salary contributed by a participant, for a maximum matching contribution of 3.5% of the salary of a participant up to the limit on contributions imposed by the IRS.  Currently, the Company funds its match in contribution with shares of Control4’s common stock.  During the six months ended June 30,  2018, the Company contributed 30,482 shares of stock to employees under this plan and recorded $0.8 million of expenses associated with this contribution.

Stock-based compensation expense

Total stock-based compensation expense has been classified as follows in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$55	$61	$123	$119
Research and development	1,034	1,050	2,118	2,179
Sales and marketing	977	884	1,936	1,948
General and administrative	1,255	914	2,479	1,917
Total stock-based compensation expense	$3,321	$2,909	$6,656	$6,163

At June 30,  2018, there was $1.3 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 0.7 years. At June 30,  2018, there was $15.6 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 1.9 years if all vesting conditions are met.

9. Share Repurchases

In February 2018, the Company’s Board of Directors authorized the repurchase of up to $20.0 million in Control4 common stock from time to time on the open market until June 2019. During the six months ended June 30, 2018, the Company repurchased 450,000 shares for $11.1 million compared to 119,007 shares for $1.8 million in the same period in 2017. As of June 30, 2018, the Company has $8.9 million remaining under this share repurchase program.

10. Income Taxes

On December 22, 2017, the United States enacted tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company is required to recognize the effect of the tax law changes in the period of enactment. In order to calculate this effect, the Company must determine the transition tax amount and remeasure U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Where the Company has been able to make reasonable estimates of the effects of the Tax Act for which its analysis is not yet complete, the Company has recorded provisional amounts in accordance with SAB 118. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements of the Tax Act, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with the tax laws in effect immediately prior to the enactment of the Tax Act.

Although the accounting for the Tax Act is incomplete, the Company was able to make reasonable estimates of certain effects of the Tax Act and record provisional amounts at December 31, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. The Company evaluated the decrease in the tax rate and in 2017 recorded a provisional, one-time tax expense of approximately $9.0 million. This expense was offset by an equal change in the valuation allowance, resulting in a net tax expense or benefit of $0.  The Company also recorded a one-time tax benefit and corresponding reduction to the valuation allowance of $0.4 million related to Alternative Minimum Tax credit carryforwards that are expected to be refundable; the Tax Act contributed to $0.2 million of this tax benefit.

During the three and six months ended June 30, 2018, the Company completed its accounting for the federal income tax impact of the one-time mandatory transition tax on unrepatriated foreign earnings resulting in a one-time deferred tax expense of $0.4 million. As anticipated, the Company fully offset the one-time deferred tax expense with a corresponding reduction to the valuation allowance of $0.4 million. This reduced the Company’s net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes by $2.1 million, from $66.7 million to $64.6 million at December 31, 2017.

The financial statements for the three and six months ended June 30, 2018 do not reflect the impact of certain aspects of the Tax Act as the Company did not have the necessary information available, prepared, or analyzed in sufficient detail to determine an actual or provisional amount for the tax effects of the Tax Act. Although the Company completed its accounting for the federal income tax impact of the one-time tax on unrepatriated foreign earnings as of June 30, 2018, it was not able to complete the accounting for state income tax items related to this one-time tax. As a result, no provisional amounts have been recorded for the state tax impact of the one-time tax. Additionally, the Company is still evaluating the unrecognized deferred tax liability related to investment in foreign subsidiaries that will remain indefinitely reinvested subsequent to the one-time transition tax. The Company anticipates that this will not impact tax expense, as the Company intends to continue indefinitely reinvesting its unremitted foreign earnings in Australia and the U.K.

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

taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company is estimating a taxable income inclusion related to GILTI for the three and six months ended June 30, 2018 and has made the election to account for GILTI as a component of current taxes incurred rather than as a component of deferred taxes.

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

Income tax expense was $0.2 million for the three months ended June 30, 2018, compared to $0.2 million for the three months ended June 30, 2017, or approximately 2% and 6% of income before income taxes, respectively. Income tax expense was $45,000 for the six months ended June 30, 2018 compared to income tax benefit of $2.5 million for the six months ended June 30, 2017, or approximately 1% and 126% of income before taxes, respectively. The effective tax rate for the three and six months ended June 30, 2018 differs from the U.S. federal statutory rate of 21% primarily due to the domestic valuation allowance offsetting most of the statutory rate. The rate is increased by foreign income taxes, state income taxes or taxes in states for which net operating loss carryforwards are not available, and the impact of incentive stock options as well as other permanent differences. As of December 31, 2017, the Company’s NOL carryforward amounts for U.S. federal income and state tax purposes were $64.6 million and $67.8 million, respectively. The NOL carryforwards will expire between 2020 and 2037. In addition to the NOL carryforwards, as of December 31, 2017, the Company had U.S. federal and state research and development credit carryforwards of $6.6 million and $2.8 million, respectively, which will expire between 2018 and 2034.

Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. In evaluating the ability to recover its deferred tax assets, in full or in part, the Company considers all available positive and negative evidence, including past operating results, forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Due to historical net losses incurred and the uncertainty of realizing the deferred tax assets, for all the periods presented, the Company has a full valuation allowance against domestic deferred tax assets. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive domestic income, the Company may release the valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets, resulting in a decrease to income tax expense for the period such release is made. In addition, the effective tax rate in subsequent periods would increase, and more closely approximate the federal statutory rate of 21%, after giving consideration to state income taxes, foreign income taxes, tax credits, the effect of stock-based compensation windfalls or shortfalls, and the exercise of incentive stock options.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, China, Germany, India and Serbia. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to income tax examinations for the following jurisdictions and years: federal, for years before 2014; state and local, for years before 2013; or foreign, for years before 2012. However, federal net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

11. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space under operating leases that expire between 2019 and 2023. The terms of the leases include periods of free rent, options for the Company to extend the leases (three to five years) and increasing rental rates over time. The Company recognizes rental expense under these operating leases on a straight-line basis over the lives of the leases and has accrued for rental expense recorded but not paid.

Rental expense was approximately $0.9 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of June 30, 2018 (in thousands):

Remainder of 2018	$1,396
2019	3,157
2020	2,684
2021	1,258
2022	524
Thereafter	202
$9,221

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through July 2019 totaling approximately $53.3 million as of June 30, 2018.

Indemnification of Directors and Officers

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these agreements as of June 30, 2018, as there were no outstanding claims.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2018, and our condensed consolidated financial statements and the notes thereto included elsewhere in this document, as well as other documents we file with the SEC from time to time. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items including without limitation statements about the anticipated effect of any acquisitions on our business or financial performance; any statements of the plans, strategies and objectives of management for future operations or growth; factors that may affect our operating results; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends or market opportunities and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other SEC filings.

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

•

Contractual Obligations and Off-Balance Sheet Arrangements. An overview of our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of June 30, 2018, including an expected payment schedule.

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

Consumers purchase our smart solutions from our worldwide network of certified independent dealers, regional and national retailers and distributors. These dealers, distributors and retailers design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security, network management and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, distributors and retailers as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, primarily related to products installed in hotels, which is excluded from our calculation of Core revenue as well as certain specialty display products and associated installation sales in Australia. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be project-based and uneven from period to period. During the six months ended June 30, 2018, over 4,380 active direct dealers were authorized to sell and install the full Control4 line of products in the United States, Canada, the United Kingdom, Australia, China, Germany and  50 other countries, and 32 distributors were authorized to cover an additional 44 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, and billing for dealers in each of those countries. We have approximately 1,030 additional active dealers and 19 distributors that are currently authorized to sell only our Pakedge and Triad product lines.

We derive the majority of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home or business and other related ancillary products used in automation projects. We also generate revenue from the sale of annual subscriptions to our 4Sight subscription service. Our 4Sight services give homeowners the ability to (1) personalize their automation system through simple programming, referred to as “When >> Then”; (2) remotely monitor and control their smart home solutions from their mobile devices; (3) receive e-mail and push notification alerts regarding their home; (4) communicate through our audio/video application, Intercom Anywhere;  and (5) enable voice recognition services.

We were founded in 2003 and began shipping our products and generating revenue in 2005. Our revenue growth rates for the last five complete calendar years are shown in the following table (dollars in millions):

	For the Years Ended December 31,
	2017 * As adjusted	2016 * As adjusted	2015	2014	2013
Core revenue	$238.8	$203.2	$160.7	$144.7	$126.4
Core revenue growth over prior year	18%	26%	11%	14%	20%

Other revenue	$5.4	$4.9	$2.5	$4.1	$2.1
Other revenue changes over prior year	10%	96%	(39)%	95%	(46)%

Total revenue	$244.2	$208.1	$163.2	$148.8	$128.5
Total revenue growth over prior year	17%	28%	10%	16%	17%

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

Over the past five years, we have experienced double-digit annual growth in Core revenue. Our Core revenue growth during that period has been the result of a combination of the net addition of new independent dealers and distributors to our sales channels, an increase in the number of projects performed by our existing network of independent dealers and distributors, and the addition of new products developed internally and acquired through business combinations. We believe our ability to grow our core sales channel has been enhanced through product innovation, expansion of our product offerings and helping our independent dealers and distributors grow their business. Some recent developments that we believe may enhance our offerings and help drive growth include, but are not limited to, the following:

•

Unveiled over 150 Control4 Certified Showrooms built by Control4 Authorized Dealers at their locations across the United States, Canada, United Kingdom, China, and Australia, revolutionizing how people learn about, experience, and interact with Control4 smart home solutions. The Control4 Certified Showroom program is designed to direct homeowners, architects, and designers in the market for smart home solutions to a location where they can experience Control4 solutions in a showroom environment;

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

While our historical revenue growth has been primarily organic, we have completed several recent acquisitions that we believe enhance our product offerings and position us for continued growth in the future. Recent acquisitions that have impacted our growth include the acquisition of Pakedge in 2016 and Triad in 2017.

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

Our open platform makes it easy for a broad community of original equipment manufacturer partners to participate in our smart home ecosystem, which includes over 12,000 drivers and approximately 5,600 Simple Device Discovery Protocol enabled (“SDDP”-enabled) products, compared to 3,300 SDDP-enabled products reported in Q1 2017.  The increase in SDDP-enabled products is due to the implementation and shipment of hundreds of new SDDP-enabled television models worldwide by manufacturers such as LG, Samsung and Sony. We believe that these and other companies are increasingly recognizing the value of including SDDP with their new releases to simplify integration of their products into Control4 installations. Our broad ecosystem, which includes audio, video, lighting, temperature, network, security and communication device categories, gives consumers flexibility to integrate nearly any connectable device into their smart home. In addition, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest product innovations and allows our smart home platform to grow alongside emerging technologies to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

Our products leverage both wired and wireless technologies and are designed to be installed in both new construction and existing homes. We expect that future increases in both new home construction and existing home renovations will have a positive impact on our revenue. In new home construction, we continue to engage builders to introduce entry- to mid-level Control4 systems as a standard feature in new home projects, and we believe that the release of our new CA-1 controller, at the lowest price point of any Control4 controller, will help with adoption of our solutions in these types of projects. We further believe home automation is increasingly becoming a higher priority for home buyers, and this is one of the reasons for our investment in national and regional builder programs.

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

•

Growing Our Leadership Position in the Industry. We are committed to growing awareness of the Control4, Pakedge, and Triad brands among our dealers, distributors and partners. We believe that our investments in creating brand awareness in the industry have contributed to dealer recruitment, product adoption, and revenue growth. We are proud of the many awards we received from various industry groups and dealer consortiums, formally recognizing our commitment to excellence. For example, Control4 was named the top home automation provider in seven of the 2018 CE Pro Brand Analysis categories. Notably, Control4 was named the Brand Leader in Whole-House Automation for the fourth consecutive year, and Pakedge was named the Brand Leader for Home Networks for the sixth year in a row.

•

Accelerating and Enhancing Consumer Lead Generation. We remain focused on generating and pursuing leads received from our marketing efforts. We are continuing to invest in new online tools and inside sales representatives to qualify inbound inquiries and direct them to qualified independent dealers. To date, our enhanced lead generation strategies continue to increase consultations, bids and project installations. Through the continual optimization of our marketing efforts and investment, we believe we can improve lead conversion rates and increase the amount of revenue per lead.

•

Optimizing and Expanding Our North America Dealer Network. We intend to continue to optimize the performance of and expand our network of dealers in North America to ensure that we have geographic coverage and technical expertise to address our existing markets and new markets into which we plan to expand. We continue to work with all appropriately qualified dealers to explore our home control, networking, and speaker solutions, and we continue to cross-train and cross-certify dealers in accordance with our existing standards of technical proficiency and business practices.

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

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Authorized dealers at the beginning of the period	3,215	3,039	3,174	2,994
Additions	81	61	164	164
Terminations	(16)	(15)	(58)	(73)
Authorized dealers at the end of the period	3,280	3,085	3,280	3,085

Number of active dealers(2)	3,150	2,985	3,150	2,985
Active dealers as a % of authorized dealers(2)	96%	97%	96%	97%

International Direct Dealers(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Authorized dealers at the beginning of the period	1,358	1,199	1,315	1,147
Additions	72	49	124	117
Terminations	(20)	(6)	(29)	(22)
Authorized dealers at the end of the period	1,410	1,242	1,410	1,242

Number of active dealers(2)	1,232	1,120	1,232	1,120
Active dealers as a % of authorized dealers(2)	87%	90%	87%	90%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Number of controllers sold	28,871	26,142	52,284	47,483
Core revenue growth	12%	16%	15%	17%
International core revenue as a percentage of total revenue	22%	21%	22%	21%

(1)

These dealer figures only include dealers authorized to sell and install the full Control4 line of products and exclude the approximately 1,030 dealers that are currently authorized to sell only the Pakedge and Triad line of products.

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

Strengthening our worldwide dealer channel through business and installation tools, education programs, and new dealer recruitment remains an ongoing priority.  Much of our focus in 2018 is the successful introduction of new products to our channel as well as strengthening and expanding our dealer network. Our sales team is focused on adding new dealers, both traditional A/V dealers as well as dealers who historically have focused on IT, security, electrical, or HVAC offerings. Our goal is to continuously increase our dealers’ productivity and growth. Enabling our dealers to increase productivity will ultimately drive our revenue growth.

In conjunction with the broad availability of our newest generation products and software, we periodically review each of our current dealers with regard to their ability to successfully market, sell and install our current solutions. Part of developing a productive, capable dealer network, requires us to regularly review individual dealer performance and as necessary, terminate dealer licenses where volume, technical training and performance requirements are not fulfilled. We view this as a healthy part of growing our dealer channel worldwide.

As a result of our traditional efforts to expand our channel, the number of active international dealers for our full Control4 line of products increased 10% from June 30,  2017 to June 30,  2018, and we saw an increase of 6% in the number of active North American direct dealers during the same period.  Generally, the growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers is much lower than the North American market. Much of this growth in our international dealer network is attributed to new dealer additions in China, Germany and Australia. We plan to continue to monitor markets that are currently served by a single distributor and, when business conditions are favorable, we may decide to establish direct relationships with selected dealers in these regions.

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

In February 2018, we released our CA-1 controller, which is designed for entry-level projects for homeowners interested in lighting, temperature control, and security. Our Entertainment and Audio “EA” and Controller and Automation (“CA”) controllers, together, better address a broad range of solutions from simple single room projects to large, elegant whole-home deployments. Our EA-1 and CA-1 controllers broaden the addressable market for our solutions by providing single-room and lower cost solutions which typically involve more narrowly defined use cases with fewer connected devices. During the six months ended June 30, 2018,  26% of the Control4 automation projects our dealers sold were single-room or low-cost projects consisting only of a controller or controller paired with a remote.

During the three and six months ended June 30, 2018, we sold 28,871 and 52,284 controllers, respectively, compared to 26,142 and 47,483 controllers sold in the same period in 2017, respectively, an increase of 10%

Core Revenue Growth

The majority of our revenue comes from sales of our products through our distribution channels comprised of independent dealers in the United States and Canada, and independent dealers and distributors located throughout the rest of the world. We refer to revenue attributable to sales through dealers located in the United States and Canada as “North America Core revenue,” and revenue attributable to sales through dealers and distributors located throughout the rest of the world as “International Core revenue.” Core revenue does not include revenue from sales to hotels or certain specialty display products and associated installation sales in Australia.

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

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
North America Core Revenue	$52,356	$47,267	$98,057	$86,473
International Core Revenue	15,151	12,799	27,941	23,335
Other Revenue	1,721	1,186	2,379	1,652
Total Revenue	$69,228	$61,252	$128,377	$111,460
North America Core Revenue as a % of Total Revenue	76%	77%	76%	78%
International Core Revenue as a % of Total Revenue	22%	21%	22%	21%

North America Core revenue increased $5.1 million, or 11%, and $11.6 million, or 13%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. International Core revenue increased $2.4 million, or 18%, and $4.6 million, or 20%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

Revenue growth in both North America and internationally is driven by a variety of factors.  We continue to see growth from net new dealer additions as well as growth from existing dealers driven by an increase in the number of projects that are being performed and increased project share, which is a derivative of our new product innovation and our acquisition strategy.

Our international sales model includes both direct-to-dealer and distribution channels. In targeted international regions and countries, we generally invest in some combination of local technical support, training personnel and facilities, warehousing and fulfillment, and sales support personnel.  We have made these types of investments in the regions serviced by our offices in the United Kingdom, Germany, Australia, China, and India and these are markets where we see our greatest opportunity for international growth and expansion.

The following table further breaks out our International Core revenue and illustrates the relative revenue growth we are experiencing in the regions serviced by our offices in the United Kingdom, Germany, Australia, China, and India compared to other international regions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Targeted International Regions (1)	$12,389	$10,320	$23,251	$18,566
Other International Regions	2,762	2,479	4,690	4,769
Total International Core Revenue	$15,151	$12,799	$27,941	$23,335

(1) Serviced by our offices in the United Kingdom, Germany, Australia, China, and India.

International Core revenue in the targeted international regions grew 20% and 25% during the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, while International Core revenue in the other international regions increased 11% during the three months ended June 30, 2018, and decreased 2% during the six months ended June 30, 2018, compared to the same periods in 2017.

Improvements in foreign currency exchange rates and general economic conditions in our targeted international regions have contributed to an increase in revenue for the three and six months ended June 30, 2018 compared to the same periods in 2017. A higher percentage of sales were made direct-to-dealer in our other international regions during the three months ended June 30, 2018 compared to the same period in 2017. Ownership changes of international distributors and unfavorable geo-political conditions have caused a decrease in revenue in our other international regions for the six months ended June 30, 2018 compared to the same period in 2017.

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

Gross Margin

As a percentage of revenue, our gross margin has been, and will continue to be, affected by a variety of factors. Our gross margin is relatively consistent across our products. Our gross margin on third-party products that we sell through our online distribution platform is higher than our gross margin on our other product sales because we only recognize our net profit on these sales as revenue. While software licensing and subscription revenue is not material for all periods presented, our gross margin is higher on software licensing and subscription revenue than it is on product sales. Our gross margin is also higher on our sales made directly through dealers than it is on our sales made through distributors. Gross margin may be negatively affected by price competition in our target markets, associated promotional or volume incentive rebates offered to our independent dealers and distributors, as well as import and export tariffs.

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

Gross margin for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gross margin	$36,362	$31,259	$67,101	$56,408
Percentage of revenue	52.5%	51.0%	52.3%	50.6%

As a percentage of revenue, our gross margin was 52.5% and 52.3% for the three and six months ended June 30, 2018, respectively, compared to 51.0% and 50.6% for the same periods in 2017, respectively. The increase in gross margin was primarily due to favorable fluctuations in exchange rates in markets where we sell our products in the local currency, lower programmatic price reductions, and an increase in 4Sight subscriptions due to enabling end customers with the ability to self-renew their subscriptions online.

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

Beginning in the second quarter of 2018, we began making incremental investments in our global fulfillment centers to accommodate growth and improve delivery times to our dealers, which will moderate our gross margin improvements during the remainder of 2018 but should enable us to continue to scale and improve gross margins in future years. These expenses will continue to increase during the second half of the year as we begin shipping out of our new domestic east coast fulfillment center.

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

Research and development expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$10,511	$10,055	$21,451	$19,899
Percentage of revenue	15%	16%	17%	18%

Research and development expenses increased $0.5 million, or 5%,  and $1.6 million, or 8%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in absolute dollars primarily relates to personnel costs, which in part can be attributed to increased headcount from our recent business acquisitions as well as support for existing product lines and ongoing innovations, as well as product development costs.

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

Sales and marketing expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales and marketing	$12,553	$11,943	$25,088	$23,390
Percentage of revenue	18%	19%	20%	21%

Sales and marketing expenses increased $0.6 million, or 5%,  and $1.7 million, or 7%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in absolute dollars primarily relates to increased personnel costs, which can be attributed to expanding our support for our growing channel including additional staffing to support marketing and sales services provided on behalf of our dealers, as well as credit card processing fees associated with revenue growth and offsite events related to the release of the CA-1 controller.

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

General and administrative expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
General and administrative	$6,328	$5,587	$12,621	$11,304
Percentage of revenue	9%	9%	10%	10%

General and administrative expenses increased $0.7 million, or 13%, and $1.3 million, or 12%, in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in absolute dollars for the three and six months ended June 30, 2018 primarily relates to personnel costs, including non-cash stock compensation expense.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income tax expense (benefit)	$161	$242	$45	$(2,544)
Percentage of revenue	0%	0%	0%	2%

We recognized income tax expense of $0.2 million and $45,000, or approximately 2% and 1% of income before income taxes, for the three and six months ended June 30, 2018, respectively, compared to income tax expense of $0.2 million and income tax benefit of $2.5 million, or approximately 6% and 126% of income before income taxes, for the three and six months ended June 30, 2017, respectively. The effective tax rate differs from the U.S. federal statutory rate of 21% in 2018 and 35% in 2017 primarily due to the domestic valuation allowance offsetting most of the statutory rate, partial reversal of the valuation allowance due to the deferred tax liabilities that were recorded as part of the Triad acquisition in 2017, state income taxes, foreign income taxes, and incentive stock options.

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

For additional information with respect to our accounting for the Tax Act, see Note 10 “Income Taxes” in the notes to condensed consolidated financial statements (unaudited).

Liquidity and Capital Resources

Primary Sources of Liquidity

As of June 30, 2018, we had $83.1 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $2.9 million from December 31, 2017. The overall decrease in cash and cash equivalents and net marketable securities was primarily due to the following:

•

In February 2018, our Board of Directors authorized the expansion of the repurchase program providing approval to repurchase up to $20 million in Control4 common stock from time to time on the open market. For the six months ended June 30, 2018, we repurchased 450,000 shares for $11.1 million;

•	We made $4.6 million in payments for taxes in lieu of issuing an additional 187,633 shares related to the net share settlement of restricted stock units that lapsed during the period;

•	We made capital purchases of approximately $1.9 million;

•	We generated $12.0 million in cash from operations during the period; and

•	We received $3.2 million in proceeds from the exercise of options for common stock.

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

The following table shows selected financial information as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$27,229	$29,761
Investments, net(1)	55,883	56,254
Accounts receivable, net	29,806	29,925
Inventories	41,713	37,171
Working capital	118,350	104,529

(1) Includes accrued investment balances not included in the investments line items on the condensed consolidated balance sheet.

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at June 30, 2018 has decreased by $0.1 million, or 0%, since December 31, 2017, due to our collection efforts made during the first quarter of 2018 offset by our revenue growth in the second quarter of 2018. Furthermore, inventory has increased by $4.5 million from December 31, 2017 to June 30,  2018.  The increase in inventory was due primarily to normal inventory buildup associated with revenue growth and the introduction of new products.

We have an asset-based, revolving credit facility of $40.0 million and at June 30, 2018 we had no outstanding borrowings under the credit facility.

We believe that our existing cash and cash equivalents, as well as our borrowing capacity on our revolving credit facility, will be sufficient to fund our operations for at least the next 12 months.

Cash Flow Analysis

A summary of our cash flows for the six months ended June 30, 2018 and 2017 is set forth below (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Unrestricted and restricted cash and cash equivalents at the beginning of the period	$30,034	$35,060
Net cash provided by operating activities	12,044	8,792
Net cash used in investing activities	(1,816)	(17,214)
Net cash (used in) provided by financing activities	(12,616)	3,358
Effect of exchange rate changes on cash and cash equivalents	(150)	330
Net change in cash and cash equivalents	(2,538)	(4,734)
Unrestricted and restricted cash and cash equivalents at the end of the period	$27,496	$30,326

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash provided by operating activities of $3.3 million during the six months ended June 30, 2018 compared to the same period in 2017 is due to the differences in working capital account changes such as accounts receivable, inventory, accounts payable, and accrued liabilities partially offset by net income after adjusting for the non-cash effects of the amortization of intangible assets and tax benefits recorded in 2017 from business acquisitions.

Investing Activities

Cash used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, business acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities decreased to $1.8 million in 2018 from $17.2 million in 2017. The year-over-year decrease in cash used in investing activities is due to cash used for business acquisitions in 2017.

Financing Activities

Financing cash flows consist primarily of tax payments related to the net share settlement of restricted stock units, the repurchase of Control4 stock in the open market and proceeds from the exercise of options to acquire common stock.

During the six months ended June 30, 2018, we repurchased 450,000 shares of our stock in the open market for $11.1 million compared to 119,007 shares for $1.8 million in the same period in 2017.

During the six months ended June 30, 2018 and 2017, we received proceeds of $3.2 million and $7.8 million, respectively, from the exercise of options to purchase common stock.

During the six months ended June 30, 2018 and 2017, we made tax payments of $4.6 million and $2.6 million, respectively, related to the net share settlement of restricted stock units that lapsed during the period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$36,362	$31,259	$67,101	$56,408
Stock-based compensation expense in cost of revenue	55	61	123	119
Amortization of intangible assets in cost of revenue	924	791	1,845	1,565
Acquisition-related costs in cost of revenue	—	101	—	128
Non-GAAP gross margin	$37,341	$32,212	$69,069	$58,220
Revenue	$69,228	$61,252	$128,377	$111,460
Gross margin percentage	52.5%	51.0%	52.3%	50.6%
Non-GAAP gross margin percentage	53.9%	52.6%	53.8%	52.2%

Reconciliation of Income (Loss) from Operations to Non-GAAP Income (Loss) from Operations:
Income (loss) from operations	$6,970	$3,674	$7,941	$1,815
Stock-based compensation expense	3,321	2,909	6,656	6,163
Amortization of intangible assets	1,439	1,321	2,885	2,551
Acquisition-related costs	—	299	16	429
Non-GAAP income (loss) from operations	$11,730	$8,203	$17,498	$10,958
Revenue	$69,228	$61,252	$128,377	$111,460
Operating margin percentage	10.1%	6.0%	6.2%	1.6%
Non-GAAP operating margin percentage	16.9%	13.4%	13.6%	9.8%

Reconciliation of Net Income (Loss) to Non-GAAP Net Income:
Net income (loss)	$6,640	$3,741	$7,606	$4,562
Stock-based compensation expense	3,321	2,909	6,656	6,163
Amortization of intangible assets	1,439	1,321	2,885	2,551
Acquisition-related costs	—	299	16	(1,986)
Non-GAAP net income (loss) (1)	$11,400	$8,270	$17,163	$11,290
Non-GAAP net income (loss) (1) per common share:
Basic	$0.44	$0.34	$0.66	$0.46
Diluted	$0.42	$0.31	$0.63	$0.43
Weighted-average number of shares:
Basic	26,041	24,587	25,973	24,298
Diluted	27,267	26,388	27,396	26,024

(1) Excludes the calculated effect of non-GAAP adjustments on income tax expense of $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily purchase commitments and non-cancellable operating leases.

Our contractual cash obligations as of June 30, 2018 are as follows:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating lease obligations	9,221	3,070	5,148	975	28
Purchase commitments	53,296	53,296	—	—	—
Total contractual obligations	$62,517	$56,366	$5,148	$975	$28

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

Interest Rate Risk

Changes in interest rates could affect the interest earned on our cash, cash equivalents and investments as well as the fair value of our investments. Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. A portion of our cash is managed by external managers within the guidelines of our investment policy.

Our exposure to changes in interest rates relates primarily to our investment portfolio. We invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss.

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of June 30,  2018, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.3 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

The market for home automation is fragmented, highly competitive and continually evolving. A number of technology companies, including industry leaders such as Amazon, Apple, Google, Honeywell, Lutron and Samsung, offer device control capabilities in some of their products, applications and services and are engaged in ongoing development efforts to address even broader segments of the home automation market. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer broader interoperability or superior products and services. Additionally, these and other companies may further expand into our industry by developing additional solutions or by acquiring other providers. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service offers residential security, energy and automation services, and Vivint and ADT have made significant efforts to market smart home services that incorporate these companies’ traditional security offerings. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee with little to no upfront cost offered by some of these managed service providers over a larger upfront cost with little to no monthly service fees.

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

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of June 30, 2018, we had an accumulated deficit of $64.6 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not continue to grow to offset any increased expenses, we will not continue to be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. Our net income for the years ended December 31, 2016 and 2017 was $13.0 million and $16.0 million, respectively, but we may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays in manufacturing and selling our products and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our profitability will be harmed and our stock price may fall.

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

As of June 30, 2018, we have over 5,410 active direct dealers and 51 distributors authorized to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of mainstream consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain the relationships with our existing dealers and distributors, our business could be harmed.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of audio, video, lighting, temperature, and security, and we benefit from our relationships with partners that allow our system to provide integrated and extensible control of over 12,000 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including new and additional products, demand for our solutions could decline and we could lose sales. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

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

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture most of our products and components, and in many cases one of these manufacturers is our only source for a particular product or product family. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For the six months ended June 30, 2018, three contract manufacturers, iLife, RCS and Sanmina, manufactured approximately 54% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social, regulatory and legal uncertainties that may harm our relationships with them. If we fail to manage our relationships with our contract manufacturers, component vendors or shipping partners effectively, or if our contract manufacturers, component vendors or shipping partners experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’, component vendors’ or shipping partners’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers, component vendors, or shipping partners we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

Changes in import/export regulatory regimes and duties could negatively impact our business.

In 2018, the U.S. implemented a number of new tariffs on the importation of materials, which prompted some affected nations to respond with new tariffs on U.S. exports.  Of particular note, are the recently imposed and proposed tariffs on a number of goods from China.  China has responded by imposing reciprocal tariffs on U.S. exports to China, and both countries have indicated that there could be continued escalation of protectionist policies.  At present we do not believe the recent tariffs will have a material impact on our production costs or sales of our existing products, however, the international trade landscape is changing, and increased import taxes or duties could negatively impact our cost structures in future periods.  We continue to evaluate the impact of these policies on our supply chain and consider appropriate responses in our sourcing of products and components while exploring certain government affairs initiatives to help shape future policies.  If any of our products are found to have been misclassified under various tariff codes, we could be subject to higher duties and/or fines.  If the United States or other countries in which we do significant business were to withdraw from or materially modify certain international trade agreements, further change tariff or tax provisions related to the global manufacturing and sales of our products, or otherwise alter regulations impacting our existing business, or if these changes negatively affect us disproportionately to our competitors, our financial condition and results of operations could be adversely affected.

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

The market for home automation and control solutions is evolving, and it is uncertain whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with other solutions, concerns about cost, and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market, and while our solutions target the high end of the market, we also have solutions that target middle- and entry-level home owners, including our EA-1 that is designed to control smaller, single room projects with an entertainment component and the CA-1 controller for smaller projects that only include lighting, comfort, and/or security, which we released in February 2018. Our ability to expand the sales of our solutions to a broader consumer base depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the ability to develop effective relationships with independent dealers and distributors, the cost and functionality of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to mainstream consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

Any defect in, or disruption to, our solutions could cause consumers to remove their products, not to purchase additional products from us, prevent other potential consumers from purchasing our solutions, or harm our reputation. The nature of the solutions we provide, including our interface with home security solutions, may expose us to greater risks of liability for system failure or even installation errors by our independent dealers than may be inherent in other businesses. Substantially all of our dealer agreements contain provisions limiting our liability to dealers and our consumers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot be sure that these limitations will be enforced, and defending a lawsuit, regardless of its merit, could be costly, divert management’s attention, affect our ability to obtain or maintain liability insurance on acceptable terms and could harm our business. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some jurisdictions may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. Although we currently maintain some warranty reserves, we cannot be sure that these warranty reserves will be sufficient to cover future liabilities. Furthermore, we may be required to indemnify our dealers, distributors and other partners against certain liabilities they may incur as a result of defects of our products or intellectual property violations of our products or other materials we provide to them.

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

The legal, regulatory and contractual environment surrounding information security, privacy and fraud is constantly evolving and companies that collect and retain information are under increasing attack by cyber- criminals around the world. We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information, including financial information, from and pertaining to our dealers, distributors, partners, consumers and employees. The protection of dealer, distributor, partner, consumer and employee data is important to us, and we devote significant resources to addressing security vulnerabilities in our products and information technology systems, including encrypting some data repositories and engaging security experts to conduct penetration testing to help us uncover vulnerabilities in our systems. However, the policies and security measures that we put in place cannot guarantee security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or dealer negligence, error, malfeasance, or other vulnerabilities. Cyber security attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack or fail to invest sufficient resources in security measures. We have and will continue to experience cyber-attacks, and we cannot be certain that advances in cyber-capabilities or other developments will not permit compromise or breach the technology protecting the networks that access our products and services and repositories where we store this information.

We have acquired a number of companies over the years and may continue to do so in the future. While we make significant efforts to address any information technology security issues with respect to our acquisitions, we may still inherit such risks when we integrate the acquired products and systems.

In addition, consumers can use our tools for authorized, remote access to their automation systems, and certain of our employees and independent dealers can be provided authorized access to monitor and update certain of our products and services remotely. Security breaches by third parties or by, or originating from, one or more of our dealers, distributors or employees, that allow unauthorized access or control of our consumers’ appliances through our products or to obtain, collect, use or disclose any personal data of consumers, could harm our reputation, business, results of operations and financial condition. Furthermore, although we do not recommend or approve of port forwarding for remote access to our solutions, certain of our dealers have in the past and may in the future enable port forwarding, which could create security vulnerabilities in their customers’ home networks.

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

We are subject to a variety of laws and regulations that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. These laws can be particularly restrictive in countries outside the United States. Both in the United States and abroad, these laws and regulations constantly evolve and are subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Continually implementing up-to-date data security tools and procedures and maintaining privacy standards that comply with ever-changing privacy regulations in multiple jurisdictions is challenging. For example, the General Data Protection Regulation (GDPR) in the European Union, which went into effect on May 25, 2018, has yet to be interpreted by legal and regulatory bodies, and while we have invested significant resources in compliance efforts, there is no guarantee that our efforts to date will be found to be adequate.

In addition, on July 12, 2016 the European Commission formally adopted the new EU – U.S. Privacy Shield, which provides a safe harbor for the transfer of personal information, by U.S. companies doing business in Europe from the European Economic Area to the United States provided that such U.S. companies self-certify under this framework. We have submitted our self-certification application pursuant to the Privacy Shield, and as part of this self-certification, we have committed to abide by the Privacy Shield principles with respect to any personal information transferred.  However, the Privacy Shield is subject to an annual review by the European Commission, and on July 5, 2018 members of the European Parliament passed a nonbinding resolution calling for the Privacy Shield to be suspended at the European Commission’s next review in September.  If the Privacy Shield is suspended, we will need to find other ways to lawfully transfer personal data that is required for our business and operations from the EU to the U.S., and there is no guarantee that we will be able to adequately implement such alternative compliance methodologies, such as implementing binding corporate rules, before the suspension goes into effect.

We publicly post our privacy policies and practices concerning our processing, use and disclosure of personal information. Our privacy policy and other statements we publish provide promises and assurances about privacy and security that could subject us to potential regulatory action or other liabilities if: (a) such statements are found to be deceptive or misrepresentative of our practices, (b) we fail to take adequate measures to ensure that we adhere to applicable regulations, or (c) our third-party data processors fail to adequately protect personal information that they process on our behalf.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the six months ended June 30, 2018, we spent $21.5 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

Our strategy includes pursuing acquisitions and our potential inability to identify good opportunities and to successfully integrate newly-acquired technologies, assets, businesses, or personnel may harm our financial results.

We believe part of our growth will be driven by acquisitions of other companies or their technologies, assets and businesses, but we may not be able to acquire the targeted technologies, assets and businesses we identify as desirable for a price we consider to be reasonable or at all. Recent acquisitions include Pakedge in January 2016, Triad in February 2017 and substantially all the assets of ihiji in December 2017. These acquisitions and any future acquisitions we evaluate and complete will give rise to risks, including:

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

As of December 31, 2017, our net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $64.6 million and $67.8 million, respectively. In addition to the NOL carryforwards, as of December 31, 2017, we had U.S. federal and state tax credit carryforwards of $6.6 million and $2.8 million, respectively. While we have generated profits at times in the past, there is no assurance that we will be able to generate sufficient taxable income to utilize our NOLs or tax credits before they expire. Our NOL carryforwards were fully reserved for as of December 31, 2017.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could harm our results of operations or the manner in which we conduct our business. For example, on December 22, 2017, “H.R.1”, known as the “Tax Cuts and JOBS Act”, (the “Tax Act”) was signed into U.S. law, which among other changes reduces the corporate income tax rate to 21%, creates a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), and requires companies to pay minimum taxes on foreign earnings and subjects certain payments from U.S. corporations to foreign related parties to additional taxes. While the Tax Act will result in a lower domestic income tax rate once we fully utilize our net operating losses and other accumulated tax credits, we will be subject to the one-time mandatory tax on previously deferred foreign earnings. In addition, the Tax Act is subject to further interpretation from the United States federal and state governments and regulatory organizations, such as the Treasury Department and/or Internal Revenue Service (the “IRS”) and this could change our United States tax liabilities based on updated guidance and interpretations.  The guidance and notices may have a material impact on us.  In addition, the IRS has already issued and stated that it intends to continue to issue notices of intent to amend certain regulations and also institute new regulations with respect to the Tax Act. These proposed regulations either clarify certain tax positions or provide new regulations. We have not taken these notices into account as they are yet to be become final regulations and may or may not have a material impact on us. Also, because there may be additional state income tax implications, we will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to United States federal tax legislation as a result of the Tax Act.

We also earn a portion of our operating income from outside the United States, and any repatriation of funds currently held in foreign jurisdictions that are not permanently reinvested may result in higher effective tax rates for us. In addition, the Tax Act will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws in response to the changes in U.S. tax laws. Although we cannot predict whether or in what form any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may increase the amount of taxes we pay and adversely affect our operating results and cash flows. We will continue to monitor the impact of this and further changes to applicable tax laws to our overall business strategy.

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

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Our three largest contract manufacturers, which manufactured 54% of our inventory purchases for the six months ended June 30, 2018, have manufacturing facilities located in China and Korea. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in those regions may delay or forego purchases of our solutions from dealers and distributors, which may harm our results of operations for a particular period. In addition, acts of terrorism, including cyber terrorism or crime, acts of war, financial crises, trade friction or geopolitical and social turmoil in those parts of the world that serve as markets for our solutions, such as Europe, Asia or elsewhere, could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. These uncertainties may cause our consumers to reduce discretionary spending on their home and make it difficult for us to accurately plan future business activities. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, as well as rules implemented by the Securities and Exchange Commission (“SEC”), The NASDAQ Stock Market LLC, and other applicable securities or exchange-related rules and regulations. In addition, our management team has also had to adapt to the requirements of being a public company. Complying with these rules and regulations substantially increases our legal and financial compliance costs and makes some activities more difficult, time consuming or costly. These compliance requirements and costs will increase once we are no longer an “emerging growth company,” as defined in the JOBS Act, which will occur on December 31, 2018.

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

We have a limited history of marketing, selling, and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 22% of our total revenue for the six months ended June 30, 2018, and that percentage may grow in the future.  As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

We conduct a significant amount of business in the European Union, including through our office located in England, and our operations may be affected by the results of the referendum vote by the United Kingdom to leave the European Union.

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

On March 29, 2017, the United Kingdom provided its official notice to the European Council that it intends to leave the European Union, triggering the two-year transitionary period. The long-term nature of the United Kingdom’s relationship with the European Union after Brexit is completed is still unclear and there is considerable uncertainty how the new relationship will be implemented. During this transitionary period, negotiations will take place to unravel all of the existing legal, political and financial frameworks and obligations, and put new structures in place. At this stage, it is uncertain what the final results of these negotiations will be and, given the lack of comparable precedent, it is unclear how Brexit will affect economic conditions in the United Kingdom, the European Union, or globally, and Control4 specifically. Because we have sales throughout the European Union and offices in England and Germany, it is possible that Brexit may require us to restructure some or all of our operations, and depending on what is negotiated, could impair our ability to transact business in other countries in the European Union. In addition, the fluctuation in currencies and market conditions may adversely affect our business, results of operations and financial condition.

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

We might not prevail in any current or future intellectual property infringement litigation given the complex legal and technical issues and inherent uncertainties in such litigation. Defending such claims, regardless of their merit, could be time-consuming and distracting to management, result in costly litigation or settlement, cause development delays or require us to enter into royalty or licensing agreements. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors, and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims, or negotiate cross-licenses in response to patent infringement claims or litigation brought against us by third parties. Further, litigation may involve patent holding companies or other adverse patent owners who have no relevant products or revenues and against which our potential patents provide no deterrence, and many other potential litigants have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. If our solutions exceed the scope of in-bound licenses or violate any third-party proprietary rights, we could be required to withdraw those solutions from the market, re-develop those solutions or seek to obtain licenses from third parties, which might not be available on reasonable terms or at all. Any efforts to re-develop our solutions, obtain licenses from third parties on favorable terms or license a substitute technology might not be successful and, in any case, might substantially increase our costs and harm our business, financial condition and results of operations. If we were compelled to withdraw any of our solutions from the market, our business, financial condition and results of operations could be harmed.

We are generally obligated to indemnify our independent dealers, distributors and partners for certain expenses and liabilities resulting from intellectual property infringement claims regarding our products, which could force us to incur substantial costs.

We have agreed to indemnify our independent dealers, distributors and other partners for certain intellectual property infringement claims regarding our products and other materials we provide to them. As a result, in the case of infringement claims against these dealers, distributors and partners, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. We expect that some of our dealers, distributors and partners may seek indemnification from us in connection with infringement claims brought against them. We evaluate each such request on a case-by-case basis and we may not succeed in refuting any such claim we believe to be unjustified. If a dealer, distributor or partner elects to invest resources in enforcing a claim for indemnification against us, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.

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

As of June 30, 2018, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 27% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, control or significantly influence most matters related to the management and affairs of our company. Accordingly, this concentration of ownership and managerial authority might harm the market price of our common stock by:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2018, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

In February 2018, the Company’s Board of Directors authorized the repurchase of up to $20.0 million in Control4 common stock from time to time on the open market, which authorization expires in June 2019. During the three months ended June 30,  2018, the Company repurchased 150,000 shares for $3.6 million. As of June 30,  2018, the Company has $8.9 million remaining under this share repurchase program.

			Total	Dollar Value
			Number of	of Shares
			Shares	that May
			Purchased as	Yet Be
	Total		Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Plan
Period	Purchased	Per Share(1)	Plan	(in thousands)
May 1 - May 31, 2018	150,000	$24.02	150,000
	150,000		150,000	$8,950

(1) These amounts include fees and commissions associated with the share repurchase

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	August 30, 2013

3.2	Amended and Restated Bylaws.	S-1	3.4	July 1, 2013

4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	July 18, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: August 3, 2018		CONTROL4 CORPORATION

	By:	/s/ Mark Novakovich
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)