Form 10-Q
period 2018-09-30
CONTROL4 CORP
filed 2018-11-02
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

On October 26, 2018, 26,708,202 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,373	$29,761
Restricted cash	264	273
Short-term investments	54,544	44,057
Accounts receivable, net	34,157	29,925
Inventories	41,621	37,171
Prepaid expenses and other current assets	5,058	4,369
Total current assets	171,017	145,556
Property and equipment, net	8,684	7,337
Long-term investments	1,085	12,038
Intangible assets, net	21,962	26,081
Goodwill	21,598	21,867
Other assets	1,330	1,618
Total assets	$225,676	$214,497
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,932	$25,654
Accrued liabilities	8,431	10,835
Current portion of deferred revenue	5,121	4,538
Total current liabilities	40,484	41,027
Other long-term liabilities	4,500	3,942
Total liabilities	44,984	44,969
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 26,707,025 and 25,832,895 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	240,394	242,281
Accumulated deficit	(58,908)	(72,225)
Accumulated other comprehensive loss	(797)	(531)
Total stockholders’ equity	180,692	169,528
Total liabilities and stockholders’ equity	$225,676	$214,497

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenue	$71,594	$64,583	$199,971	$176,043
Cost of revenue	34,484	31,520	95,760	86,572
Gross margin	37,110	33,063	104,211	89,471
Operating expenses:
Research and development	11,144	10,347	32,595	30,246
Sales and marketing	13,520	12,692	38,608	36,082
General and administrative	6,913	5,109	19,534	16,413
Total operating expenses	31,577	28,148	90,737	82,741
Income from operations	5,533	4,915	13,474	6,730
Other income (expense), net:
Interest, net	327	125	819	224
Other income (expense), net	(82)	79	(864)	183
Total other income (expense), net	245	204	(45)	407
Income before income taxes	5,778	5,119	13,429	7,137
Income tax expense (benefit)	67	85	112	(2,459)
Net income	$5,711	$5,034	$13,317	$9,596
Net income per common share:
Basic	$0.22	$0.20	$0.51	$0.39
Diluted	$0.21	$0.19	$0.48	$0.36
Weighted-average number of shares:
Basic	26,397	25,050	26,116	24,551
Diluted	27,671	27,122	27,489	26,393

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$5,711	$5,034	$13,317	$9,596
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(105)	(155)	(263)	383
Net unrealized gains (losses) on available-for-sale investments, net of tax	32	6	(3)	3
Total other comprehensive income (loss)	(73)	(149)	(266)	386
Comprehensive income	$5,638	$4,885	$13,051	$9,982

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
	(unaudited)
Operating activities
Net income	$13,317	$9,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,852	2,703
Amortization of intangible assets	4,286	3,885
Loss (gain) on disposal of fixed assets	5	(1)
Provision for doubtful accounts	760	491
Investment discount and premium amortization	(349)	(57)
Stock-based compensation	10,085	9,191
Tax benefit from business acquisition	—	(2,415)
Changes in assets and liabilities:
Accounts receivable, net	(5,353)	(4,890)
Inventories	(5,015)	(5,347)
Prepaid expenses and other current assets	(644)	390
Other assets	255	(1,018)
Accounts payable	1,816	3,495
Accrued liabilities	(1,223)	(1,675)
Deferred revenue	574	870
Other long-term liabilities	622	171
Net cash provided by operating activities	21,988	15,389
Investing activities
Purchases of available-for-sale investments	(51,538)	(52,472)
Proceeds from sales of available-for-sale investments	1,000	1,950
Proceeds from maturities of available-for-sale investments	51,350	34,580
Purchases of property and equipment	(3,914)	(3,003)
Business acquisitions, net of cash acquired	(1,411)	(7,881)
Net cash used in investing activities	(4,513)	(26,826)
Financing activities
Proceeds from exercise of options for common stock	10,729	11,290
Payments for withholding taxes related to net share settlement of equity awards	(6,378)	(4,591)
Repurchase of common stock	(15,957)	(1,821)
Payment of debt issuance costs	(113)	—
Net cash (used in) provided by financing activities	(11,719)	4,878
Effect of exchange rate changes on cash and cash equivalents	(153)	397
Net change in cash and cash equivalents	5,603	(6,162)
Unrestricted and restricted cash and cash equivalents at beginning of period	30,034	35,060
Unrestricted and restricted cash and cash equivalents at end of period	$35,637	$28,898
Supplemental disclosure of cash flow information
Cash paid for interest	$105	$65
Cash paid for taxes	988	1,120
Supplemental schedule of non-cash investing and financing activities
Business acquisitions holdback liability	—	1,068
Purchases of property and equipment financed by accounts payable	689	396
Net unrealized gains (losses) on available-for-sale investments	(3)	3

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

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other future interim or annual period.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in U.S. dollars, except for sales to dealers and distributors located in the United Kingdom, Canada, Australia, and the European Union, which are generally denominated in pounds sterling, Canadian dollars, Australian dollars, and euros, respectively. There were no individual account balances greater than 10% of total accounts receivable as of September 30, 2018 and December 31, 2017.

No dealer or distributor accounted for more than 10% of total revenue for the three and nine months ended September 30, 2018 and 2017.

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

The following table presents the changes in the product warranty liability for the nine months ended September 30, 2018 (in thousands):

Warranty Liability
Balance at December 31, 2017	$2,032
Warranty costs accrued	2,452
Warranty claims	(2,375)
Balance at September 30, 2018	$2,109

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income	$5,711	$5,034	$13,317	$9,596
Denominator:
Weighted average common stock outstanding for basic net income per common share	26,397	25,050	26,116	24,551
Effect of dilutive securities—stock options and restricted stock units	1,274	2,072	1,373	1,842
Weighted average common shares and dilutive securities outstanding	27,671	27,122	27,489	26,393

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Options to purchase common stock	—	23	—	881
Restricted stock units	7	—	122	6
Total	7	23	122	887

Restricted Cash

Restricted cash as of September 30, 2018 and December 31, 2017 is composed of a guarantee made by the Company’s subsidiary in the United Kingdom to HM Revenue & Customs related to a customs duty deferment account.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. This analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective as of November 5, 2018. The Company does not expect the adoption of this final rule to have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the guidance in ASC 840, “Leases.” The purpose of the new standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Although the standard initially required the modified retrospective approach for adoption, in July 2018, the FASB issued ASU 2018-18, allowing companies to initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Early adoption is permitted.

The Company expects the standard will have a material impact on the Company’s consolidated balance sheets but will not have a material impact on the consolidated statements of operations. The most significant impact will be the recognition of right of use assets and lease liabilities for operating leases. In connection with the adoption of the new lease accounting standard, the Company has completed scoping reviews and continues to make progress implementing new processes, systems, accounting policies and internal controls relevant to the standard. We anticipate adopting this standard on January 1, 2019 using the prospective adoption approach and electing the practical expedients allowed under the standard.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Finished goods	$37,801	$33,050
Component parts	3,773	4,025
Work-in-process	47	96
	$41,621	$37,171

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Computer equipment and software	$5,137	$5,030
Manufacturing tooling and test equipment	4,297	4,894
Lab and warehouse equipment	5,692	4,869
Leasehold improvements	5,059	3,960
Furniture and fixtures	4,457	3,698
Other	1,086	1,086
	25,728	23,537
Less: accumulated depreciation	(17,044)	(16,200)
	$8,684	$7,337

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Sales returns and current portion of warranty liability	$2,517	$2,872
Compensation accruals	5,014	5,241
Other accrued liabilities	900	2,722
	$8,431	$10,835

Other long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Deferred revenue	$3,096	$3,143
Warranty	621	600
Other	783	199
	$4,500	$3,942

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

Cash, Cash Equivalents and Marketable Securities

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three and nine months ended September 30,  2018 and 2017, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.

The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category, recorded as cash and cash equivalents or short- or long-term investments as of September 30,  2018 and December 31, 2017 (in thousands):

	September 30, 2018
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$28,687	$—	$—	$28,687	$28,687	$—	$—

Level 1:
Money market funds	5,039	—	—	5,039	5,039	—	—
U.S. government notes	8,958	—	(29)	8,929	—	8,929	—
Subtotal	13,997	—	(29)	13,968	5,039	8,929	—

Level 2:
Corporate bonds	25,755	1	(37)	25,719	—	24,634	1,085
Commercial paper	22,628	—	—	22,628	1,647	20,981	—
Subtotal	48,383	1	(37)	48,347	1,647	45,615	1,085
Total	$91,067	$1	$(66)	$91,002	$35,373	$54,544	$1,085

	December 31, 2017
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$24,367	$—	$—	$24,367	$24,367	$—	$—

Level 1:
Money market funds	5,394	—	—	5,394	5,394	—	—
U.S. government notes	9,060	—	(13)	9,047	—	4,098	4,949
Subtotal	14,454	—	(13)	14,441	5,394	4,098	4,949

Level 2:
Corporate bonds	24,943	—	(49)	24,894	—	17,805	7,089
Commercial paper	22,154	—	—	22,154	—	22,154	—
Subtotal	47,097	—	(49)	47,048	—	39,959	7,089
Total	$85,918	$—	$(62)	$85,856	$29,761	$44,057	$12,038

As of September 30,  2018, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. During the three and nine months ended September 30,  2018 and 2017, the Company did not recognize any significant impairment charges. The Company invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated financial statements for restricted cash, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of the accounts.

Derivative Financial Instruments

The Company has foreign currency exposure related to the operations in the United Kingdom, Canada, Australia, the European Union, as well as other foreign locations. The Company has entered into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of its subsidiaries in the United Kingdom and Australia. The foreign currency derivatives are not designated as accounting hedges. The Company recognizes these derivative instruments as either assets or liabilities in the accompanying condensed consolidated balance sheets at fair value. The Company records changes in the fair value (i.e. gains or losses) of these derivative instruments in the accompanying condensed consolidated statement of operations as other income (expense), net.

The Company settles its foreign exchange contracts on the last day of every month and enters into a new forward contract for the next month. As a result, there are no assets or liabilities recorded in the accompanying condensed consolidated balance sheets related to derivative instruments as of September 30,  2018.

The following table shows the pre-tax income (losses) of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Income Statement Location	2018	2017	2018	2017
Foreign exchange forward contracts	Other income (expense), net	$64	$(501)	$10	$(1,433)

4. Acquisitions

ihiji Acquisition

On December 22, 2017, the Company acquired the intellectual property and key operating assets of ihiji, a provider of remote management services for technical integrators servicing connected home customers. Total consideration transferred for this acquisition was immaterial. The majority of the consideration transferred was allocated to a developed technology intangible asset. In accordance with the purchase agreement, a portion of the purchase price was withheld at the acquisition date to cover any of the sellers’ post-closing obligations and was subsequently distributed to the shareholders during the second quarter of 2018.

Acquisition of Triad Holdings, Inc.

On February 27, 2017, the Company entered into a definitive agreement to acquire Triad Holdings, Inc., (“Triad Holdings”), along with its wholly owned subsidiary Triad Speakers, Inc. (“Triad Speakers” and together with Triad Holdings “Triad”) through the purchase of all the outstanding shares of common stock of Triad for a purchase price of $9.2 million, which included cash acquired of $0.3 million. In accordance with the purchase agreement, $1.4 million of the purchase price was to be held for up to 18 months from the acquisition date to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise (the “Holdback”).  Due to customary working capital adjustments after the acquisition date, the Holdback was reduced to $1.1 million and was subsequently distributed during the third quarter of 2018.

The Company determined the Triad acquisition was not a significant acquisition under Rule 3-05 of Regulation S‑X.

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2017	$21,867
Measurement period adjustments	(37)
Foreign currency translation adjustment	(232)
Balance at September 30, 2018	$21,598

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed.

Amortizable Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of September 30,  2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$17,428	$(9,281)	$8,147
Customer relationships	12,009	(3,677)	8,332
Trademark/trade name	6,776	(1,293)	5,483
Non-competition agreements	295	(295)	—
Total intangible assets	$36,508	$(14,546)	$21,962

	December 31, 2017
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$19,626	$(8,914)	$10,712
Customer relationships	12,009	(2,556)	9,453
Trademark/trade name	6,776	(869)	5,907
Non-competition agreements	295	(286)	9
Total intangible assets	$38,706	$(12,625)	$26,081

The weighted average amortization period for developed technology, customer relationships, and trademarks/trade names is 6.9 years, 8.4 years, and 12.0 years, respectively; and 7.3 years for all amortizable intangible assets in total.

The Company recorded amortization expense during the three and nine month periods ended September 30,  2018 and 2017 for these intangible assets as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$888	$802	$2,733	$2,367
Research and development	17	50	63	145
Sales and marketing	496	482	1,490	1,373
Total amortization of intangible assets	$1,401	$1,334	$4,286	$3,885

Amortization of finite lived intangible assets as of September 30,  2018 for the next five years is as follows (in thousands):

Amount
Remainder of 2018	$1,366
2019	5,593
2020	4,611
2021	2,256
2022	2,093
Thereafter	6,043
$21,962

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

Control4 will be assessed an unused revolving line facility fee of 0.25% in any quarter wherein the amount of advances under the New Credit Facility is less than $15.0 million. As of September 30,  2018, Control4 had no outstanding borrowings under the revolving credit facility.

The 2018 Loan Amendment contains various restrictive and financial covenants, and the Company was in compliance with each of these covenants as of September 30,  2018.

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

The adoption of ASC 606 impacted the Company’s previously reported results as follows (in thousands, except share data):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017			2017
	As previously reported	ASC 606 adjustment	As adjusted	As previously reported	ASC 606 adjustment	As adjusted
Revenue	$64,742	$(159)	$64,583	$176,386	$(343)	$176,043
Income tax expense (benefit)	93	(8)	85	(2,441)	(18)	(2,459)
Net income	5,185	(151)	5,034	9,921	(325)	9,596
Basic earnings per share	$0.21	$(0.01)	$0.20	$0.40	$(0.01)	$0.39
Diluted earnings per share	$0.19	$—	$0.19	$0.38	$(0.02)	$0.36

	December 31, 2017
	As previously reported	ASC 606 adjustment	As adjusted
Other assets	$1,576	$42	$1,618
Current portion of deferred revenue	2,311	2,227	4,538
Other long-term liabilities	882	3,060	3,942
Stockholders’ equity	174,773	(5,245)	169,528

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

Disaggregated Revenue

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. There was no single foreign country that accounted for more than 10% of total revenue for the three and nine months ended September 30, 2018 and 2017. The following table sets forth revenue from the  United States,  Canada and all other international dealers and distributors combined (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue-United States	$49,780	$44,728	$139,021	$122,751
Revenue-Canada	5,812	5,386	16,714	14,882
Revenue-all other international sources	16,002	14,469	44,236	38,410
Total revenue	$71,594	$64,583	$199,971	$176,043
International revenue (excluding Canada) as a percent of total revenue	22%	22%	22%	22%

 Contract Balances

As of September 30, 2018 and December 31, 2017, accounts receivable, net of allowance for doubtful accounts, were $34.2 million and $29.9 million, respectively.

The Company extends credit to some of its dealers and distributors, which consist primarily of small, local businesses. Issuance of credit is based on ongoing credit evaluations by the Company of dealers’ and distributors’ financial condition and generally requires no collateral. Trade accounts receivable are recorded at the invoiced amount and do not generally bear interest. The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance is based upon the creditworthiness of the Company’s dealers and distributors, the dealers’ and distributors’ historical payment experience, the age of the receivables and current market and economic conditions. Provisions for potentially uncollectible receivables are recorded in sales and marketing expenses. The Company writes off accounts receivable balances to the allowance for doubtful accounts when it becomes likely that they will not be collected.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

Allowance
Balance at December 31, 2017	$1,147
Provision	760
Write-offs	(365)
Balance at September 30, 2018	$1,542

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

Deferred revenue is comprised mainly of unearned revenue related to subscription services as well as revenue deferred on the sale of solution products for software updates and technical support. The following table presents the changes in deferred revenue for the nine months ended September 30, 2018 (in thousands):

Deferred Revenue
Balance at December 31, 2017	$7,682
Deferred revenue	6,253
Recognition of deferred revenue	(5,718)
Balance at September 30, 2018	$8,217

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but not recognized revenue was $9.1 million as of September 30, 2018, of which the Company expects to recognize approximately 42% of the revenue over the next 12 months and the remainder over a period of three to four years.

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

A summary of stock option activity for the nine months ended September 30,  2018 is presented below:

			Weighted
			Average
	Shares Subject	Weighted	Remaining
	to Options	Average	Contractual
	Outstanding	Exercise Price	Life (Years)
Balance at December 31, 2017	2,069,802	12.13
Exercised	(942,665)	11.38
Expired	(2,809)	5.72
Forfeited	(5,048)	13.42
Balance at September 30, 2018	1,119,280	12.77

Exercisable options at September 30, 2018	1,031,009	12.93	4.7
Vested and expected to vest at September 30, 2018	1,119,280	12.77	4.9

The following table summarizes information about stock options outstanding and exercisable at September 30,  2018:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$4.89	-	7.49	6.12	315,730	2.8	309,965	2.7
$8.16	-	12.93	10.51	287,084	5.5	228,793	5.3
$12.98	-	19.56	15.60	284,397	6.1	260,182	6.1
$20.91	-	22.92	21.15	232,069	5.4	232,069	5.4
				1,119,280		1,031,009

For the stock option awards vested during the three and nine months ended September 30,  2018, the total fair value was $0.4 million and $1.6 million, respectively.  The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

	For the Nine Months Ended
	and as of September 30,
	2018	2017
Options Exercised	$18,077	$8,927
Options Exercisable	22,068	39,360
Options Vested and Expected to Vest	24,130	45,152

Restricted stock units

A summary of restricted stock unit activity for the nine months ended September 30,  2018 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2017	1,290,660	$9.75
Awarded	461,350	28.46
Vested	(743,514)	10.04
Forfeited	(53,880)	11.18
Non-vested balance at September 30, 2018	954,616	18.49

During the nine months ended September 30,  2018,  743,514 restricted stock units vested of which 242,531 shares were withheld for tax purposes resulting in the issuance of 500,983 shares of common stock.

Company Matching Contribution to our 401(k) Plan

The Company offers a 401(k) Plan and in November 2016, the Company’s Board of Directors authorized a matching contribution by the Company starting in 2017. Matching contributions are as follows: the Company will match 100% of the first 1% of salary contributed by a participant, and 50% of the next 5% of salary contributed by a participant, for a maximum matching contribution of 3.5% of the salary of a participant up to the limit on contributions imposed by the Internal Revenue Service (“IRS”).  Currently, the Company funds its match in contribution with shares of Control4’s common stock.  During the nine months ended September 30,  2018, the Company contributed 30,482 shares of stock to employees under this plan and recorded $1.1 million of expenses associated with this contribution.

Stock-based compensation expense

Total stock-based compensation expense has been classified as follows in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$59	$66	$182	$185
Research and development	1,115	1,031	3,233	3,210
Sales and marketing	941	883	2,877	2,831
General and administrative	1,314	1,048	3,793	2,965
Total stock-based compensation expense	$3,429	$3,028	$10,085	$9,191

At September 30,  2018, there was $1.0 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 0.5 years. At September 30,

2018, there was $13.4 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 1.8 years if all vesting conditions are met.

9. Share Repurchases

In February 2018, the Company’s Board of Directors authorized the repurchase of up to $20.0 million in Control4 common stock from time to time on the open market. During the nine months ended September 30, 2018, the Company repurchased 600,000 shares for $16.0 million compared to 119,007 shares for $1.8 million in the same period in 2017.

In October 2018, the Company’s Board of Directors authorized the expansion of the repurchase program providing approval for the Company to repurchase an additional $20 million in Control4 common stock from time to time on the open market until December 31, 2019. As a result, the Company has $24.0 million remaining under the share repurchase program.

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

During the three and six months ended June 30, 2018, the Company recorded the federal income tax impact of the one-time mandatory transition tax on unrepatriated foreign earnings resulting in a one-time deferred tax expense of $0.4 million. As anticipated, the Company fully offset the one-time deferred tax expense with a corresponding reduction to the valuation allowance of $0.4 million. During the three and nine months ended September 30, 2018, the Company recorded an additional $0.1 million expense for the transition tax on unrepatriated foreign earnings due to new regulations the Treasury Department issued during the third quarter.  This additional expense was also fully offset by a corresponding reduction in the valuation allowance of $0.1 million. The total impact of the one-time mandatory transition tax on unrepatriated foreign earnings reduced the Company’s net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes by $2.2 million, from $66.7 million to $64.5 million at December 31, 2017.

The financial statements for the three and nine months ended September 30, 2018 do not reflect the impact of certain aspects of the Tax Act as the Company did not have the necessary information available, prepared, or analyzed in sufficient detail to determine an actual or provisional amount for the tax effects of the Tax Act. Although the Company completed its accounting for the federal income tax impact of the one-time tax on unrepatriated foreign earnings as of September 30, 2018, it was not able to complete the accounting for state income tax items related to this one-time tax. As a result, no provisional amounts have been recorded for the state tax impact of the one-time tax. Additionally, the Company is still evaluating the unrecognized deferred tax liability related to investment in foreign subsidiaries that will remain indefinitely reinvested subsequent to the one-time transition tax. The Company anticipates that this will not impact tax expense, as the Company intends to continue indefinitely reinvesting its unremitted foreign earnings in Australia and the U.K.

During the three and nine months ended September 30, 2018, the Company concluded a U.S. federal income tax examination with the IRS for the tax years ended December 31, 2015 and December 31, 2016.  The examination resulted in reductions to U.S. federal NOL carryovers of $0.6 million.  The Company recognized a deferred tax expense of $0.1 million as a result of the IRS exam, which was offset by a corresponding reduction in the valuation allowance and a deferred tax benefit of $0.1 million, for a net tax impact of $0.

The Tax Act also creates a new requirement on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries. The GILTI provisions require foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s assets to be included in the Company’s U.S. income tax return. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company is estimating a taxable income inclusion related to GILTI for the three and nine months ended September 30, 2018 and has made the election to account for GILTI as a component of current taxes incurred rather than as a component of deferred taxes.

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

Income tax expense was $0.1 million for the three months ended September 30, 2018, compared to $0.1 million for the three months ended September 30, 2017, or approximately 1% and 2% of income before income taxes, respectively. Income tax expense was $0.1 million for the nine months ended September 30, 2018 compared to income tax benefit of $2.5 million for the nine months ended September 30,  2017, or approximately 1% and 34% of income before taxes, respectively. The effective tax rate for the three and nine months ended September 30, 2018 differs from the U.S. federal statutory rate of 21% primarily due to the domestic valuation allowance offsetting most of the statutory rate. The rate is increased by foreign income taxes, state income taxes or taxes in states for which net operating loss carryforwards are not available, and the impact of incentive stock options as well as other permanent differences. As of December 31, 2017, the Company’s NOL carryforward amounts for U.S. federal income and state tax purposes were $63.9 million and $67.8 million, respectively. The NOL carryforwards will expire between 2020 and 2037. In addition to the NOL carryforwards, as of December 31, 2017, the Company had U.S. federal and state research and development credit carryforwards of $6.6 million and $2.8 million, respectively, which will expire between 2018 and 2034.

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

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, China, Germany, India and

Serbia. We are subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. We are no longer subject to income tax examinations for the following jurisdictions and years: federal, for years before 2015; state and local, for years before 2013; or foreign, for years before 2012. However, federal net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

11. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space under operating leases that expire between 2019 and 2025. The terms of the leases include periods of free rent, options for the Company to extend the leases (three to five years) and increasing rental rates over time. The Company recognizes rental expense under these operating leases on a straight-line basis over the lives of the leases and has accrued for rental expense recorded but not paid.

Rental expense was approximately $1.0 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $2.7 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Future minimum rental payments required under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of September 30, 2018 (in thousands):

Remainder of 2018	$1,166
2019	4,860
2020	4,598
2021	2,391
2022	866
Thereafter	1,313
$15,194

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through August 2019 totaling approximately $54.2 million as of September 30, 2018.

Indemnification of Directors and Officers

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these agreements as of September 30, 2018, as there were no outstanding claims.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2018, and our condensed consolidated financial statements and the notes thereto included elsewhere in this document, as well as other documents we file with the SEC from time to time. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items including without limitation statements about the anticipated effect of any acquisitions on our business or financial performance; any statements of the plans, strategies and objectives of management for future operations or growth; factors that may affect our operating results; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends or market opportunities and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report, and the risks discussed in our other SEC filings.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report and not give undue reliance to these forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements, except as required by law.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our business in order to provide context for the remainder of the MD&A.
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

•

Contractual Obligations and Off-Balance Sheet Arrangements. An overview of our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of September 30, 2018, including an expected payment schedule.

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

Consumers purchase our smart solutions from our worldwide network of certified independent dealers, distributors, and retailers. These dealers, distributors and retailers design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security, network management and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, distributors and retailers as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, primarily related to products installed in hotels, which is excluded from our calculation of Core revenue as well as certain specialty display products and associated installation sales in Australia. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be project-based and uneven from period to period. During the nine months ended September 30, 2018, over 4,440 active direct dealers were authorized to sell and install the full Control4 line of products in the United States, Canada, the United Kingdom, Australia, China, Germany and  57 other countries, and 32 distributors were authorized to cover an additional 44 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, and billing for dealers in each of those countries. We have approximately 980 additional active dealers and 16 distributors that are currently authorized to sell only our Pakedge and Triad product lines.

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

Over the past five years, we have experienced double-digit annual growth in Core revenue. Our Core revenue growth during that period has been the result of a combination of the net addition of new independent dealers and distributors to our sales channels, an increase in the number of projects performed by our existing network of independent dealers and distributors, and the addition of new products developed internally and acquired through business combinations. We believe our ability to grow our core sales channel has been enhanced through product innovation, expansion of our product offerings and helping our independent dealers and distributors grow their business. Some recent developments that we believe may enhance our offerings and help drive growth include, but are not limited to, the following:

•

Added BakPak remote management capability to all Pakedge WK and WX access points, as well as PowerPak power distribution units, allowing our Dealers to easily reboot their customers’ devices, update firmware, or change WiFi passwords remotely;

•

Released OS 2.10.4, featuring expanded music streaming service integration with Amazon Music and Deezer HiFi as well as added hands-on personalization choices for homeowners with our “When >> Then” automation;

•

Released Intercom Anywhere, a modern video doorbell enabling homeowners to see and communicate with visitors at the front door, whether they’re home or away, in addition to allowing the homeowner to see who’s at the door prior to answering;

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

•

Introduced our new CA-1 controller, an entry level controller for projects that only include lighting, temperature control, and security integration, and do not require additional entertainment features found in our EA series of controllers; and

•

Launched an extensive line of Triad high-resolution multi-room audio products featuring a single-zone streaming amplifier, a power amplifier, and two audio matrix switches, designed to deliver high-resolution audio in every corner of the home, from the source to the listener’s ears.

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

Our open platform makes it easy for a broad community of original equipment manufacturer partners to participate in our smart home ecosystem, which includes over 12,500 drivers and approximately 5,800 Simple Device Discovery Protocol enabled (“SDDP”-enabled) products, compared to 3,300 SDDP-enabled products reported in Q1 2018.  The increase in SDDP-enabled products is due to the implementation and shipment of hundreds of new SDDP-enabled television models worldwide by manufacturers such as LG, Samsung and Sony. We believe that these and other companies are increasingly recognizing the value of including SDDP with their new releases to simplify integration of their products into Control4 installations. Our broad ecosystem, which includes audio, video, lighting, temperature, network, security and communication device categories, gives consumers flexibility to integrate nearly any connectable device into their smart home. In addition, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest product innovations and allows our smart home platform to grow alongside emerging technologies to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

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

•

Optimizing and Expanding Our North America Dealer Network. We intend to continue to optimize the performance of and expand our network of dealers in North America to ensure that we have geographic coverage and technical expertise to address our existing markets and new markets into which we plan to expand. We continue to work with all appropriately qualified dealers to explore our home control, networking, and audio solutions, and we continue to cross-train and cross-certify dealers in accordance with our existing standards of technical proficiency and business practices.

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

Key Operating and Financial Metrics

We use the following key operating and financial metrics to evaluate and manage our business.

North America Direct Dealers(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Authorized dealers at the beginning of the period	3,280	3,085	3,174	2,994
Additions	90	69	254	233
Terminations	(14)	(15)	(72)	(88)
Authorized dealers at the end of the period	3,356	3,139	3,356	3,139

Number of active dealers(2)	3,217	3,019	3,217	3,019
Active dealers as a % of authorized dealers(2)	96%	96%	96%	96%

International Direct Dealers(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Authorized dealers at the beginning of the period	1,410	1,242	1,315	1,147
Additions	59	61	183	178
Terminations	(7)	(20)	(36)	(42)
Authorized dealers at the end of the period	1,462	1,283	1,462	1,283

Number of active dealers(2)	1,226	1,148	1,226	1,148
Active dealers as a % of authorized dealers(2)	84%	89%	84%	89%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Number of controllers sold	31,017	26,814	83,301	74,297
Core revenue growth	12%	17%	14%	17%
International core revenue as a percentage of total revenue	22%	22%	22%	21%

(1)

These dealer figures only include dealers authorized to sell and install the full Control4 line of products and exclude the approximately 980 dealers that are currently authorized to sell only the Pakedge and Triad line of products.

(2)	An “active dealer” is an authorized dealer that has placed an order with us in the trailing 12-month period.

Number of North America and Direct International Dealers

Because our dealers promote, sell, install and support our products, a broader dealer network allows us to reach more potential consumers across more geographic regions. We expect our dealer network to continue to grow, both in North America and internationally. While we have historically focused on dealers affiliated with CEDIA, our sales team focus includes adding new dealers outside of CEDIA, including non-traditional A/V dealers, electrical contractors, and security system installers.

Strengthening our worldwide dealer channel through business and installation tools, education programs, and new dealer recruitment also remains an ongoing priority. Our goal is to continuously increase our dealers’ productivity and growth. Enabling our dealers to increase productivity will ultimately drive our revenue growth.

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

As a result of our traditional efforts to expand our channel, the number of active international dealers for our full Control4 line of products increased 7% from September 30, 2017 to September 30, 2018, and we saw an increase of 7% in the number of active North American direct dealers during the same period.

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

In February 2018, we released our CA-1 controller, which is designed for entry-level projects for homeowners interested in lighting, temperature control, and security. Our Entertainment and Audio (“EA”) and Controller and Automation (“CA”) controllers, together, better address a broad range of solutions from simple single room projects to large, elegant whole-home deployments. Our EA-1 and CA-1 controllers broaden the addressable market for our solutions by providing single-room and lower cost solutions which typically involve more narrowly defined use cases with fewer connected devices. During the nine months ended September 30,  2018,  24% of the Control4 automation projects our dealers sold were single-room or low-cost projects consisting only of a controller or controller paired with a remote.

During the three and nine months ended September 30, 2018, we sold 31,017 and 83,301 controllers, respectively, compared to 26,814 and 74,297 controllers sold in the same period in 2017, respectively, an increase of 16% and 12%, respectively.

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

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
North America Core Revenue	$54,030	$48,601	$152,087	$135,074
International Core Revenue	15,815	13,973	43,756	37,308
Other Revenue	1,749	2,009	4,128	3,661
Total Revenue	$71,594	$64,583	$199,971	$176,043
North America Core Revenue as a % of Total Revenue	75%	75%	76%	77%
International Core Revenue as a % of Total Revenue	22%	22%	22%	21%

North America Core revenue increased $5.4 million, or 11%, and $17.0 million, or 13%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. International Core revenue increased $1.8 million, or 13%, and $6.4 million, or 17%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Targeted International Regions (1)	$12,298	$10,692	$35,549	$29,258
Other International Regions	3,517	3,281	8,207	8,050
Total International Core Revenue	$15,815	$13,973	$43,756	$37,308

(1) Serviced by our offices in the United Kingdom, Germany, Australia, China, and India.

International Core revenue in the targeted international regions grew 15% and 22% during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, while International Core revenue in the other international regions increased 7% and 2% during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

Improvements in foreign currency exchange rates and general economic conditions in our targeted international regions have generally contributed to an increase in revenue for the three and nine months ended September 30, 2018 compared to the same periods in 2017. A higher percentage of sales were made direct-to-dealer in our other international regions during the three months ended September 30, 2018 compared to the same period in

2017. The revenue growth in our other international regions was negatively impacted by ownership changes and unfavorable geo-political conditions during the first half of 2018.

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

In addition, in conjunction with our acquisition of Triad in 2017, we were required to record acquired inventory at fair value, as determined under ASC 805, Business Combinations, resulting in a step-up in the inventory value. Such step-up is recorded through cost of goods sold when the specific inventory is sold, resulting in a negative impact to our gross margin. Also, cost of goods sold includes ongoing, periodic amortization of the acquired technology.

Gross margin for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gross margin	$37,110	$33,063	$104,211	$89,471
Percentage of revenue	51.8%	51.2%	52.1%	50.8%

As a percentage of revenue, our gross margin was 51.8% and 52.1% for the three and nine months ended September 30, 2018, respectively, compared to 51.2% and 50.8% for the same periods in 2017, respectively. The increase in gross margin was primarily due to favorable fluctuations in exchange rates in markets where we sell our products in the local currency, lower programmatic price reductions, and an increase in 4Sight subscriptions due to enabling end customers with the ability to self-renew their subscriptions online.

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

Beginning in the second quarter of 2018, we began making incremental investments in our global fulfillment centers to accommodate growth and improve delivery times to our dealers, which will moderate our gross margin improvements during the remainder of 2018 but should enable us to continue to scale and improve gross margins in future years. These expenses will continue to increase during the fourth quarter as we begin shipping out of our new domestic east coast fulfillment center.

Recently, the U.S. government announced new tariff rules on goods imported from China. The first of these new tariffs went into effect on July 6 and August 23, 2018 for certain classes of imported goods, while further tariffs are currently under consideration. During the fourth quarter of 2018, we expect to absorb the impact of the currently announced new tariffs. We will continue to monitor developments and changes to import tariffs so that we can plan and address these developments and changes, as well as explore all options to reduce the impact of any further rule changes.

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

Research and development expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$11,144	$10,347	$32,595	$30,246
Percentage of revenue	16%	16%	16%	17%

Research and development expenses increased $0.8 million, or 8%, and $2.3 million, or 8%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in absolute dollars primarily relates to personnel costs, which in part can be attributed to increased headcount from our recent business acquisitions as well as support for existing product lines and ongoing innovations, as well as product development, tooling and contract labor costs.

Our research and development expenses both as a percentage of revenue and in absolute dollars fluctuate depending on our investments in the development of new solutions. For example, the timing of new hardware releases and the expense associated with prototyping, beta testing and compliance and regulatory fees can have an impact on total research and development expenses from period to period.

For the remainder of 2018, we expect research and development expenses to increase year over year in absolute dollars, as we continue to invest in new product development to drive future revenue growth, but to remain flat or decrease slightly as a percentage of revenue.

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

Sales and marketing expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales and marketing	$13,520	$12,692	$38,608	$36,082
Percentage of revenue	19%	20%	19%	20%

Sales and marketing expenses increased $0.8 million, or 7%, and $2.5 million, or 7%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in absolute dollars primarily relates to increased personnel costs, which can be attributed to expanding our support for our growing channel including additional staffing to support marketing and sales services provided on behalf of our dealers, as well as credit card processing fees associated with revenue growth and offsite events related to the release of the CA-1 controller.

We expect our sales and marketing expenses to increase year over year in absolute dollars as we work to grow our global sales channels, but to decrease slightly as a percent of revenue in future periods.

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

General and administrative expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
General and administrative	$6,913	$5,109	$19,534	$16,413
Percentage of revenue	10%	8%	10%	9%

General and administrative expenses increased $1.8 million, or 35%, and $3.1 million, or 19%, in the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in absolute dollars for the three and nine months ended September 30, 2018 primarily relates to personnel costs, including non-cash stock compensation expense, and professional fees, including costs associated with revised customs tariff rules and the audit of internal controls as we transition from being an “emerging growth company” as defined in the JOBS Act as of December 31, 2018.

We expect our general and administrative expenses to increase year over year in absolute dollars as a result of growth in the business, increasing facilities costs associated with our various offices throughout the world, incremental professional fees related to the audit of internal controls, and increases in administrative expenses and fees that typically occur over time.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income tax expense (benefit)	$67	$85	$112	$(2,459)
Percentage of revenue	0%	0%	0%	1%

We recognized income tax expense of $0.1 million and $0.1 million, or approximately 1% and 1% of income before income taxes, for the three and nine months ended September 30, 2018, respectively, compared to income tax expense of $0.1 million and income tax benefit of $2.5 million, or approximately 2% and 34% of income before income taxes, for the three and nine months ended September 30, 2017, respectively. The effective tax rate differs from the U.S. federal statutory rate of 21% in 2018 and 35% in 2017 primarily due to the domestic valuation allowance offsetting most of the statutory rate, partial reversal of the valuation allowance due to the deferred tax liabilities that were recorded as part of the Triad acquisition in 2017, state income taxes, foreign income taxes, and tax credits related to the exercise of incentive stock options.

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

Liquidity and Capital Resources

Primary Sources of Liquidity

As of September 30, 2018, we had $91.2 million in unrestricted cash and cash equivalents and net marketable securities, an increase of $5.1 million from December 31, 2017. The overall change in cash and cash equivalents and net marketable securities was primarily due to the following:

•	We generated $22.0 million in cash from operations during the period;

•	We received $10.7 million in proceeds from the exercise of options for common stock;

•

In February 2018, our Board of Directors authorized the expansion of the repurchase program providing approval to repurchase up to $20 million in Control4 common stock from time to time on the open market; and in October 2018, the Board of Directors amended this amount by an additional $20 million and extended the repurchase period to December 31, 2019. For the nine months ended September 30, 2018, we have repurchased a total of 600,000 shares for approximately $16.0 million;

•	We made $6.4 million in payments for withholding taxes in lieu of issuing an additional 242,531 shares related to the net share settlement of restricted stock units that lapsed during the period;

•	We made capital purchases of approximately $3.9 million; and

•	We paid the $1.1 million Holdback to Triad in accordance with the purchase agreement.

We invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The maturities of our long-term investments range from one to two years, with the average maturity of our investment portfolio less than one year. Cash equivalents and marketable securities are comprised of money market and other funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by municipalities in the United States., corporate securities, and asset-backed securities.

The following table shows selected financial information as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$35,373	$29,761
Investments, net(1)	55,779	56,254
Accounts receivable, net	34,157	29,925
Inventories	41,621	37,171
Working capital	130,533	104,529

(1) Includes accrued investment balances not included in the investments line items on the condensed consolidated balance sheet.

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at September 30, 2018 has increased by $4.2 million, or 14%, since December 31, 2017, due to our revenue growth. Furthermore, inventory has increased by $4.5 million from December 31, 2017 to September 30, 2018. The increase in inventory was due primarily to normal inventory buildup associated with revenue growth and the introduction of new products.

We have an asset-based, revolving credit facility of $40.0 million and at September 30, 2018 we had no outstanding borrowings under the credit facility.

We believe that our existing cash and cash equivalents, as well as our borrowing capacity on our revolving credit facility, will be sufficient to fund our operations for at least the next 12 months.

Cash Flow Analysis

A summary of our cash flows for the nine months ended September 30, 2018 and 2017 is set forth below (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Unrestricted and restricted cash and cash equivalents at the beginning of the period	$30,034	$35,060
Net cash provided by operating activities	21,988	15,389
Net cash used in investing activities	(4,513)	(26,826)
Net cash (used in) provided by financing activities	(11,719)	4,878
Effect of exchange rate changes on cash and cash equivalents	(153)	397
Net change in cash and cash equivalents	5,603	(6,162)
Unrestricted and restricted cash and cash equivalents at the end of the period	$35,637	$28,898

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash provided by operating activities of $6.6 million during the nine months ended September 30, 2018 compared to the same period in 2017 is due to the differences in working capital account changes such as accounts receivable, inventory, accounts payable, and accrued liabilities partially offset by net income after adjusting for the non-cash effects of the amortization of intangible assets and tax benefits recorded in 2017 from business acquisitions.

Investing Activities

Cash used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, business acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities decreased to $4.5 million in 2018 from $26.8 million in 2017. The year-over-year decrease in cash used in investing activities is due to cash used for business acquisitions in 2017.

Financing Activities

Financing cash flows consist primarily of the repurchase of common stock on the open market, proceeds from the exercise of options to acquire common stock, and tax payments related to the net share settlement of restricted stock units.

During the nine months ended September 30, 2018, we repurchased 600,000 shares of our stock in the open market for $16.0 million compared to 119,007 shares for $1.8 million in the same period in 2017.

During the nine months ended September 30, 2018 and 2017, we received proceeds of $10.7 million and $11.3 million, respectively, from the exercise of options to purchase common stock.

During the nine months ended September 30, 2018 and 2017, we made withholding tax payments of $6.4 million and $4.6 million, respectively, related to the net share settlement of restricted stock units that lapsed during the period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$37,110	$33,063	$104,211	$89,471
Stock-based compensation expense in cost of revenue	59	66	182	185
Amortization of intangible assets in cost of revenue	888	802	2,733	2,367
Acquisition-related costs in cost of revenue	—	37	—	165
Non-GAAP gross margin	$38,057	$33,968	$107,126	$92,188
Revenue	$71,594	$64,583	$199,971	$176,043
Gross margin percentage	51.8%	51.2%	52.1%	50.8%
Non-GAAP gross margin percentage	53.2%	52.6%	53.6%	52.4%

Reconciliation of Income (Loss) from Operations to Non-GAAP Income (Loss) from Operations:
Income (loss) from operations	$5,533	$4,915	$13,474	$6,730
Stock-based compensation expense	3,429	3,028	10,085	9,191
Amortization of intangible assets	1,401	1,334	4,286	3,885
Acquisition-related costs	—	17	16	446
Non-GAAP income (loss) from operations	$10,363	$9,294	$27,861	$20,252
Revenue	$71,594	$64,583	$199,971	$176,043
Operating margin percentage	7.7%	7.6%	6.7%	3.8%
Non-GAAP operating margin percentage	14.5%	14.4%	13.9%	11.5%

Reconciliation of Net Income (Loss) to Non-GAAP Net Income:
Net income (loss)	$5,711	$5,034	$13,317	$9,596
Stock-based compensation expense	3,429	3,028	10,085	9,191
Amortization of intangible assets	1,401	1,334	4,286	3,885
Acquisition-related costs	—	17	16	(1,969)
Non-GAAP net income (loss) (1)	$10,541	$9,413	$27,704	$20,703
Non-GAAP net income (loss) (1) per common share:
Basic	$0.40	$0.38	$1.06	$0.84
Diluted	$0.38	$0.35	$1.01	$0.78
Weighted-average number of shares:
Basic	26,397	25,050	26,116	24,551
Diluted	27,671	27,122	27,489	26,393

(1) Excludes the calculated effect of non-GAAP adjustments on income tax expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2018, respectively.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in SEC Regulation S-K- 303(a)(4)(ii).

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily purchase commitments and non-cancellable operating leases.

Our contractual cash obligations as of September 30, 2018 are as follows:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating lease obligations	15,194	4,853	7,940	1,612	789
Purchase commitments	54,164	54,164	—	—	—
Total contractual obligations	$69,358	$59,017	$7,940	$1,612	$789

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of September 30,  2018, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.2 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

New entrants may be successful in penetrating the home automation market, which may reduce our market share and harm our growth and future prospects.

Given the growth potential of the market, we expect there may be many new entrants in the future. To the extent these providers are able to develop more affordable or attractive products or otherwise compete with our solutions across any of our target demographics, our growth may be constrained and our business could suffer.

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability.

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of September 30, 2018, we had an accumulated deficit of $58.9 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not continue to grow to offset any increased expenses, we will not continue to be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. Our net income for the years ended December 31, 2016 and 2017 was $13.0 million and $16.0 million, respectively, but we may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays in manufacturing and selling our products and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our profitability will be harmed and our stock price may fall.

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

•	Demand for and market acceptance of our solutions;

•	Our ability to continue to develop and maintain relationships with productive independent dealers and distributors and incentivize them to continue to market, sell, install and support our solutions;

•	The ability of our contract manufacturers to continue to manufacture high-quality products, and to supply sufficient products to meet our demands;

•	The timing and success of acquisitions, new product introductions or upgrades by us or by our competitors;

•	The strength of regional, national and global economies;

•	The strength of the U.S. dollar relative to other currencies and the impact this has on dealer and distributor margins and their ability to competitively sell our products to consumers;

•	The impact of harsh seasonal weather, natural disasters or manmade problems such as terrorism;

•	Changes in our business and pricing policies, or those of our competitors;

•	Competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	The impact of seasonality on our business;

•	A systemic impairment or failure of one or more of our products that erodes dealer and/or end user confidence;

•	Changes in applicable tax and tariff rates;

•	Political or regulatory changes in the markets in which we operate;

•	The cost and availability of component parts used in our products;

•	Aggressive business tactics by our competitors, including: selling at a discount, offering products on a bundled basis at no charge, extensive marketing efforts, and providing financing incentives;

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

Substantially all of our revenue is generated through the sales of our solutions by our authorized dealers and distributors. Our dealers and distributors are independent businesses that voluntarily sell our products as well as the products of other companies to consumers. We provide our dealers and distributors with specific training programs to assist them in selling, installing and servicing our products, and we also provide our dealer-network with leads to potential customers which we generate through our internal marketing efforts, but we cannot assure that these steps will be effective. We have observed, and expect to continue to observe, high volatility in the monthly, quarterly and annual sales performance of individual dealers and distributors. Although we can make estimated forecasts of cumulative sales of large numbers of dealers and distributors, we cannot assure their accuracy collectively or individually. Accordingly, we may not be able to reduce or slow our spending quickly enough if our actual sales fall short of our expectations. As a result, we expect that our revenues, results of operations and cash flows may fluctuate significantly on a quarterly basis. We believe that period-to-period comparisons of our revenues, results of operations and cash flows should not be relied upon as an indication of future performance.

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

As of September 30, 2018, we have over 5,420 active direct dealers and 48 distributors authorized to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of mainstream consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain the relationships with our existing dealers and distributors, our business could be harmed.

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

We are working to develop relationships with strategic partners in order to increase awareness of our solutions and to attempt to reach markets that we cannot currently address cost-effectively. If these relationships do not develop in the manner we intend, our future growth could be impacted. Any loss of a major partner or distribution channel or other channel disruption could harm our results of operations and make us more dependent on alternate channels, damage our reputation, increase pricing and promotional pressures from other partners and distribution channels, increase our marketing costs, or harm buying and inventory patterns, payment terms or other contractual terms.

If we do not maintain the compatibility of our solutions with third-party products and applications that our consumers use, demand for our solutions could decline.

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of audio, video, lighting, temperature, and security, and we benefit from our relationships with partners that allow our system to provide integrated and extensible control of over 12,500 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including new and additional products, demand for our solutions could decline and we could lose sales. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

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

Our reliance on contract manufacturers reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. We rely on a limited number of contract manufacturers to manufacture most of our products and components, and in many cases one of these manufacturers is our only source for a particular product or product family. We also do business with a number of component vendors, and the parts they supply may not perform as expected. For the nine months ended September 30, 2018, three contract manufacturers, iLife, RCS and Sanmina, manufactured approximately 51% of our inventory purchases. Most of our contract manufacturers and component vendors are located outside of the United States, and all of them may be subject to political, economic, social, regulatory and legal uncertainties that may harm our relationships with them. If we fail to manage our relationships with our contract manufacturers, component vendors or shipping partners effectively, or if our contract manufacturers, component vendors or shipping partners experience delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products may be impaired and our competitive position and reputation could be harmed. In addition, any adverse change in our contract manufacturers’, component vendors’ or shipping partners’ financial or business condition could disrupt our ability to supply quality products to our dealers and distributors. If we are required to change contract manufacturers, component vendors, or shipping partners we may lose revenue, incur increased costs or damage our relationships, or we might be unable to find a new contract manufacturer or component vendor on acceptable terms, or at all. In addition, qualifying a new contract manufacturer or component vendor could be an expensive and lengthy process. If we experience increased demand that our contract manufacturers or component vendors are unable to fulfill, or if they are unable to provide us with adequate supplies of high-quality products for any reason, we could experience a delay in our order fulfillment, and our business, results of operations and financial condition would be harmed.

Changes in import/export regulatory regimes and duties could negatively impact our business.

In 2018, the United States. implemented a number of new tariffs on the importation of materials, which prompted some affected nations to respond with new tariffs on U.S. exports.  Of particular note, are the recently imposed and proposed tariffs on a number of goods from China.  China has responded by imposing reciprocal tariffs on U.S. exports to China, and both countries have indicated that there could be continued escalation of protectionist policies. These recently enacted tariffs have not had a material impact on our overall production costs and at this point we have opted not to increase the prices of any of our products so as to minimize the impact on sales; however, the international trade landscape is changing, and increased import taxes or duties could negatively impact our cost structures in future periods.  We continue to evaluate the impact of these policies on our supply chain and consider appropriate responses in our sourcing of products and components while exploring certain government affairs initiatives to help shape future policies.  In addition, if any of our products are found to have been misclassified under various tariff codes, we could be subject to higher duties and/or fines.  If the United States or other countries in which we do significant business were to withdraw from or materially modify certain international trade agreements, further change tariff or tax provisions related to the global manufacturing and sales of our products, or otherwise alter regulations impacting our existing business, or if these changes negatively affect us disproportionately to our competitors, our financial condition and results of operations could be adversely affected.

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

The market for home automation and control solutions is evolving, and it is uncertain whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with other solutions, concerns about cost, and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market, and while our solutions target the high end of the market, we also have solutions that target middle- and entry-level home owners, including our EA-1 that is designed to control smaller, single room projects with an entertainment component and the CA-1 controller for smaller projects that only include lighting, comfort, and/or security. Our ability to expand the sales of our solutions to a broader consumer base depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the ability to develop effective relationships with independent dealers and distributors and other strategic partners, the cost and functionality of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to mainstream consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

Our consumers may experience service failures or interruptions due to defects in the software, products, infrastructure, third-party components or processes that comprise our solutions, or due to errors in product installation or servicing by our independent dealers, any of which could harm our business.

Our solutions may contain undetected defects in the software, products, infrastructure, third-party components or processes. If these defects lead to service failures, we could be subject to liability for such failures and we could experience harm to our branded reputation. Such defects could also result in a loss of, or delay in, market acceptance of our solutions, which could harm our business, results of operations and financial condition.

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

Substantially all of our dealer agreements contain provisions limiting our liability to dealers and our consumers in an attempt to reduce this risk. However, in the event of litigation with respect to these matters, we cannot be sure that these limitations will be enforced, and defending a lawsuit, regardless of its merit, could be costly, divert management’s attention, affect our ability to obtain or maintain liability insurance on acceptable terms and could harm our business. In addition, there can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some jurisdictions may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. Although we currently maintain some warranty reserves, we cannot be sure that these warranty reserves will be sufficient to cover future liabilities. Furthermore, we may be required to indemnify our dealers, distributors and other partners against certain liabilities they may incur as a result of defects of our products or third-party intellectual property claims related to our products or other materials we provide to them.

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

We are subject to a variety of laws and regulations that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. Both in the United States and abroad, these laws and regulations constantly evolve and are subject to significant change. In addition, in the United States each state has a separate statutory approach to privacy regulation, and recently states such as California have been very active in pursuing new regulations that are typically more restrictive than other jurisdictions.  The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Continually implementing up-to-date data security tools and procedures and maintaining privacy standards that comply with ever-changing privacy regulations in multiple jurisdictions is challenging. For example, the General Data Protection Regulation (GDPR) in the European Union, which went into effect on May 25, 2018, has not yet been fully interpreted by legal and regulatory bodies, and while we have invested significant resources in compliance efforts, there is no guarantee that our efforts to date will be found to be adequate.

In addition, on July 12, 2016 the European Commission formally adopted the new EU – U.S. Privacy Shield, which provides a safe harbor for the transfer of personal information, by U.S. companies doing business in Europe from the European Economic Area to the United States provided that such U.S. companies self-certify under this framework. We have submitted our self-certification application pursuant to the Privacy Shield, and as part of this self-certification, we have committed to abide by the Privacy Shield principles with respect to any personal information transferred.  However, the Privacy Shield is subject to an annual review by the European Commission, and on July 5, 2018 members of the European Parliament passed a nonbinding resolution calling for the Privacy Shield to be suspended at the European Commission’s next review in September.  Thus far the Privacy Shield has not been suspended, but if it is suspended in the future, we will need to find other ways to lawfully transfer personal data that is required for our business and operations from the EU to the U.S., and there is no guarantee that we will be able to adequately implement such alternative compliance methodologies, such as implementing binding corporate rules, before the suspension goes into effect.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the nine months ended September 30, 2018, we spent $32.6 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

•

Being exposed to unforeseen liabilities and contingencies that were not identified and mitigated during diligence conducted prior to acquiring the company, including but not limited to the risk that the products or services of the acquired company violate third-party intellectual property rights or regulatory standards or contain other vulnerabilities; and

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

As of December 31, 2017, our net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $63.9 million and $67.8 million, respectively. In addition to the NOL carryforwards, as of December 31, 2017, we had U.S. federal and state tax credit carryforwards of $6.6 million and $2.8 million, respectively. While we have generated profits at times in the past, there is no assurance that we will be able to generate sufficient taxable income to utilize our NOLs or tax credits before they expire. Our NOL carryforwards were fully reserved for as of December 31, 2017.

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

Our business is subject to the risks of earthquakes, hurricanes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, hurricane, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Our three largest contract manufacturers, which manufactured 51% of our inventory purchases for the nine months ended September 30, 2018, have manufacturing facilities located in China and Korea. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in those regions may delay or forego purchases of our solutions from dealers and distributors, which may harm our results of operations for a particular period. In addition, acts of terrorism, including cyber terrorism or crime, acts of war, financial crises, trade friction or geopolitical and social turmoil in those parts of the world that serve as markets for our solutions, such as Europe, Asia or elsewhere, could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. These uncertainties may cause our consumers to reduce discretionary spending on their home and make it difficult for us to accurately plan future business activities. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

Health care reform could increase our cost of labor

In March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was signed into U.S. law. The ACA is comprehensive U.S. health care legislation that includes provisions that subject us to potential penalties unless we offer certain employees minimum essential health care coverage that is affordable and provides minimum value. Recent changes, especially the employer mandate and employer penalties that became effective January 1, 2015. In order to comply with the employer mandate provision of the ACA, we offer health care coverage to all applicable employees eligible for coverage under the ACA. Designating employees as eligible is complex, and is subject to challenge by employees and the Internal Revenue Service. While we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may harm our business or reputation. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to the ACA or other legislation or executive orders that repeal and replace in whole or in part the ACA.

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

We have a limited history of marketing, selling, and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 22% of our total revenue for the nine months ended September 30, 2018, and that percentage may grow in the future.  As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

On March 29, 2017, the United Kingdom provided its official notice to the European Council that it intends to leave the European Union, triggering the two-year transitionary period. The long-term nature of the United Kingdom’s relationship with the European Union after Brexit is completed is still unclear and there is considerable uncertainty how the new relationship will be implemented. During this transitionary period, the United Kingdom and the European Union are negotiating processes to unravel all of the existing legal, political and financial frameworks and obligations, and put new structures in place. At this stage, it is uncertain what the final results of these negotiations will be and, given the lack of comparable precedent, it is unclear how Brexit will affect economic conditions in the United Kingdom, the European Union, or globally, and Control4 specifically. Because we have sales throughout the European Union and offices in England and Germany, it is possible that Brexit may require us to restructure some or all of our operations, and depending on what is negotiated, could impair our ability to transact business in other countries in the European Union. In addition, the fluctuation in currencies and market conditions may adversely affect our business, results of operations and financial condition.

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

We have agreed to indemnify our independent dealers, distributors and other partners for certain intellectual property infringement claims regarding our products and other materials we provide to them. As a result, in the case of infringement claims against these dealers, distributors and partners, we could be required to indemnify them for losses resulting from such claims. We expect that some of our dealers, distributors and partners may seek indemnification from us in connection with infringement claims brought against them. We evaluate each such request on a case-by-case basis and we may not succeed in refuting any such claim we believe to be unjustified. If a dealer, distributor or partner elects to invest resources in enforcing a claim for indemnification against us that we believe is unjustified, we could incur significant costs disputing it. If we do not succeed in disputing it, we could face substantial liability.

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

As of September 30, 2018, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 21% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, control or significantly influence most matters related to the management and affairs of our company. Accordingly, this concentration of ownership and managerial authority might harm the market price of our common stock by:

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2018, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

Share Repurchases

In February 2018, the Company’s Board of Directors authorized the repurchase of up to $20.0 million in Control4 common stock from time to time on the open market.. During the three months ended September 30, 2018, the Company repurchased 150,000 shares for $4.9 million.

In October 2018, the Company’s Board of Directors authorized the expansion of the repurchase program providing approval for the Company to repurchase an additional $20 million in Control4 common stock from time to time on the open market until December 31, 2019. As a result, the Company has $24.0 million remaining under the share repurchase program.

			Total	Dollar Value
			Number of	of Shares
			Shares	that May
			Purchased as	Yet Be
	Total		Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Plan
Period	Purchased	Per Share(1)	Plan	(in thousands)
August 1 - August 31, 2018	150,000	$32.71	150,000
	150,000		150,000	$24,043

(1) These amounts include fees and commissions associated with the share repurchase

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	August 30, 2013

3.2	Amended and Restated Bylaws.	S-1	3.4	July 1, 2013

4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	July 18, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: November 2, 2018		CONTROL4 CORPORATION

	By:	/s/ Mark Novakovich
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)