Form 10-K
period 2018-12-31
CONTROL4 CORP
filed 2019-02-11
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and non‑voting common equity held by non‑affiliates of the registrant as of June 30, 2018 was approximately $553.7 million (based on a closing sale price of $24.31 per share as reported for the NASDAQ Global Select Market on June 30, 2018). For purposes of this calculation, shares of common stock held by officers, directors and their affiliated holders and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of February 7, 2019, 26,520,482 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10‑K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

Control4 Corporation

Form 10-K

For Fiscal Year Ended December 31, 2018

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Form 10-K” or “Annual Report”) contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact contained in this Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements include any expectation of earnings, revenues or other financial items including without limitation statements about the accretive effect of any acquisitions; any statements of the plans, strategies and objectives of management for future operations or growth; factors that may affect our operating results; statements related to adding employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements related to product or service adoption and network expansion; statements as to industry trends or market opportunities and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “intends” or the negative of these terms or other comparable terminology. We caution investors that any forward-looking statements are made as of the date they were first issued and are based on management’s beliefs, expectations, and on assumptions made by, and information currently available to, management. Forward-looking statements are subject to risks, assumptions and uncertainties, many of which involve factors or circumstances that are beyond Control4’s control. Control4’s actual results could differ materially from those stated or implied in forward-looking statements due to a number of factors, including but not limited to, those discussed in the section titled “Risk Factors” included in this Form 10-K, as well as other documents that may be filed by the Company from time to time with the SEC. Control4 urges investors to consider these factors carefully in evaluating the forward-looking statements contained in this Form 10-K and not to give any such forward-looking statement any undue reliance.  Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The forward-looking statements included in this Form 10-K represent Control4’s views as of the date of this Form 10-K, and the Company anticipates that subsequent events and developments will cause its views to change. Control4 undertakes no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, unless required by law.

References in this Form 10-K to the “Company,” “Control4,” “we,” “us,” and “our” refer to Control4 Corporation and, where appropriate, its subsidiaries, unless otherwise stated.

"Control4," "Pakedge," “Triad,” “NEEO,” and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I.

ITEM 1.  Business

Overview

Control4 is a leading provider of professionally-installed smart home and business solutions that are designed to personalize and enhance how consumers engage with an ever-changing connected world. Our entertainment, smart lighting, comfort and convenience, safety and security, and networking solutions unlock the potential of connected devices, making entertainment systems easier to use and more accessible, homes and businesses more comfortable and energy efficient, and individuals more connected and secure. Our premium smart home and small business solutions provide consumers with the ability to integrate audio, video, lighting, temperature, security, communications, network management and other functionalities into a unified automation solution, customized to match their lifestyles and business needs. Our advanced software, delivered through our controller and user-interface products together with various cloud services power this customized experience, enabling cohesive interoperability with thousands of connected Control4 and third-party devices.

Consumer need for simplicity and a personalized experience, combined with advances in technology, are driving rapid growth in the connected home market. As the “Internet of Things” shapes the way we live and work, consumers are looking for affordable ways to extend and enhance the interoperability of connected devices in their homes and businesses, driving growth in the automation market.

We were founded in 2003 to deliver a premium home automation solution by enabling consumers to unify their connected devices into a personalized system. We strive to create solutions that enable customers to purchase our products at an accessible and affordable entry point, while offering flexibility to expand to include additional devices, services and features optimized for every type of project, from a single-room all the way to a luxurious, fully-integrated whole-home experience. We believe that our solution is a leader in the professionally-installed home automation market by providing integrated and scalable control of approximately 13,000 third-party devices and services. These devices and services span a broad range of product categories including audio, video, lighting, comfort, security, communications, network management and cloud services. Our platform capabilities provide consumers with solutions that are comprehensive, personalized, flexible, affordable, and easy to use and manage.

Based on our analysis, we estimate that we have automated more than 385,000 homes and businesses representing cumulative sales of more than 779,000 of our controllers, which include our automation software. We sell and deliver our solutions through our worldwide network of over 5,480 active direct dealers and 43 distributors and have solutions installed in 106 countries. In 2018, our top 100 dealers represented 17% of our total revenue and our top 10 dealers represented 4% of our total revenue.

We generated revenue of $272.5 million, $244.2 million and $208.1 million in 2018, 2017 and 2016, respectively. We had net income of $43.8 million, $15.5 million and $12.3 million in 2018, 2017 and 2016, respectively.

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

•

Connectivity.  An advanced networking system with the ability to provide reliable, scalable services for audio and video distribution and cloud-based management services for both the monitoring and repair of wireless and wired automation solutions, provides a foundational layer for home automation;

•

Installation and Configuration.  As the number and types of connected devices continues to grow, the need for local professional consultation, installation and support is essential for a successful home automation experience. We have built a global network of over 5,480 active independent dealers who are certified on our full range of products and receive in-depth training and on-going education and support, enabling them to help consumers develop and install personalized home automation experiences; and

•

Monitoring and Management.  A robust management service platform provides professional integrators with powerful device monitoring and management capability to efficiently and proactively support connected-home customers. Professional integrators receive alerts when performance concerns are detected, and they can remotely identify the root cause and initiate resolution actions remotely. This prompt response and preemptive service is cost-effective and improves the overall satisfaction of automation solutions.

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

The Control4 solution integrates our own devices and thousands of third-party devices and systems into a unified, easy-to-use solution for consumers once it has been installed by one of our authorized professional dealers. As a result, our solution provides the consumer with the following benefits:

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

•

Broad Device Interoperability.  Our open and flexible platform provides consumers with access to a broad universe of third-party devices that become connected and interoperable through our solution. Our platform is currently interoperable with nearly 13,000 third-party devices, and we continually add additional integration with new devices in order to ensure that Control4 is able to integrate with the typical home’s connectable and controllable devices;

•

Advanced Personalization.  Our adaptable solution enables our consumers to personalize the features and functionality of their Control4 system. Our modular design and programmability enable the smooth integration of new third-party products to meet the evolving needs of our consumers as their lifestyles change;

•

Competitive Pricing.  Customers can purchase our entry level EA-1 controller for single room multimedia automation experience, and new home builders interested in lighting, temperature and security automation can purchase the CA-1 controller, each for approximately $500 and $350, respectively (excluding installation costs). Projects can then scale in sophistication and scope from a single room to a fully-integrated whole-home experience;

•

Customer Support.  To further increase consumer satisfaction, we maintain a small Customer Advocacy & Care Group that works directly with consumers to understand unresolved questions and concerns and coordinate with their dealer to reach a resolution;

•

Cloud Services. We have built a secure infrastructure to provide an array of cloud-based services to enhance the homeowner and dealer experience, which include remote customer system access and control, remote dealer management capabilities and voice control; and

•

Scalability. Our solution provides customers with the ability to extend and enhance the automation capabilities of their system as their needs evolve.  Customers who initially purchase an entry level, one-room solution could later build a comprehensive home automation system. The extendibility of the system empowers customers to invest in solutions that fit their current needs.

Our Strategy

Our primary goal is to be the leading provider of comprehensive home automation solutions that provide a premium experience for our customers. We believe we differentiate ourselves through our operating system which orchestrates the thousands of devices consumers choose to install in their homes. The following are key elements of our growth strategy:

•

Product Innovation.  We strive to continuously develop new innovative hardware and software products for our customers. We believe that our success to-date has been largely driven by our software platform’s ability to deliver personalized solutions for the end-consumer. In 2018, we released Control4 OS 2.10.4, featuring expanded music streaming service integration with Amazon Music and Deezer HiFi as well as added hands-on personalization capability for homeowners with our “When >> Then” automation functionality. In addition, we released Intercom Anywhere, an award-winning video doorbell enabling homeowners to see and communicate with visitors at the front door, whether they are home or away, as well as initiate control actions, such as opening a garage door or turning on the light;

•

Channel Expansion.  We have developed a global network of over 5,480 active, independent, authorized direct dealers and 43 distributors to sell, install and support our solutions. We intend to continue to expand and optimize our dealer and distributor network to ensure that we have sufficient geographic coverage across both existing and new markets. For example, in early 2019, we transitioned to a direct-to-dealer model in Ireland, New Zealand, and Switzerland. We will also continue to devote significant resources to increase the productivity and competency of our dealers and distributors by providing them with ongoing training, tools and support;

•

Enhanced Services.  In addition to automating devices within the home, our solution also enables a wide variety of service and application opportunities. We plan to continue to enhance our cloud-based services, through our 4Sight subscription service, which provide consumers with remote home monitoring, support and control capabilities from any Internet-connected mobile device or computer. In addition, BakPak, is our network management solution, which provides robust cloud-based services to our dealers to securely and efficiently monitor end-customer systems;

•

Licensing Opportunities.  We continue to make our technology available to third parties through licensing agreements. We make our device auto-discovery technology, Simple Device Discovery Protocol (“SDDP”), available on a royalty-free basis to third parties to streamline and automate the setup, identification and configuration of their devices into our system. As of December 31, 2018, 327 third parties had licensed SDDP from us, representing 5,900 SDDP enabled devices. We also plan to expand our licensing activities to leverage third-party distribution channels, grow our partner relationships through our integration certification program for third-party products, simplify the home automation experience for dealers and consumers, and increase interoperability; and

•

Strategic Acquisitions.  As the operating system of the connected home, we believe we are ideally positioned to identify, acquire and integrate strategic acquisitions that are complementary to our current offerings, strengthen and expand our technology foundation, enhance our market position, distribution channels and sales, and are consistent with our overall growth strategy. For example, over the last several years we have acquired companies such as Pakedge Device & Software, Inc. (“Pakedge”), a leading and award-winning developer and manufacturer of networking products, power distribution and management solutions, Triad Speakers, Inc. (“Triad”), a leader in advanced audio technology and customizable speaker-solutions and NEEO AG, (“NEEO”) an award-winning developer of remote control technology.

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

Software Platform

At the center of the Control4 product line is the Control4 Home Operating System, which we refer to as the C4 OS, and the associated application software and software development kits, or SDKs. The high-level software components include:

•

Director.  Director is a real-time, cloud-connected, extensible home operating system that runs on our controllers. It is responsible for monitoring and receiving events from numerous devices and services, processing those events according to consumer personalization settings, and then dispatching commands to the appropriate devices to perform predefined actions;

•

Home Control Interface.  The user interface for our Control4 Operating System displays intuitive and rich graphical user interfaces on televisions, in-wall and table-top touch panels, smartphones and tablets, as well as list-based devices such as remote controls with LCD text-displays;

•

Composer.  Composer is a software application that enables trained and certified independent Control4 dealers and installers to design, configure, and personalize a Control4 home automation system for consumers;

•

Control4 Drivers.  Control4 creates drivers for all of our internal hardware, and also provides DriverWorks SDK (software development kit) to third parties in order to enable dealers, programmers and device manufacturers to independently develop and test custom two-way interface drivers to support the integration of a new device or device model into our system, or to customize and enhance an existing driver. DriverWorks SDK has enabled approximately 13,000 different products and services to be incorporated into the Control4 ecosystem;

•	I/O Servers. We maintain dedicated IP servers, Zigbee servers, and Z-Wave servers allowing connected homes to communicate with devices on various types of wireless standards; and

•

Cloud-Based Services and Tools. 4Sight is our subscription service that enables end-customers to remotely access, monitor and adjust settings in their homes (such as lights, temperature settings, door locks, gates and cameras), and receive event-based email alerts from their Control4 system. 4Sight also provides the secure cloud-to-cloud integration to enable voice interaction with a Control4 system via Amazon® Alexa. BakPak is a customer account management and monitoring system for dealers, enabling rapid remote diagnostics and response to customer connectivity issues, proactive device management, and greater visibility of networks and automation systems within each BakPak-enabled connected home.

Products with Embedded Software

Our products leverage our software platform to provide consumers with a comprehensive and easy-to-use connected home experience. We designed our software platform to be extensible, which has allowed us to improve and augment the functionality of hardware products (both those designed by us and by others) over time. We also design and manufacture our products via contract manufacturers as well as certify partner products for sale through our dealers. Our products and services include:

•

Controllers.  Our controllers are hardware devices running our Director software to monitor, process and automate events, statuses and actions for numerous connected devices and services, creating a comprehensive connected home experience. Currently we offer three Entertainment and Automation series controllers: (1) the EA-1 is designed for a single-room audio/video entertainment automation, such as a family-room, home-theater, a study, or bedroom; (2) the EA-3 is designed to integrate and control automation in small-to-mid-sized homes; and (3) the EA-5 is designed to integrate and control automation in large homes and estates. In addition, in 2018 we  added a new series, Control and Automation controllers, and released the CA-1 controller designed for entry-level projects for homebuilders interested in lighting, temperature control and security. Controllers are the hub of our systems and represented 26% of our total revenue in 2018.

•

Interface Devices.  We offer touch panels, handheld remote controls and keypads as interface devices. We also develop and deliver software applications for Apple iOS and Android smartphones and tablets that enable these personal devices to become control interfaces to Control4 connected homes, both on-premises and remotely. We also deliver a voice interface via the voice services from Amazon Alexa.

•	Networking Devices. We offer advanced networking products with a range of routers, switches, wireless access points, power control, and management solutions for the connected home and business.

•

Audio Solutions. Consumers are able to listen to their personal music library as well as streaming music services via our music streamer, which is built into our controllers. Our EA series controllers offer high-resolution audio. In addition, we offer audio distribution and amplification products that scale from single room systems to whole-home distributed audio systems. We offer a variety of power amplifiers, matrix amplifiers, matrix switches, and a single-zone wireless amplifier for retrofit installations. In addition, through our Triad brand, Control4 offers a comprehensive range of high-quality, customizable audio speakers built-to-order in Portland, Oregon and designed for home theaters, family rooms, whole-home or multi-room audio, as well as for outdoor environments. Consumers can also enjoy music available on their smartphone, tablet or computer by wirelessly streaming their selection to their home audio system using AirPlay, DLNA or Bluetooth technologies.

•

Video Solutions.  We offer a broad line of video matrix switches that include a variety of additional extender kits, mounting kits, and various packages for broad flexibility in offering systems that allow customers to watch what they want, when and where they want to watch it.

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

•

Comfort Products.  Our wireless multi-stage thermostat, jointly developed with climate control specialist, Aprilaire, is completely programmable, allowing the homeowner to create schedules that fit their lifestyle, comfort and economical needs. Through the Control4 operating system, we also integrate with third-party comfort products (such as automated blinds and pool controls) that provide additional energy savings, convenience and efficiency.

•

Security Products.  We offer video doorbell station products that allow our customers to see who is at the door from their network-enabled smartphone, tablet or Control4 interface, and we offer a line of IP cameras. In addition, we distribute certified third-party products, including network video recorders, deadbolts, motion sensors, garage access systems and water leak detection systems, from our security partners such as Baldwin, Lilin, Nyce, Kwikset and Yale. We also integrate with the top security panel manufacturers such as DSC, Honeywell and Interlogix, including network video recorder products and surveillance cameras sold by five of the top security monitoring manufacturers.

•

Communication Products.  We offer full-motion video and high-quality audio intercom capability through our in-wall and tabletop touchscreens, as well as our exterior weather-resistant video doorbell stations.

Our Distribution Network

We offer our products exclusively through a network of independent dealers that professionally install our products. In 2005, we started selling our solutions through a network of around 450 independent dealers. Since that time, our distribution network has grown to over 5,480 active direct dealers and 43 distributors in 106 countries. Our direct independent dealer network is comprised of 4,500 dealers offering our full range of products and 980 dealers selling only the Pakedge and Triad line of products. Our distributors are comprised of 31 distributors offering our full range of products and 12 distributors offering only Pakedge and Triad line of products. Dealers range in size from small family businesses to large enterprises.

Our dealers are independent home automation and networking specialists that have significant experience in designing, installing and servicing both low- and high-voltage systems including music, video, security, networking, communications and temperature control. Every authorized dealer of our full line of automation products has gone through extensive training and has passed the necessary certification tests, either in one of our training facilities located in the United States, Australia, China, Germany, India or the United Kingdom, or in a training facility operated by one of our 31 distributors. In order to become certified to sell and install our full line of automation solutions, every installer for each dealer must complete course work and pass pre-training examinations, as well as pass rigorous testing at the conclusion of the multi-day formal training.

We sell directly through dealers in the United States, Australia, Canada, China, Germany, the United Kingdom, and 57 other countries. We partner with 43 distributors to serve 43 additional countries. Together, our independent dealer network and our distributors allow us to service 106 countries. Our distributors recruit, train and manage dealers within their region and also help dealers find country-specific solutions for unique needs based on the special home automation market characteristics within each country. In recent years, we have moved more toward a dealer-direct model in specific international regions, and we have added, and continue to add, sales and support staff in Australia, Canada, China, Germany, India and the United Kingdom,. Most recently we have announced our plans to sell direct-to-dealers in Ireland, New Zealand, and Switzerland.

During the years ended December 31, 2018, 2017 and 2016, respectively, none of our dealers or distributors accounted for more than 5% of our revenue. None of our dealers or distributors have minimum or long-term purchase obligations. Dealer orders are typically placed on a project-by-project basis. As such, our dealers do not typically carry significant levels of inventory. The resulting just-in-time model helps reduce dealer inventory investment. Our dealers around the world are each responsible for local marketing, selling, installing and servicing our solution for the consumer.

Our Partners

The home automation market is made up of a collection of thousands of electronically controllable products made by hundreds of key manufacturers. We believe that our success has come, in part, due to our ability to establish relationships with many of these manufacturers. As of December 31, 2018, approximately 100 separate manufacturers had formally submitted over 3,800 devices to us for Control4 certification so that our worldwide dealer and distributor network can be assured that these third-party devices work uniformly with our platform.

Third-party manufacturers are currently selling over 2,150 different products representing 37 brands (including brands such as Denon, Sony and Yale) through our online store. Our online store provides manufacturers valuable reach into our trained dealer network, and it helps our dealers gain easy access to products that they know are certified by Control4. We also partner with other companies for purposes of strategic initiatives.

Our Research and Development

Our flexible research and development model relies upon a combination of in-house staff and offshore design and manufacturing partners to improve and enhance our existing products and services, as well as develop new products, features and functionality in a cost-effective manner. We believe that our software platform is critical to expanding our leadership position within the home automation market. As a result, we devote much of our research and development resources to software development. We work closely with our dealers and their consumers to understand their current and future needs and have designed a product development process that captures and integrates feedback from our consumers.

As of December 31, 2018, we had 243 employees in our research and development organization, most of whom were located at our headquarters in Salt Lake City, Utah. Our research and development expenses were $43.6 million in 2018,

$40.6 million in 2017, and $36.0 million in 2016. We intend to continue to invest in research and development to expand our solutions and capabilities in the future.

Our Manufacturing

We outsource most of the manufacturing of most of our hardware products to contract manufacturers. The majority of our hardware products are manufactured in China, South Korea, Taiwan and Thailand. Our manufacturing partners assemble our products using our design specifications, quality assurance programs and standards. These partners procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions. We maintain fulfillment centers in Salt Lake City, Utah; Hebron, Kentucky; York, England; and Melbourne, Australia.

We have multiple sources for most of our components. However, we depend on single source manufacturers for certain critical components, including processors and touch panels. We can choose to change processor and memory modules for any of our products, but because of high implementation costs and significant lead times, we generally choose to make these changes only upon development of new products. We also rely on certain custom connectors, cables and mechanical enclosures for our hardware products that are single sourced because of the high tooling costs of sourcing the components from multiple suppliers. In each of these cases, we own the drawings and design of these custom components. We also manufacture and fulfill custom builds for our high-end Triad speakers in our facility in Portland, Oregon.

Our Sales and Marketing

Our marketing team supports our sales channel with dealer-directed advertising and promotions, consumer lead-generation, social media placement and training events, as well as the design and production of consumer-facing, customizable collateral, point-of-sale video and showroom signs and advertising. Our website is the anchor of our online and social media strategy, from which we qualify and then direct leads to our independent dealers. Our bi-annual publication, Control4 Smart Home Magazine, features lifestyle stories of Control4 installations from around the world and is available for download on our website and helps drive demand for our solutions and leads for our dealers.

In 2018, we unveiled Control4 Certified Showrooms built by Control4 authorized dealers at their locations across the United States, Australia, Canada, China, and the United Kingdom, revolutionizing how people learn about, experience, and interact with Control4 smart home solutions  The Control4 Certified Showroom program is designed to direct homeowners, architects, and designers in the market for smart home solutions to a location where they can experience Control4 solutions in a showroom environment.

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

We are active participants at global industry conferences and maintain a significant presence at Custom Electronics Design and Installation Association (“CEDIA”) Expo trade shows. Beyond CEDIA Expo in the United States, we exhibit at ISE, the annual industry trade show held in Amsterdam, as well as participate in CEDIA-specific events and tradeshows throughout China to assist in the recruitment and training of new dealers in that region. We also maintain a presence at trade associations to drive awareness with builders, architects and designers. We are frequently featured in the trade press and maintain strong relationships with the industry’s key analysts and associations. We believe that partnering with device manufacturers, leveraging co-marketing partnerships, expanding our sales channels and increasing our brand recognition among consumers are key components of our growth strategy.

Our Competition

The market for home automation systems is fragmented, highly competitive and continually evolving. Our current competitors fall into several categories:

•	providers that focus primarily on the professional installation segment of the home automation market, including Crestron, Elan, Lutron, Savant, and SnapAV;

•	providers of point products that address a narrow set of networking, entertainment or control capabilities, including Logitech, Luxul, Ruckus, Sonance, Sonos and Universal Remote Control;

•	providers of managed home control and security services, including ADT, AT&T, Comcast and Vivint (which in turn may utilize third-party software from companies including Alarm.com); and

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

Given the growth dynamics of this market, there are many new and existing companies targeting portions of the home automation market. To the extent that consumers adopt products, applications and services from a single large technology company, or if any of these companies broaden their home automation capabilities, we will face increased competition.

The principal competitive factors in our market include the:

•	breadth of home automation capabilities provided;

•	simplicity of use and installation, both for our professional installation network and our end-users;

•	interoperability with third-party devices;

•	price and total cost of ownership;

•	sales reach and local installation and support capabilities; and

•	brand awareness and reputation.

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

As of December 31, 2018, we owned 66 issued U.S. patents (20 of which are design patents) that are scheduled to expire between 2025 and 2036, with respect to utility patents, and between 2020 and 2029, with respect to design patents. We continue to file patent applications in multiple jurisdictions and as of December 31, 2018, we had 10 patent applications published, 4 utility patent applications pending and 2 provisional patent applications pending in the United States. We also had 15 issued patents and 1 pending patent application under foreign jurisdictions and treaties such as Australia, Canada, France, Germany, New Zealand, the United Kingdom, and the European Patent Convention.

We also rely on several registered and unregistered trademarks to protect our brand. As of December 31, 2018, we had the following registered trademarks: (a) Control4, Control4 My Home, the Control4 Design, the 4 Design, 4Store, 4Sight, Mockupancy, Pakedge, Pakedge & Design, Pakedge SectorMaxx, Pakedge TruStream, Smartwav, Stealth Ports, Triad, the Triad Design, the Triangle Design, BakPak, and the BakPak and Pakedge Device&Software Inc. Design in the United States, (b) Control4 in Brazil, Canada, China, the European Union, India and Mexico, (c) the Control4 Design in China, (d) the 4 Design in Australia, Brazil, China, the European Union, India and Mexico, (e) Pakedge in Australia and the European Union, and (f) Triad in Australia and the European Union.  As of December 31, 2018, we also had 7 trademark applications, for various marks, pending in Australia, China, the European Union, India and the United States.

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

Employees

As of December 31, 2018, we had 670 full-time employees, including 555 employees in the United States and 115 employees outside the United States. None of our employees are currently represented by a labor union or trade council with respect to his or her employment with us. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Available Information

Our website is located at www.Control4.com, and our investor relations website is located at www.investor.Control4.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our proxy statements (including any exhibits, annexes, and amendments related to such reports and statements) are available through our investor relations website, free of charge, after we file them with, or furnish them to, the SEC. You may also visit the SEC's website at www.sec.gov to view all of the reports we file or furnish with the SEC.

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

As of December 31, 2018, the last day of the fiscal year ending after the fifth anniversary of our initial public offering, we are no longer considered an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

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

Providers of luxury integrated installations with long operating histories, established markets, broad user bases and proven consumer acceptance, may be successful in expanding their offerings in the home automation market, or otherwise compete against our solutions, which may reduce our market share and harm our growth and future prospects.

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

Given the growth potential of the market, we expect there may be many new entrants in the future. To the extent these providers are able to develop more affordable or attractive products or otherwise compete with our business, our growth may be constrained and our business could suffer.

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability.

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of December 31, 2018, we had an accumulated deficit of $28.4 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not continue to grow to offset any increased expenses, we will not continue to be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. Our net income for the years ended December 31, 2016, 2017 and 2018 was $12.3 million, $15.5 million, and $43.8 million, respectively, and consequently we released our U.S. federal and state deferred tax asset valuation allowance in 2018.  However, we may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays in manufacturing and selling our products and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our profitability will be harmed and we may need to establish a valuation allowance for our U.S. federal and state deferred taxes assets again in the future and our stock price may fall.

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

Our quarterly revenue and results of operations have fluctuated and may continue to fluctuate as a result of a variety of factors, many of which are outside of our control. In the past when our quarterly revenue or results of operations have fallen below the consensus expectations of securities analysts, the price of our common stock has declined. If our quarterly revenue or results of operations fall below the consensus expectations of investors or securities analysts in the future, the price of our common stock could decline again, perhaps substantially. Fluctuations in our results of operations may be due to a number of factors, including but not limited to:

•	Demand for and market acceptance of our solutions;

•	Our ability to continue to develop and maintain relationships with productive independent dealers and distributors and incentivize them to continue to market, sell, install and support our solutions;

•	The ability of our contract manufacturers to continue to manufacture high-quality products, and to supply sufficient products to meet our demands;

•	The timing and success of acquisitions, new product introductions or upgrades by us or by our competitors;

•	The strength of regional, national and global economies;

•	The strength of the U.S. dollar relative to other currencies and the impact this has on dealer and distributor margins and their ability to competitively sell our products to consumers;

•	The impact of harsh seasonal weather, natural disasters or manmade problems such as terrorism;

•	Changes in our business and pricing policies, or those of our competitors;

•	Competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	The impact of seasonality on our business;

•	A systemic impairment or failure of one or more of our products that erodes dealer and/or end-user confidence;

•	Changes in applicable tax and tariff rates;

•	Political or regulatory changes in the markets in which we operate;

•	The cost and availability of component parts used in our products;

•	Aggressive business tactics by our competitors, including: selling at a discount, offering products on a bundled basis at no charge, extensive marketing efforts, and providing financing incentives;

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

As of December 31, 2018, we have over 5,480 active direct dealers and 43 distributors authorized to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that most of our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain the relationships with our existing dealers and distributors, our business could be harmed.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of audio, video, lighting, temperature, and security, and we benefit from our relationships with partners that allow our system to provide integrated and extensible control of approximately 13,000 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including new and additional products, demand for our solutions could decline and we could lose sales. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

If we are unable to adapt to technological change and implement technological and aesthetic enhancements to our products, this could impair our ability to remain competitive.

The market for home automation and control solutions is characterized by rapid technological change, frequent introductions of new products and evolving industry standards. However, product development often requires significant lead-time and upfront investment and our ability to attract new consumers and increase revenue from existing consumers will depend in significant part on our ability to accurately anticipate changes in industry standards and to continue to appropriately fund development or acquisition efforts to enhance existing solutions or introduce new solutions in a timely basis to keep pace with technological developments. This is true of all our products but is particularly important with respect to our user interface and other direct consumer interface products. Similarly, if any of our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices, which could impact sales and decrease our market share. Any delay or failure in the introduction of new or enhanced solutions could harm our business, results of operations and financial condition.

If we are unable to design products that scale for use in larger projects, this could impair our ability to remain competitive.

As the market for automation, control, and networking matures, the complexity of projects pursued by our consumers is increasing.  If we are not able to design products that work in such larger and more complex projects, our reputation may suffer, we may lose business opportunities, and projects may fail.

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

In 2018, the United States implemented a number of new tariffs on the importation of materials, which prompted some affected nations to respond with new tariffs on U.S. exports. Of particular note, the United States recently imposed and proposed tariffs on a number of goods from China. In turn, China has responded by imposing reciprocal tariffs on U.S. exports to China, and both countries have indicated that there could be continued escalation of protectionist policies. We continue to evaluate the impact of these tariffs and policies on our supply chain and to consider appropriate responses in our sourcing of products and components while exploring certain government affairs initiatives to help shape future policies. So far, these recently enacted tariffs have not had a material impact on our overall production costs; however, the international trade landscape is changing, and increased import taxes or duties could negatively impact our cost structures in future periods and make it prudent for us to move certain manufacturing to alternative geographies. If the United States, or other countries in which we do significant business, were to withdraw from or materially modify certain international trade agreements, further change tariff or tax provisions related to the global manufacturing and sales of our products, or otherwise alter regulations impacting our existing business, or if these changes negatively affect us disproportionately as compared to our competitors, our financial condition and results of operations could be adversely affected.  In addition, if any of our products are found to have been misclassified under various tariff codes, we could be subject to higher duties and/or fines.

Growth of our business may depend on market awareness and a strong brand, and any failure to develop, broaden, protect and enhance market awareness of our products could hurt our ability to retain or attract consumers.

Because of the competitive nature of the home automation market, we believe that building and maintaining market awareness, brand recognition and goodwill may be material to our success. This will depend largely on our ability to continue to provide high-quality solutions, and we may not be able to do so effectively. We may choose to engage in a broader marketing campaigns to further promote our brand, but this effort may not be successful. Our efforts in developing our brand may be affected by the marketing efforts of our competitors, negative publicity and social media commentary, and our reliance on our independent dealers, distributors and strategic partners to install our products and promote our brand effectively. If we are unable to cost-effectively maintain and increase positive awareness of our brand, our business, results of operations and financial condition could be harmed.

We operate in the emerging and evolving home automation market, which may develop more slowly or differently than we expect. If the home automation market does not grow as we expect, or if we cannot expand our solutions to meet the demands of this market, our revenue may decline, fail to grow or fail to grow at an accelerated rate, and we may incur operating losses.

The market for home automation and control solutions is evolving, and it is uncertain whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with other solutions, concerns about cost, and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market, and while our solutions target the high end of the market, we also have solutions that target middle- and entry-level home owners, including our EA-1 that is designed to control smaller, single room projects with an entertainment component and the CA-1 controller for smaller projects that only include lighting, comfort, and/or security. Our ability to expand the sales of our solutions to a broader consumer base depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the ability to develop effective relationships with independent dealers and distributors and other strategic partners, the cost and functionality of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

The legal, regulatory and contractual environment surrounding information security, privacy and fraud is constantly evolving and companies that collect and retain information are under increasing attack by cyber- criminals around the world. We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information and, in the normal course of our business, we collect and retain certain information, including financial information and personally identifiable information, from and pertaining to our dealers, distributors, partners, consumers and employees. The protection of dealer, distributor, partner, consumer and employee data is important to us, and we devote significant resources to addressing security vulnerabilities in our products and information technology systems, including encrypting some data repositories and engaging security experts to conduct penetration testing to help us uncover vulnerabilities in our systems. However, the policies and security measures that we put in place could prove to be inadequate and cannot guarantee security, and our information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee or dealer negligence, error, malfeasance, or other vulnerabilities. Cyber security attacks are increasingly sophisticated, change frequently, and often go undetected until after an attack has been launched. We may fail to identify these new and complex methods of attack or fail to invest sufficient resources in security measures. We have and will continue to experience cyber-attacks, and we cannot be certain that advances in cyber-capabilities or other developments will not permit compromise or breach the technology protecting the networks that access our products and services and repositories where we store this information.

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

We are subject to a variety of laws and regulations that involve matters central to our business, including privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online-payment services. Because we store, process, and use data, some of which contains personal information, we are subject to complex and evolving federal, state, and foreign laws and regulations regarding privacy, data protection, and other matters. Both in the United States and abroad, these laws and regulations constantly evolve and are subject to significant change. In addition, in the United States each state has a separate statutory approach to privacy regulation, and recently states such as California have been very active in pursuing new regulations that are typically more restrictive than other jurisdictions.  The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Continually implementing up-to-date data security tools and procedures and maintaining privacy standards that comply with ever-changing privacy regulations in multiple jurisdictions is challenging. For example, the General Data Protection Regulation (GDPR) in the European Union, which went into effect on May 25, 2018, has not yet been fully interpreted by legal and regulatory bodies, and while we have invested significant resources in compliance efforts, there is no guarantee that our efforts to date will be found to be adequate.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. For the year ended December 31, 2018, we spent $43.6 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

Our strategy includes pursuing acquisitions and our potential inability to identify good opportunities and to successfully integrate newly-acquired technologies, assets, businesses, or personnel may harm our financial results.

We believe part of our growth will be driven by acquisitions of other companies or their technologies, assets and businesses, but we may not be able to acquire the targeted technologies, assets and businesses we identify as desirable for a price we consider to be reasonable or at all. Recent acquisitions include Pakedge in January 2016, Triad in February 2017, ihiji in December 2017, and NEEO in January 2019. These acquisitions and any future acquisitions we evaluate and complete will give rise to risks, including:

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

Our gross margins are likely to vary due to consumer demand, product mix, new product introductions, unit volumes, commodity and supply chain costs, regulatory changes including changes to import/export duties, product delivery costs, geographic sales mix, excess and obsolete inventory and the complexity and functionality of new product innovations. In particular, if we are not able to introduce new solutions in a timely manner at the cost we expect, or if consumer demand for our solutions is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react that lower our margins, then our overall gross margin will be less than we project. The impact of these factors on gross margins can create unanticipated fluctuations in our results of operations, which may cause volatility in our stock price.

If we are unable to substantially utilize our net operating loss or tax credit carryforwards, our financial results will be harmed.

As of December 31, 2018, our net operating loss (“NOL”) carryforward amounts for U.S. federal income and state tax purposes were $57.1 million and $61.1 million, respectively. In addition to the NOL carryforwards, as of December 31, 2018, we had U.S. federal and state tax credit carryforwards of $6.4 million and $2.8 million, respectively. While we have generated profits at times in the past, there is no assurance that we will be able to generate sufficient taxable income to utilize our NOLs or tax credits before they expire.

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

Our revenue, results of operations and cash flows depend on the overall demand for our solutions and the willingness of our dealer-channel to invest in marketing our solutions, both of which can be significantly reduced in economic environments characterized by market and interest rate volatility, decreased consumer confidence, high unemployment, declines in residential remodeling and housing starts, fluctuating exchange rates, and diminished growth expectations in the U.S. economy and abroad. During periods of weak or unstable economic and market conditions, providers of products and services that represent discretionary purchases, such as our home automation products, are disproportionately affected. In addition, during these periods, the number of independent dealers and distributors may decline as the prospects for home building and home renovation projects diminish, which may have a corresponding impact on our growth prospects. Furthermore, during challenging economic times consumers may face issues in gaining timely access to sufficient credit, which could impair their ability to make timely payments. There is also an increased risk during these periods that an increased percentage of our dealers will file for bankruptcy protection, which may harm our reputation, revenue, profitability and results of operations. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular geography or industry. Any downturns in the general economic conditions of the geographies and industries in which we operate, or any other factors negatively impacting housing markets or consumer spending, could materially and adversely impact our revenue, results of operations, financial condition and cash flows.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could harm our results of operations or the manner in which we conduct our business. For example, on December 22, 2017, “H.R.1”, known as the “Tax Cuts and JOBS Act”, (the “Tax Act”) was signed into U.S. law, which among other changes reduces the corporate income tax rate to 21%, creates a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), and requires companies to pay minimum taxes on foreign earnings and subjects certain payments from U.S. corporations to foreign related parties to additional taxes. While the Tax Act will result in a lower domestic income tax rate once we fully utilize our net operating losses and other accumulated tax credits, we were subject to the one-time mandatory tax on previously deferred foreign earnings, which resulted in increased utilization of our net operating loss carryover to eliminate any cash federal income taxes. In addition, the Tax Act is subject to further interpretation from the U.S. federal and state governments and regulatory organizations, such as the Treasury Department and/or Internal Revenue Service (the “IRS”) and this could change our U.S. tax liabilities based on updated guidance and interpretations.  The guidance and notices may have a material impact on us.  In addition, the IRS has already issued and stated that it intends to continue to issue notices of intent to amend certain regulations and also institute new regulations with respect to the Tax Act. These proposed regulations either clarify certain tax positions or provide new regulations. We have not taken these notices into account as they are yet to be become final regulations and may or may not have a material impact on us. Also, because there may be additional state income tax implications, we will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Tax Act.

We also earn a portion of our operating income from outside the United States. The Tax Act will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws in response to the changes in U.S. tax laws. Although we cannot predict whether or in what form any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may increase the amount of taxes we pay and adversely affect our operating results and cash flows. We will continue to monitor the impact of this and further changes to applicable tax laws to our overall business strategy.

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

In connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our auditors are now required to formally opine on the effectiveness of our internal controls, and we expect that compliance with Section 404 will continue to require us to incur substantial expense and expend significant management efforts. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

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

A significant natural disaster, such as an earthquake, hurricane, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Our three largest contract manufacturers have manufacturing facilities located in China and Korea. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in those regions may delay or forego purchases of our solutions from dealers and distributors, which may harm our results of operations for a particular period. In addition, acts of terrorism, including cyber terrorism or crime, acts of war, financial crises, trade friction or geopolitical and social turmoil in those parts of the world that serve as markets for our solutions, such as Europe, Asia or elsewhere, could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. These uncertainties may cause our consumers to reduce discretionary spending on their home and make it difficult for us to accurately plan future business activities. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

Health care reform could increase our cost of labor

In March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was signed into U.S. law. The ACA is comprehensive U.S. health care legislation that includes provisions that subject us to potential penalties unless we offer certain employees minimum essential health care coverage that is affordable and provides minimum value. In order to comply with the employer mandate provision of the ACA that became effective January 1, 2015, we offer health care coverage to all applicable employees eligible for coverage under the ACA. Designating employees as eligible is complex, and is subject to challenge by employees and the Internal Revenue Service. While we believe we have properly identified eligible employees, a later determination that we failed to offer the required health coverage to eligible employees could result in penalties that may harm our business or reputation. We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to the ACA or other legislation or executive orders that repeal and replace in whole or in part the ACA.

Government regulations of wireless networking in the United States or internationally may result in unanticipated costs and failure to comply with such laws and regulations could harm our business.

Our wireless communication and networking products operate through the transmission of radio signals and radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies, including the Federal Communications Commission (“FCC”), and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions.  As these regulations and standards evolve, and if new regulations or standards are implemented, we will be required to modify our products or develop and support new versions of our products, and our compliance with these regulations and standards may become more burdensome. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.  In addition, dealer and end-user uncertainty regarding future policies may also affect demand for wireless networking products, including our products.

Risks Related to Our International Operations

In recent years, a significant amount of our revenue has come from sales outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.

We have a limited history of marketing, selling, and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 23% of our total revenue for the year ended December 31, 2018, and that percentage may grow in the future.  As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

On June 23, 2016, the citizens of the United Kingdom approved a referendum to leave the European Union (“Brexit”), which led to significant political, economic and legal uncertainty. On March 29, 2017, the United Kingdom provided its official notice to the European Council that it intends to leave the European Union, triggering the two-year transitionary period, which is expiring on March 29, 2019.  At this point the United Kingdom and the European Union still have not agreed upon a negotiated exit framework, which means that there is considerable uncertainty about how the new relationship will be implemented. Given the lack of comparable precedent, it is unclear how Brexit will affect economic conditions in the United Kingdom, the European Union, or globally, and Control4 specifically. Because we have sales throughout the European Union and offices in England and Germany, it is possible that Brexit could disrupt our current business structure in the European Union and may require us to restructure some or all of our operations in this region.  In addition, the resulting fluctuation in currencies and market conditions may adversely affect our business, results of operations and financial condition.

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

We are defendants in legal proceedings related to intellectual property rights from time to time, and in the past, we have entered into settlement agreements relating to contractual claims and alleged patent infringements, which have included future royalty payments on certain products, the payment of a lump sum amount for alleged past damages, and/or the payment of a fixed amount in exchange for a covenant not to sue.

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

As of December 31, 2018, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 24% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, control or significantly influence most matters related to the management and affairs of our company. Accordingly, this concentration of ownership and managerial authority might harm the market price of our common stock by:

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2. Properties

Our corporate headquarters are located in Salt Lake City, Utah, where we lease approximately 110,000 square feet of commercial space under a lease that expires on June 30, 2021. We use this space for sales, research and development, dealer and distributor service and support, and administrative purposes. We also lease approximately 60,000 square feet of warehouse space in Salt Lake City, Utah, under a lease that expires on March 31, 2019 and approximately 64,000 square feet of additional warehouse space in Hebron, Kentucky under a lease that expires on November 30, 2025.  We also have warehouse and production space in Portland, Oregon.

In connection with our sales efforts in the United States and abroad, we lease office space typically on a short-term renewable basis domestically in San Jose, California; Charlotte, North Carolina; Hayward, CA; Orange County, CA; and Chicago, Illinois; Austin, Texas, and internationally in York, United Kingdom; Shanghai, China; Melbourne, Australia; Frankfurt, Germany; New Belgrade, Serbia; and Bern, Switzerland.

We believe that our facilities are suitable to meet our current needs. We intend to expand our existing facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities

ITEM 3.  Legal Proceedings

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

Holders of Record

As of February 7, 2019, there were 15 holders of record of our common stock. The actual number of stockholders is greater than this number of holders of record, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison from August 2, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2018 of the total cumulative return of our common stock with the total cumulative return of the S&P 500 Index and S&P 500 Information Technology Sector Index. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

300
250
200
150
100
50
0
8/1/2013
10/1/2013
12/1/2013
2/1/2014
4/1/2014
6/1/2014
8/1/2014
10/1/2014
12/1/2014
2/1/2015
4/1/2015
6/1/2015
8/1/2015
10/1/2015
12/1/2015
2/1/2016
4/1/2016
6/1/2016
8/1/2016
10/1/2016
12/1/2016
2/1/2017
4/1/2017
6/1/2017
8/1/2017
10/1/2017
12/1/2017
2/1/2018
4/1/2018
6/1/2018
8/1/2018
10/1/2018
12/1/2018
CTRL
S&P 500 Info Tech
S&P 500

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.

Unregistered Sale of Equity Securities

None.

Issuer Purchases of Equity Securities

In May 2015 and again in February 2018, our Board of Directors authorized the repurchase of up to $20 million in Control4 common stock from time to time on the open market. In October 2018, the Company’s Board of Directors authorized the expansion of the repurchase program providing approval for the Company to repurchase an additional $20 million in Control4 common stock from time to time on the open market until December 31, 2019. During the fiscal quarter ended December 31, 2018, we repurchased 337,264 shares for $7.9 million, as set forth in the table below:

			Total	Dollar Value
			Number of	of Shares
			Shares	that May
			Purchased as	Yet Be
	Total		Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Plan
Period	Purchased	Per Share(1)	Plan	(in thousands)
November 1 - November 30, 2018	337,264	$23.47	337,264
	337,264		337,264	$16,128

All shares of common stock held in treasury were retired as of December 31, 2018.

As of February 7, 2019, the balance remaining on the Board approved share repurchase program is $15.6 million. Any shares repurchased will be in compliance with applicable legal requirements, at prices believed to be attractive and in the best interests of both the Company and its stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this Form 10-K for disclosure relating to our equity compensation plans. Such information will be included in our proxy statement relating to our 2019 annual meeting of stockholders, which is incorporated herein by reference.

ITEM 6.  Selected Financial Data

We have derived the selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. We have derived the selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements not included in this Form 10-K. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period and the results for any interim period are not necessarily indicative of the results to be expected in the full year.

	Years Ended December 31,
	2018	2017 *As adjusted	2016 *As adjusted	2015	2014
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$272,458	$244,175	$208,130	$163,179	$148,800
Cost of revenue	130,455	120,230	105,123	81,645	72,443
Gross margin	142,003	123,945	103,007	81,534	76,357
Operating expenses:
Research and development	43,605	40,638	35,985	32,385	27,365
Sales and marketing	50,834	47,825	42,198	32,594	25,887
General and administrative	26,399	21,926	20,309	17,355	14,195
Litigation settlement	—	—	475	21	47
Total operating expenses	120,838	110,389	98,967	82,355	67,494
Income (loss) from operations	21,165	13,556	4,040	(821)	8,863
Interest and other expense, net	(316)	331	(542)	(563)	(296)
Income (loss) before income taxes	20,849	13,887	3,498	(1,384)	8,567
Income tax expense (benefit)	(22,991)	(1,568)	(8,800)	268	411
Net income (loss)	$43,840	$15,455	$12,298	$(1,652)	$8,156
Net income (loss) per common share:
Basic	$1.67	$0.62	$0.53	$(0.07)	$0.34
Diluted	$1.60	$0.58	$0.50	$(0.07)	$0.32

*The consolidated statement of operations data for the years ended December 31, 2017 and 2016 reflect an adjustment related to the adoption of “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”). The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 do not reflect the adoption of ASC 606.

Non-GAAP Financial Measures

In addition to our GAAP operating results, we use certain non-GAAP financial measures to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. These measures, which we refer to as our non-GAAP financial measures, are not prepared in accordance with generally accepted accounting principles in the United States. Non-GAAP gross margin, non-GAAP income from operations, non-GAAP net income, and non-GAAP net income per share exclude non-cash expenses related to stock-based compensation, amortization of intangible assets, as well as acquisition-related costs. We further exclude expenses related to litigation settlements and executive severance from non-GAAP income from operations and non-GAAP net income. Finally, we have excluded the one-time financial impact of the Tax Act, release of a valuation allowance against U.S. deferred tax assets, as well as adjustments to deferred tax assets resulting from a non-cash write-off on an intra-entity transfer of intangible assets from non-GAAP net income and non-GAAP net income per share.

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

Furthermore, we believe it is useful to exclude expenses related to litigation settlements, and executive severance because of the variable and unpredictable nature of these expenses which are not indicative of past or future operating performance. We believe that past and future periods are more comparable if we exclude those expenses.

Finally, our non-GAAP results also exclude the one-time financial impact of the Tax Act, release of a valuation allowance against U.S. deferred tax assets, as well as adjustments to deferred tax assets resulting from a non-cash write-off on an intra-entity transfer of intangible assets. This is consistent with our practice of excluding large, one-time items in non-GAAP results.

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

The Non-GAAP data for the years ended December 31, 2017 and 2016 reflect an adjustment related to the adoption of ASC 606. The Non-GAAP data for the years ended December 31, 2015, 2014 and 2013 do not reflect the adoption of ASC 606.

	Years Ended December 31,
	2018	2017 As adjusted	2016 As adjusted	2015	2014
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$142,003	$123,945	$103,007	$81,534	$76,357
Stock-based compensation expense in cost of revenue	247	251	171	174	105
Amortization of intangible assets in cost of revenue	3,397	3,164	3,052	1,392	491
Acquisition-related costs in cost of revenue	—	228	2,162	294	—
Non-GAAP gross margin	$145,647	$127,588	$108,392	$83,394	$76,953
Revenue	$272,458	$244,175	$208,130	$163,179	$148,800
Gross margin percentage	52.1%	50.8%	49.5%	50.0%	51.3%
Non-GAAP gross margin percentage	53.5%	52.3%	52.1%	51.1%	51.7%
Reconciliation of Income (Loss) From Operations to Non-GAAP Income (Loss) From Operations:
Income (loss) from operations	$21,165	$13,556	$4,040	$(821)	$8,863
Stock-based compensation expense	13,511	12,105	8,370	7,034	5,341
Amortization of intangible assets	5,464	5,212	4,598	1,474	491
Acquisition-related costs	366	535	3,451	1,393	—
Litigation settlement	—	—	475	21	47
Executive severance	—	—	157	—	—
Non-GAAP income (loss) from operations	$40,506	$31,408	$21,091	$9,101	$14,742
Revenue	$272,458	$244,175	$208,130	$163,179	$148,800
Operating margin percentage	7.8%	5.6%	1.9%	(0.5)%	6.0%
Non-GAAP operating margin percentage	14.9%	12.9%	10.1%	5.6%	9.9%
Reconciliation of Net Income (Loss) to Non-GAAP Net Income (Loss):
Net income (loss)	$43,840	$15,455	$12,298	$(1,652)	$8,156
Stock-based compensation expense	13,511	12,105	8,370	7,034	5,341
Amortization of intangible assets	5,464	5,212	4,598	1,474	491
Acquisition-related costs	366	(1,722)	(5,911)	1,393	—
Litigation settlement	—	—	475	21	47
Executive severance	—	—	157	—	—
Release of valuation allowance	(23,435)	—	—	—	—
Impact of the Tax Act	—	(223)	—	—	—
Deferred income tax asset adjustment	—	767	—	—	—
Non-GAAP net income (loss)(1)	$39,746	$31,594	$19,987	$8,270	$14,035
Reconciliation of Net Income (Loss) per Share to Non-GAAP Net Income (Loss) per Share:
Basic net income (loss) per share	$1.67	$0.62	$0.53	$(0.07)	$0.34
Stock-based compensation expense	0.51	0.49	0.35	0.29	0.23
Amortization of intangible assets	0.21	0.21	0.20	0.06	0.02
Acquisition-related costs	0.01	(0.07)	(0.26)	0.06	—
Litigation settlement	—	—	0.02	—	—
Executive severance	—	—	0.01	—	—
Release of valuation allowance	(0.89)	—	—	—	—
Impact of the Tax Act	—	(0.01)	—	—	—
Deferred income tax asset adjustment	—	0.03	—	—	—
Non-GAAP basic net income (loss) per share(1)	$1.51	$1.27	$0.85	$0.34	$0.59
Diluted net income (loss) per share	$1.60	$0.58	$0.50	$(0.07)	$0.32
Stock-based compensation expense	0.49	0.45	0.34	0.28	0.21
Amortization of intangible assets	0.20	0.19	0.19	0.06	0.02
Acquisition-related costs	0.01	(0.06)	(0.24)	0.06	—
Litigation settlement	—	—	0.02	—	—
Executive severance	—	—	0.01	—	—
Release of valuation allowance	(0.85)	—	—	—	—
Impact of the Tax Act	—	(0.01)	—	—	—
Deferred income tax asset adjustment	—	0.03	—	—	—
Non-GAAP diluted net income (loss) per share(1)	$1.45	$1.18	$0.82	$0.33	$0.55
Weighted-average number of shares:
Basic	26,235	24,803	23,402	24,121	23,685
Diluted	27,484	26,775	24,360	25,041	25,646

(1) Excludes the calculated effect of non-GAAP adjustments on income tax expense of $27.9 million for the year ended December 31, 2018.

Consolidated Balance Sheet Data

The following table sets forth our selected consolidated balance sheet data as of the dates presented. The balance sheet data for the years ended December 31, 2017 and 2016 reflects an adjustment related to the adoption of ASC 606. The balance sheet data for the years ended December 31, 2015, 2014 and 2013 do not reflect the adoption of ASC 606.

	December 31,
	2018	2017 As adjusted	2016 As adjusted	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$40,395	$29,761	$34,813	$29,530	$29,187
Investments, net(1)	52,932	56,254	27,128	51,477	68,032
Property and equipment, net	9,663	7,337	6,463	6,584	5,089
Working capital, excluding deferred revenue	139,893	109,067	89,113	88,411	98,782
Total assets	252,548	214,497	165,074	141,863	142,030
Long-term debt, including current portion	—	—	—	913	1,828
Total stockholders’ equity	206,347	169,528	132,161	115,445	118,302
(1) Includes accrued investment balances not included in the investments line items on the consolidated balance sheet.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the various sections in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and the “Risk Factors” section.

Our MD&A is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our operations, financial condition and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting our business in order to provide context for the remainder of our MD&A.

•

Factors and Trends Affecting our Performance.  A summary of certain market factors and trends that we believe are important to our business which we must successfully address in order to continue to grow our business.

•	Key Operating and Financial Metrics. Key operating and financial metrics that we use to evaluate and manage our business.

•	Results of Operations. An analysis of our financial results comparing 2018 to 2017 and comparing 2017 to 2016.

•	Quarterly Results of Operations and Other Data. An analysis of our quarterly results of operations for each of the quarters in the two-year period ended December 31, 2018.

•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•

Contractual Obligations and Off-Balance Sheet Arrangements.  Overview of contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of December 31, 2018, including expected payment schedule.

•	Critical Accounting Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We are a leading provider of professionally-installed smart home and business solutions that are designed to personalize and enhance how consumers engage with an ever-changing connected world. Our entertainment, smart lighting, comfort and convenience, safety and security, and networking solutions unlock the potential of connected devices, making entertainment systems easier to use and more accessible, homes and businesses more comfortable and energy efficient, and individuals more connected and secure. Our premium smart home and small business solutions provide consumers with the ability to integrate audio, video, lighting, temperature, security, communications, network management and other functionalities into a unified automation solution, customized to match their lifestyles and business needs. Our advanced software, delivered through our controller and user-interface products together with various cloud services, power this customized experience, enabling cohesive interoperability with thousands of connected Control4 and third-party devices.

Consumers purchase our smart solutions from our worldwide network of certified independent dealers, distributors, and retailers. These dealers, distributors and retailers design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security, network management, and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, distributors and retailers as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, primarily related to products installed in hotels, which is excluded from our calculation of Core revenue as well as certain specialty display products and associated installation sales in Australia. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be project-based and uneven from period to period. During the year ended December 31, 2018, over 4,500 active direct dealers were authorized to sell and install the full Control4 line of products in the United States, Australia, China, Germany, the United Kingdom, and 57 other countries, and 31 distributors were authorized to cover an additional 43 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, and billing for dealers in each of those countries. We have approximately 980 additional active dealers and 12 distributors that are currently authorized to sell only our Pakedge and Triad product lines.

We derive the majority of our revenue from the sale of products that contain our proprietary software, which functions as the operating system of the home or business and other related ancillary products used in automation projects. We also generate revenue from the sale of annual subscriptions to our 4Sight subscription service. Our 4Sight services give homeowners the ability to, among other things, (1) remotely monitor and control their smart home solutions from their mobile devices; (2) communicate through our audio/video application, Intercom Anywhere; and (3) enable voice recognition services.

We were founded in 2003 and began shipping our products and generating revenue in 2005. Our revenue growth rates for the last five complete calendar years are shown in the following table (dollars in millions, except percentages):

	For the Years Ended December 31,
	2018	2017 * As adjusted	2016 * As adjusted	2015	2014
Core revenue	$267.7	$238.8	$203.2	$160.7	$144.7
Core revenue growth over prior year	12%	18%	26%	11%	14%

Other revenue	$4.8	$5.4	$4.9	$2.5	$4.1
Other revenue changes over prior year	(11)%	10%	96%	(39)%	95%

Total revenue	$272.5	$244.2	$208.1	$163.2	$148.8
Total revenue growth over prior year	12%	17%	28%	10%	16%

*The revenue data for the years ended December 31, 2017 and 2016 reflect an adjustment related to the adoption of ASC 606. The revenue data for the years ended December 31, 2015 and 2014 do not reflect the adoption of ASC 606.

Over the past five years, we have experienced double-digit annual growth in Core revenue. Our Core revenue growth during that period has been the result of a combination of the net addition of new independent dealers and distributors to our sales channels, an increase in the number of projects performed by our existing network of independent dealers and distributors, and the addition of new products developed internally and acquired through business combinations. We believe our ability to grow our core sales channel has been enhanced through product innovation, expansion of our product offerings and helping our independent dealers and distributors grow their business. Some recent developments that we believe may enhance our offerings and help drive growth include, but are not limited to, the following:

•

Expanded our KNX solution to natively support over 300 KNX products including new keypads, lighting, HVAC, and shades. This support for KNX enables interoperability with the entire Control4 ecosystem, including support for Amazon Alexa voice control, where available, and nearly 13,000 other connected products;

•

Released OS 2.10.4, featuring expanded music streaming service integration with Amazon Music and Deezer HiFi as well as added hands-on personalization choices for homeowners with our “When >> Then” automation;

•

Released Intercom Anywhere, a modern video doorbell enabling homeowners to see and communicate with visitors at the front door, whether they are home or away, in addition to allowing the homeowner to see who is at the door prior to answering;

•

Unveiled over 170 Control4 Certified Showrooms built by Control4 authorized dealers at their locations across the United States, Australia, Canada, China, and the United Kingdom, revolutionizing how people learn about, experience, and interact with Control4 smart home solutions. The Control4 Certified Showroom program is designed to direct homeowners, architects, and designers in the market for smart home solutions to a location where they can experience Control4 solutions in a showroom environment; and

•

Introduced our new CA-1 controller, an entry level controller for projects that only include lighting, temperature control, and security integration, and do not require additional entertainment features found in our EA series of controllers.

While our historical revenue growth has been primarily organic, we have completed several acquisitions that we believe enhance our product offerings and position us for continued growth in the future. Recent acquisitions that have impacted our growth include the acquisition of Pakedge in 2016 and Triad in 2017.

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

Factors and Trends Affecting Our Performance

A number of industry trends have facilitated our growth over the past several years, including the proliferation of connected devices and the constant growth of network-enabled homes and businesses. From smartphones to smart watches to smart cars, technology is transforming nearly every aspect of our lives, streamlining daily routines and providing quick, easy access to the capabilities and content we want most. Not only are new technologies providing convenience on-the-go, but they are becoming increasingly accessible and interconnected. Voice services are a recent example of an emerging technology in our connected world, and our integration with Amazon Alexa helps keep us at the forefront of our industry in our adoption of voice-activated solutions. We remain committed to embracing emerging technologies through our open platform and broad ecosystem.

Our open platform makes it easy for a broad community of original equipment manufacturer partners to participate in our smart home ecosystem, which includes approximately 13,000 drivers and approximately 5,900 Simple Device Discovery Protocol enabled (“SDDP”-enabled) products. We believe that companies are increasingly recognizing the value of including SDDP with their new releases to simplify integration of their products into Control4 installations. Our broad ecosystem, which includes audio, video, lighting, temperature, network, security and communication device categories, gives consumers flexibility to integrate nearly any connectable device into their smart home. In addition, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest product innovations and allows our smart home platform to grow alongside emerging technologies to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

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

•

Expanding our International Dealer and Distributor Network. We believe that our future growth will depend in part on our ability to expand our dealer and distributor network outside of North America, to adapt our products and services to foreign markets, and to increase awareness of our brands internationally. We continue to add field sales and service personnel to assist in the optimization of our international channels. We have adopted a direct-to-dealer model in specific international regions, namely in Australia, China, Germany, Ireland, New Zealand, Switzerland, and the United Kingdom, and we will continue to evaluate opportunities in other countries.

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

North America Direct Dealers(1)

	Years Ended
	December 31,
	2018	2017	2016
Authorized dealers at the beginning of the period	3,174	2,994	2,787
Additions	331	308	371
Terminations	(103)	(128)	(164)
Authorized dealers at the end of the period	3,402	3,174	2,994

Number of active dealers(2)	3,264	3,057	2,913
Active dealers as a % of authorized dealers(2)	96%	96%	97%

International Direct Dealers(1)

	Years Ended
	December 31,
	2018	2017	2016
Authorized dealers at the beginning of the period	1,315	1,147	901
Additions(3)	232	235	319
Terminations	(68)	(67)	(73)
Authorized dealers at the end of the period	1,479	1,315	1,147

Number of active dealers(2)	1,238	1,169	1,050
Active dealers as a % of authorized dealers(2)	84%	89%	92%

	Years Ended
	December 31,
	2018	2017	2016
Number of controllers sold	114,311	104,320	104,225
Core revenue growth	12%	18%	26%
International Core revenue as a percentage of total revenue	22%	21%	20%

(1)

These dealer figures only include dealers authorized to sell and install the full Control4 line of products and exclude the 980 dealers that are currently authorized to sell only the Pakedge and Triad line of products.

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

As a result of our traditional efforts to expand our channel, the number of active international dealers increased 6% and 11% for the years ended December 31, 2018 and 2017, respectively, compared to an increase of 7% and 5% respectively, in the number of active North American direct dealers during the same periods. Generally, the growth percentage internationally is higher because our presence in these markets is less mature and our base of dealers is much lower than the North American market. Much of this growth in our international dealer network is attributed to new dealer additions in China, Germany and Australia. While not reflected in our metrics reported as of December 31, 2018, in early 2019, we are in the process of adding an estimated 120 dealers in Ireland, New Zealand, and Switzerland where we have recently announced our transitions to a direct-to-dealer model. We plan to continue to monitor markets that are currently served by a single distributor and, when business conditions are favorable, we may decide to establish direct relationships with selected dealers in these regions, which we expect would further increase our number of direct international dealers.

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

In February 2018, we released our CA-1 controller, which is designed for entry-level projects for homeowners interested in lighting, temperature control, and security. Our Entertainment and Audio (“EA”) and Controller and Automation (“CA”) controllers, together, better address a broad range of solutions from simple single room projects to large, elegant whole-home deployments. Our EA-1 and CA-1 controllers broaden the addressable market for our solutions by providing single-room and lower cost solutions which typically involve more narrowly defined use cases with fewer connected devices. During the year ended December 31, 2018, 25% of the Control4 automation projects our dealers sold were single-room or low-cost projects consisting only of a controller or controller paired with a remote.

During the year ended December 31, 2018, we sold 114,311 controllers, compared to 104,320 and 104,225 controllers sold in the same periods in 2017 and 2016, respectively.

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

International Revenue as a Percentage of Total Revenue

We believe that the international market represents a large and underpenetrated opportunity for us. We have established or acquired sales support offices in Australia, China, Germany, India, New Zealand, Switzerland, and the United Kingdom. We have formed relationships with independent international dealers and distributors, and we have expanded foreign language support for our solutions. We track international revenue as a percentage of total revenue as a key measure of our success in expanding our business internationally.

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Years Ended
	December 31,
	2018	2017	2016
	(in thousands, except percentages)
North America Core Revenue	$206,490	$186,853	$161,477
International Core Revenue	61,201	51,914	41,778
Other Revenue	4,767	5,408	4,875
Total Revenue	$272,458	$244,175	$208,130
North America Core Revenue as a % of Total Revenue	76%	77%	78%
International Core Revenue as a % of Total Revenue	22%	21%	20%

2018 Compared to 2017.  North America Core revenue increased $19.6 million, or 11%, in 2018 compared to 2017. International Core revenue increased $9.3 million, or 18%, in 2018 compared to 2017.

Revenue growth in both North America and internationally is driven by a variety of factors. We continue to see growth from net new dealer additions as well as growth from existing dealers driven by an increase in the number of projects that are being performed and increased project share, which is a derivative of our new product innovation and our acquisition strategy.

Our international sales model includes both direct-to-dealer and distribution channels. In targeted international regions and countries, we generally invest in some combination of local technical support, training personnel and facilities, warehousing and fulfillment, and sales support personnel.  We have made these types of investments in the regions serviced by our offices in Australia, China, Germany, India and the United Kingdom and these are markets where we see our greatest opportunity for international growth and expansion. We will make similar investments during 2019 in Ireland, New Zealand, and Switzerland where we have recently transitioned to a direct-to-dealer model.

The following table further breaks out our International Core revenue and illustrates the relative revenue growth we are experiencing in the regions serviced by our offices in Australia, China, Germany, India and the United Kingdom compared to other international regions.

	Years Ended
	December 31,
	2018	2017	2016
	(in thousands)
Targeted International Regions (1)	49,797	41,479	32,696
Other International Regions	11,404	10,435	9,082
Total International Core Revenue	$61,201	$51,914	41,778

(1) Serviced by our offices in the Australia, China, Germany, India and the United Kingdom.

International Core revenue in the regions serviced by our offices in Australia, China, Germany, India, and the United Kingdom grew 20% in 2018 compared to 2017, while International Core revenue in the other international regions increased 9% during the same period.

Net new dealer growth as well as growth from existing dealers in our targeted international regions have generally contributed to an increase in revenue in 2018 compared to 2017. A higher percentage of sales were made direct-to-dealer in our other international regions in 2018 compared to 2017. The revenue growth in our other international regions was negatively impacted by ownership changes and unfavorable geo-political conditions during the first half of 2018.

We continue to make investments internationally to improve our dealers’ ability to sell and install our products and believe that these investments will enable us to grow our key international markets. Notwithstanding the foregoing, we sell broadly throughout the world and we believe that regional and adverse international economic conditions may create challenges and slow growth in certain geographies.

2017 Compared to 2016.  North America Core revenue increased $25.4 million, or 16%, in 2017 compared to 2016. International Core revenue increased $10.1 million, or 24%, in 2017 compared to 2016.

Revenue growth in both North America and International Core revenue was driven by a variety of factors including contributions from each of our product brands, channel expansion from acquired products (Pakedge and Triad) sold to existing dealers and distributors, and growth in the majority of our global sales territories.

Gross Margin

As a percentage of revenue, our gross margin has been, and will continue to be, affected by a variety of factors. Our gross margin is relatively consistent across our products. Our gross margin on third-party products that we sell through our online distribution platform is higher than our gross margin on our other product sales because we only recognize our net profit on these sales as revenue. While software licensing and subscription revenue is not material for all periods presented, this category is growing, and our gross margin is higher on software licensing and subscription revenue than it is on product sales. Our gross margin is also higher on our sales made directly through dealers than it is on our sales made through distributors. Gross margin may be negatively affected by price competition in our target markets, associated promotional or volume incentive rebates offered to our independent dealers and distributors, as well as changes in import and export tariffs.

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

Gross margin for the years ended December 31, 2018, 2017, and 2016 was as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2018	2017	2016
Gross margin	$142,003	$123,945	$103,007
Percentage of revenue	52.1%	50.8%	49.5%

2018 Compared to 2017.  As a percentage of revenue, our gross margin was 52.1% in 2018 compared to 50.8% in 2017.  The increase in gross margin was primarily due to favorable fluctuations in exchange rates in markets where we sell our products in the local currency, lower expedited shipping costs associated with inventory purchases, and an increase in 4Sight subscriptions due to enabling end-customers with the ability to self-renew their subscriptions online.

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

Beginning in the second quarter of 2018, we began making incremental investments in our global fulfillment centers to accommodate growth and improve delivery times to our dealers, which increased our cost of goods sold in the second half of 2018 but should enable us to continue to scale and improve gross margins in future years. These expenses continued to increase during the fourth quarter of 2018 as we began shipping out of our new U.S. East coast fulfillment center and will impact the full-year 2019.

Recently, the U.S. government announced new tariffs on goods imported from China. The first of these new tariffs went into effect on July 6 and August 23, 2018 for certain classes of imported goods, while further tariffs are currently under consideration. During the fourth quarter of 2018, we absorbed the impact of the new tariffs, and we plan to continue to absorb these currently announced tariffs in 2019. We will monitor developments and changes to import tariffs so that we can plan and address these developments and changes, as well as explore all options to reduce the impact of any further tariffs or other rule changes.

2017 Compared to 2016.  As a percentage of revenue, our gross margin was 50.8% in 2017 compared to 49.5% in 2016.  The increase in gross margin was due primarily to the amount of step-up in Pakedge inventory that was recorded in 2016 compared to 2017. Other factors include manufacturing rebates received in 2017 as well as reductions in volume-incentive rebates and discounts.

The negative effect on gross margin percentage resulting from the step-up in purchased inventory carrying value impacted our results of operations for 2017, as it relates to Pakedge and Triad, and our results for 2016 as it relates to Pakedge.

Research and Development Expenses

Research and development expenses consist primarily of compensation for our engineers and product managers, including non-cash stock-based compensation expense. Research and development expenses also include prototyping and field-testing expenses incurred in the development of our products. We also include fees paid to agencies to obtain regulatory certifications. Finally, research and development expenses include ongoing, periodic amortization of acquired intangible assets.

Research and development expenses for the years ended December 31, 2018, 2017, and 2016 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2018	2017	2016
Research and development	$43,605	$40,638	$35,985
Percentage of revenue	16%	17%	17%

2018 Compared to 2017.  Research and development expenses increased by $3.0 million, or 7%, in 2018 compared to 2017. The increase in absolute dollars primarily relates to personnel costs, which in part can be attributed to increased headcount to enhance existing product lines and ongoing innovations, as well as product development, tooling and contract labor costs.

Our research and development expenses both as a percentage of revenue and in absolute dollars fluctuate depending on our investments in the development of new solutions. For example, the timing of new hardware releases and the expense associated with prototyping, beta testing and compliance and regulatory fees can have an impact on total research and development expenses from period to period.

For 2019, we expect research and development expenses to increase in absolute dollars and as a percent of revenue, as we continue to invest in new product development, including approximately $3.5 million in incremental costs as a result of the NEEO acquisition, to drive future revenue growth.

2017 Compared to 2016.  Research and development expenses increased by $4.7 million, or 13%, in 2017 compared to 2016.  The increase in absolute dollars primarily relates to personnel costs, including non-cash stock-based compensation expense and increased headcount, which can be partially attributed to the employees added from the Triad acquisition.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related travel expenses for our sales, technical support and marketing personnel, including non-cash stock-based compensation expense. Sales and marketing expenses also include expenses associated with trade shows, marketing events, advertising and other marketing-related programs. We also include the amortization of certain intangible assets such as those related to our dealer network as well as those related to trademarks/trade names.

Sales and marketing expenses for the years ended December 31, 2018, 2017, and 2016 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2018	2017	2016
Sales and marketing	$50,834	$47,825	$42,198
Percentage of revenue	19%	20%	20%

2018 Compared to 2017.  Sales and marketing expenses increased by $3.0 million, or 6%, in 2018 compared to 2017. The increase in absolute dollars primarily relates to increased personnel costs, which can be attributed to expanding our support for our growing sales channels including additional staffing to support marketing and sales services provided on behalf of our dealers, as well as credit card processing fees associated with revenue growth.

For 2019, we expect sales and marketing expenses to increase in absolute dollars as we work to grow our global sales channels but to remain generally flat as a percentage of revenue.

2017 Compared to 2016.  Sales and marketing expenses increased by $5.6 million, or 13%, in 2017 compared to 2016. The increase in absolute dollars primarily relates to personnel costs, including non-cash stock-based compensation expense and increased headcount primarily associated with recent business acquisitions and increased year-over-year sales.

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

General and administrative expenses for the years ended December 31, 2018, 2017, and 2016 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2018	2017	2016
General and administrative	$26,399	$21,926	$20,309
Percentage of revenue	10%	9%	10%

2018 Compared to 2017.  General and administrative expenses increased by $4.5 million, or 20%, in 2018 compared to 2017. The increase in absolute dollars primarily relates to personnel costs, including non-cash stock-based compensation expense, global facilities expense due to increased rates upon renewal of certain leases and additional leased space to accommodate growth, as well as professional fees, including professional fees associated with revised customs tariff rules, business development expenses, and expenses related to ceasing to be an “emerging growth company” as defined in the JOBS Act as of December 31, 2018.

For 2019, we expect our general and administrative expenses to increase year-over-year in absolute dollars as a result of the growth of our business, but to decrease modestly as a percentage of revenue.

2017 Compared to 2016.  General and administrative expenses increased by $1.6 million, or 8%, in 2017 compared to 2016. The increase in absolute dollars primarily relates to personnel costs, including non-cash stock-based compensation expense, as well as facilities costs associated with our leased office, training, and warehousing space.

Litigation Settlement Expenses

Litigation settlement expenses for the years ended December 31, 2018, 2017, and 2016 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2018	2017	2016
Litigation settlement	$-	$-	$475
Percentage of revenue	0%	0%	0%

2018 Compared to 2017. During 2018 and 2017, we did not incur any material expenses related to litigation settlement.

2017 Compared to 2016. During 2016, we expensed $0.5 million in connection with certain legal matters.

Stock-based Compensation Expenses

Stock-based compensation expenses increased to $13.5 million for the year ended December 31, 2018 compared to $12.1 million and $8.4 million for the years ended December 31, 2017 and 2016, respectively. This increase is due to the overall increase in the number of employees whose compensation includes stock-based awards.

A significant portion of executive stock-based awards are tied to performance measures and should those performance measures be achieved, there could be a similar increase in stock-based compensation expense in 2019.

Other Income (Expense)

Other income (expense) consists primarily of foreign currency transaction gains (losses) and net interest income (expense). Other income (expense) for the years ended December 31, 2018, 2017, and 2016 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2018	2017	2016
Other income (expense)	$(316)	$331	$(542)
Percentage of revenue	0%	0%	0%

We had other expense of $0.3 million in 2018 compared to other income of $0.3 million in 2017 and other expense of $0.5 million in 2016. Other income (expense) varies primarily as a result of net foreign currency gains (losses) generated on our U.S. dollar obligations that are carried in local currency by our foreign subsidiaries. This is due to the U.S. dollar fluctuating in value against the pound sterling, euro, and Australian dollar during the periods, causing those U.S. dollar obligations, primarily intercompany payable to the U.S. entity, to decrease or increase in local currency resulting in increased other income (expense).

We enter into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of our subsidiaries in the United Kingdom and Australia. We settle our foreign exchange contracts on the last day of every month and enter into a new forward contract effective on the first day of the next month. Changes in the fair value (i.e. gains or losses) of these derivative instruments are recorded as other income (expense), net.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the years ended December 31, 2018, 2017, and 2016 were as follows (in thousands, except percentages):

	Years Ended
	December 31,
	2018	2017	2016
Income tax (benefit)	$(22,991)	$(1,568)	$(8,800)
Percentage of revenue	-8%	-1%	-4%

Income tax benefit was approximately 110%, 11%, and 252% of income before income taxes for the years ended December 31, 2018, 2017 and 2016, respectively. The effective tax rate differs from the U.S. federal statutory rate of 21% for the year ended December 31, 2018, primarily due to the release of the domestic valuation allowance against all domestic net deferred tax assets other than foreign tax credits, state income taxes, and tax deductions resulting from stock-based compensation. The effective tax rate differs from the U.S. federal statutory rate of 34% for the year ended December 31, 2017, primarily due to changes to the deferred tax rate associated with the Tax Cuts and Jobs Act, the domestic valuation allowance, the partial reversal of the valuation allowance due to the deferred tax liabilities recorded as part of the Triad acquisition, and tax deductions resulting from stock-based compensation. The effective tax rate differs from the U.S. federal statutory rate of 35% for the year ended December 31, 2016, primarily due to the domestic valuation allowance, the partial reversal of the valuation allowance due to the deferred tax liabilities recorded as part of the Pakedge acquisition, incentive stock options, and state income taxes. Cash payments for taxes of $1.2 million in 2018 are primarily related to provisional tax payments paid in Australia and federal and state taxes paid in the United States.

Significant judgment is required in determining our provision for income taxes and evaluating our uncertain tax positions. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. Upon review of all positive and negative evidence, including positive domestic earnings and our expectation to continue to generate positive domestic income with reasonable certainty, we determined it was appropriate to release the domestic valuation allowance for the year ended December 31, 2018, with the exception of our U.S. foreign tax credit carryovers, which are not more likely than not to be realized before expiration. This release resulted in the recognition of certain deferred tax assets and a decrease to income tax expense for the year ended December 31, 2018.

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

	Three Months Ended
	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(In thousands, except percentages and per share data)
Revenue	$72,487	$71,594	$69,228	$59,149	$68,132	$64,583	$61,252	$50,208
Gross margin	37,792	37,110	36,362	30,739	33,658	33,063	31,259	25,149
Gross margin percentage	52.1%	51.8%	52.5%	52.0%	49.4%	51.2%	51.0%	50.1%
Total operating expenses	30,101	31,577	29,392	29,768	27,648	28,148	27,585	27,008
Income (loss) from operations	7,691	5,533	6,970	971	6,826	4,915	3,674	(1,859)
Net income	$30,523	$5,711	$6,640	$966	$5,859	$5,034	$3,741	$821
Net income per common share:
Basic	$1.15	$0.22	$0.25	$0.04	$0.23	$0.20	$0.15	$0.03
Diluted	$1.11	$0.21	$0.24	$0.04	$0.21	$0.19	$0.14	$0.03

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

Our gross margin percentage will continue to be impacted by a variety of general and in some cases specific factors including the following:

•	Import duties and tariffs;

•	Negotiated increases or decreases in the price of components purchased from our contract manufacturers resulting in higher or lower product costs;

•	Licensing and royalties paid for third-party technologies embedded in our products;

•	The mix of customer type and products sold, including increased or decreased sales of third-party products sold through our online distribution platform where revenue is recognized on a net basis;

•	Price competition resulting in promotional discounts or volume incentive rebates;

•	Achieving leverage in our fixed manufacturing overhead expense, including costs associated with the expansion of our fulfillment centers, as a percent of revenue;

•	Amortization of acquired technology over the expected life; and

•	In periods of an acquisition, non-recurring acquisition-related costs associated with the integration and transition of the acquired company.

We made incremental investments in our global fulfillment centers in 2018, to accommodate growth and improve delivery times to our dealers, which will moderately impact our gross margin in 2019, but should enable us to continue to scale and improve gross margins in future years.

We continue to work with our contract manufacturers and component vendors to reduce the cost of components we purchase, engineer product design and cost improvements, manage our supply chain and realize economies of scale as we grow our business. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed in the preceding paragraphs.

Our operating expenses fluctuate from quarter to quarter based on changes in the number of our employees and associated expenses, the timing and magnitude of product development, the timing of marketing and sales expenditures, the acquisition of certain intangible assets amortized of the expected life, the timing of non-recurring acquisition-related costs and large or infrequent transactions such as litigation settlement expenses. Our quarterly operating expenses have generally increased in 2018 compared to 2017 to support the growth in our business.

Sales and marketing expenses are typically higher in the first and third quarters of each year due to the timing of our primary trade shows.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of December 31, 2018, we had $93.3 million in unrestricted cash and cash equivalents and net marketable securities, an increase of $7.3 million from December 31, 2017. The overall change in cash and cash equivalents and net marketable securities was primarily due to the following:

•	We generated $35.0 million in cash from operations during the year ended December 31, 2018, net of $1.7 million for a convertible loan provided to NEEO prior to their acquisition on February 1, 2019;

•	We received $11.0 million in proceeds from the exercise of options for common stock;

•	We repurchased a total of 937,264 shares of common stock in the open market for approximately $23.9 million;

•	We made $7.4 million in payments for withholding taxes in lieu of issuing an additional 287,050 shares related to the net share settlement of restricted stock units that vested during the period;

•	We made capital purchases of approximately $6.3 million; and

•	We paid the $1.1 million to the previous owners of Triad which was initially held back in accordance with the purchase agreement.

As of December 31, 2017, we had $86.0 million in unrestricted cash and cash equivalents and net marketable securities, an increase of $24.1 million from December 31, 2016. The overall increase in cash and cash equivalents and net marketable securities was impacted by the following:

•	We generated $27.4 million in cash flows from operations;

•	We received $17.0 million in proceeds from the exercise of options for common stock;

•

We acquired Triad for approximately $9.2 million in cash, less cash acquired of approximately $0.3 million and a holdback of approximately $1.1 million, resulting in net cash paid of approximately $7.9 million;

•	We made $5.5 million in payments for taxes related to the net share settlement of restricted stock units that vested during the period;

•	We purchased capital equipment for an aggregate of $4.0 million; and

•	We repurchased 119,007 shares of common stock in the open market for $1.8 million.

As of December 31, 2016, we had $61.9 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $19.1 million from December 31, 2015. The overall decrease was impacted by the purchase of Pakedge for $33.0 million in cash, net of cash acquired of $0.8 million, resulting in net cash paid of $32.2 million, offset by $18.1 million in cash flows from operations.

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

The following table shows selected financial information and statistics as of December 31, 2018, 2017 and 2016 (in thousands):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$40,395	$29,761	$34,813
Investments, net(1)	52,932	56,254	27,128
Accounts receivable, net	33,016	29,925	24,727
Inventories	42,684	37,171	26,231
Working capital	134,386	104,529	83,185

(1) Includes accrued investment balances not included in the investments line items on the consolidated balance sheet.

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at December 31, 2018 increased by $3.1 million, or 10%, since December 31, 2017. This increase is in line with revenue growth, and we have not seen any deterioration in our long-term collection trends. Furthermore, inventory increased by $5.5 million from December 31, 2017 to December 31, 2018. The increase in inventory was due primarily to normal inventory buildup associated with revenue growth, the introduction of new products, and the opening of a second North American distributorship facility in Hebron, Kentucky.

We have an asset-based, revolving credit facility of $40.0 million and at December 31, 2018 we had no outstanding borrowings under the credit facility.

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

Cash Flow Analysis

A summary of our cash flows for the years ended December 31, 2018, 2017 and 2016 is set forth below (in thousands):

	Years Ended
	December 31,
	2018	2017	2016
Unrestricted and restricted cash and cash equivalents at the beginning of the period	$30,034	$35,060	$29,826
Net cash provided by operating activities	34,950	27,427	18,078
Net cash used in investing activities	(3,852)	(42,271)	(11,697)
Net cash (used in) provided by financing activities	(20,376)	9,604	(807)
Effect of exchange rate changes on cash and cash equivalents	(102)	214	(340)
Net change in cash and cash equivalents	10,620	(5,026)	5,234
Unrestricted and restricted cash and cash equivalents at the end of the period	$40,654	$30,034	$35,060

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The increase in cash provided by operating activities of $7.5 million during the year ended December 31, 2018 compared to the same period in 2017 is due to the differences in working capital account changes such as accounts receivable, inventory, accounts payable, and accrued liabilities partially offset by net income after adjusting for the non-cash effects of the amortization of intangible assets, the release of the valuation allowance in 2018, and tax benefits recorded in 2017 from business acquisitions.

The increase in cash provided by operating activities of $9.3 million during the year ended December 31, 2017 compared to the same period in 2016 is due to increased net income, adjusted for non-cash items including depreciation and amortization, stock-based compensation and tax benefits from business acquisitions, as well as the differences in working capital account changes such as accounts receivable, inventory, accounts payable, and accrued liabilities.

Investing Activities

Cash used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, business acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities decreased to $3.9 million in 2018 from $42.3 million in 2017. The year-over-year decrease in cash used in investing activities is due to cash used for business acquisitions in 2017 and changes in available-for-sale investment activity in 2018 compared to 2017.

Our capital expenditures during 2018 and 2017 were $6.3 million and $4.0 million, respectively.

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

During the years ended December 31, 2018 and 2017, we received proceeds of $11.0 million and $17.0 million, respectively, from the exercise of options to purchase common stock.

During the year ended December 31, 2018 and 2017, we made tax payments of $7.4 million and $5.5 million, respectively, related to the net share settlement of restricted stock units that vested during the period.

During the year ended December 31, 2018, we repurchased 937,264 shares of our stock in the open market for $23.9 million compared to 119,007 shares for $1.8 million in the same period in 2017.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily debt obligations and non-cancellable operating leases.

Our contractual cash obligations at December 31, 2018 are as follows:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating lease obligations	14,094	4,866	7,052	1,477	699
Purchase commitments	59,627	59,627	—	—	—
Total contractual obligations	$73,721	$64,493	$7,052	$1,477	$699

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

Revenue Recognition

We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Shipping charges billed to dealers and distributors are included in product revenue and related shipping costs are included in cost of revenue. We have elected to account for shipping and handling activities performed after control has been transferred to the customer as a fulfillment cost and accrue for these costs if revenue is recognized before contractually agreed-upon shipping and handling occurs.

Solution Products Revenue

We sell our solution products through a network of independent dealers, distributors and retailers. These dealers, distributors and retailers generally sell our products as part of a bundled sale, which typically includes other third‑party products and related services, project design, installation services and on‑going support.

Our products are generally highly dependent on, and interrelated with, the underlying operating system and cannot function without the operating system. In these cases, the hardware and software license are accounted for as a single performance obligation and revenue is recognized at the point in time when ownership is transferred to dealers, distributors, and retailers, which is typically at the time the product is shipped. In cases where revenue is allocated to software updates and technical support, primarily because the updates and technical support are provided at no additional charge, revenue is recognized as the updates and technical support are provided, which is ratably over the estimated life of the related device.

Certain customers may receive cash-based incentives or credits; which are accounted for as variable consideration. We record estimated reductions to revenue for dealer incentives at the time of the initial sale. The estimated reductions to revenue are based on the sales terms and the Company’s historical experience and trend analysis. The most common incentive relates to amounts paid or credited to dealers for achieving defined volume levels or growth objectives.

Subscription Service Revenue

We offer a subscription service that allows consumers to control and monitor their homes remotely and allows the consumer’s respective Control4 dealer to perform remote diagnostic services. Subscription revenue is deferred at the time of payment and recognized ratably over the contract period which is typically one year.

Third-Party Product Revenue

We recognize revenue net of cost of revenue for non-inventoried, third‑party products sold through our online ordering system. Our primary role is to arrange for another entity to provide the goods or services and we do not control the promised good or service before it is transferred to the customer.

Significant Judgments

Our contracts with dealers, distributors, and retailers can include promises to transfer multiple products and services. Determining whether multiple products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately, including software updates and technical support provided at no additional charge. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, the SSP is determined using information that may include market conditions and other observable inputs.

Our products are generally sold with a limited right of return and we may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize.

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

Inventory write-downs for excess, defective and obsolete inventory are recorded as cost of revenue and totaled $4.2 million, $4.1 million and $3.1 million, and in 2018, 2017 and 2016, respectively.

Limited Product Warranties

We provide our customers a limited product warranty of two, three or ten years depending on product type and brand. The limited product warranties require us, at our option, to repair or replace defective products during the warranty period at no cost to the customer or refund the purchase price. We estimate the costs that may be incurred to replace, repair or issue a refund for defective products and record a reserve at the time revenue is recognized. Factors that affect our warranty liability include the cost of the products sold, our historical experience, and management’s judgment regarding anticipated rates of product warranty returns, net of refurbished products. We assess the adequacy of our recorded warranty liability each period and make adjustments to the liability as necessary. Our warranty liability was $2.5 million and $2.0 million at December 31, 2018 and 2017, respectively.

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

We have historically provided a full valuation allowance against the deferred tax assets of our domestic and U.K. operations. Given our current level of pre-tax income in the U.S., and assuming, at a minimum, we maintain our current level of pre-tax income, we expect to fully utilize our U.S. federal and state net operating loss carryforward balances. As a result, in the fourth quarter 2018, we released the full valuation allowance against our U.S. federal and state deferred tax assets other than foreign tax credit carryovers, resulting in a non-cash benefit to income tax expense of approximately $23.4 million. Due to the net losses incurred and the uncertainty of realizing the deferred tax assets in the U.K., we continue to maintain a full valuation allowance against the deferred tax assets of our UK operations.

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

Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. During the years ended December 31, 2018, 2017 and 2016, we did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

We test goodwill for impairment on an annual basis as of October 1, and in the interim by reporting unit if events and circumstances indicate that goodwill may be impaired. We initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we compare the reporting unit’s carrying amount to its fair value. If the reporting unit’s carrying amount exceeds its fair value, we record an impairment charge based on that difference. No impairment of long-lived and intangible assets or goodwill was recorded during the years ended December 31, 2018, 2017, and 2016, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of forfeitures, over the requisite service period, which is the vesting period of the respective award.

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

Under the provisions of ASU 2016-09, which we adopted as of January 1, 2017, we have elected to recognize forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

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

We did not grant any stock options during 2018 or 2017. The fair value of each option awarded during the year ended December 31, 2016, was estimated using an expected volatility of 62%, no expected dividends, an expected term of 6.1 years, and a risk-free rate of 1.1%.

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of December 31, 2018, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.1 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

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

ITEM 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Control4 Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Control4 Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the PCAOB, the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2019 expressed an unqualified opinion thereon.

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

Salt Lake City, Utah February 11, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Control4 Corporation

Opinion on Internal Control over Financial Reporting

We have audited Control4 Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Control4 Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Control4 Corporation as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, of the Company and our report dated February 11, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 11, 2019

CONTROL4 CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$40,395	$29,761
Restricted cash	259	273
Short-term investments	52,794	44,057
Accounts receivable, net	33,016	29,925
Inventories	42,684	37,171
Prepaid expenses and other current assets	6,100	4,369
Total current assets	175,248	145,556
Property and equipment, net	9,663	7,337
Long-term investments	—	12,038
Intangible assets, net	20,651	26,081
Goodwill	21,530	21,867
Other assets	25,456	1,618
Total assets	$252,548	$214,497
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,213	$25,654
Accrued liabilities	9,142	10,835
Current portion of deferred revenue	5,507	4,538
Total current liabilities	40,862	41,027
Other long-term liabilities	5,339	3,942
Total liabilities	46,201	44,969
Commitments and contingencies (Note 11)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 26,516,912 and 25,832,895 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	235,529	242,281
Accumulated deficit	(28,385)	(72,225)
Accumulated other comprehensive loss	(800)	(531)
Total stockholders’ equity	206,347	169,528
Total liabilities and stockholders’ equity	$252,548	$214,497

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 31,
	2018	2017	2016

Revenue	$272,458	$244,175	$208,130
Cost of revenue	130,455	120,230	105,123
Gross margin	142,003	123,945	103,007
Operating expenses:
Research and development	43,605	40,638	35,985
Sales and marketing	50,834	47,825	42,198
General and administrative	26,399	21,926	20,309
Litigation settlement	—	—	475
Total operating expenses	120,838	110,389	98,967
Income from operations	21,165	13,556	4,040
Other income (expense), net:
Interest, net	1,222	409	45
Other income (expense), net	(1,538)	(78)	(587)
Total other income (expense), net	(316)	331	(542)
Income before income taxes	20,849	13,887	3,498
Income tax benefit	(22,991)	(1,568)	(8,800)
Net income	$43,840	$15,455	$12,298
Net income per common share:
Basic	$1.67	$0.62	$0.53
Diluted	$1.60	$0.58	$0.50
Weighted-average number of shares:
Basic	26,235	24,803	23,402
Diluted	27,484	26,775	24,360

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended
	December 31,
	2018	2017	2016

Net income	$43,840	$15,455	$12,298
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(281)	380	(171)
Net unrealized gains (losses) on available-for-sale investments, net of tax	12	(47)	46
Total other comprehensive income (loss)	(269)	333	(125)
Comprehensive income	$43,571	$15,788	$12,173

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders’ Equity
							Accumulated
	Common Stock		Treasury Stock		Additional		Other	Total
	Number of		Number of		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2015	23,436,288	$2	1,154,480	$(9,020)	$220,782	$(95,580)	$(739)	$115,445
Net income	—	—	—	—	—	12,298	—	12,298
Other comprehensive loss	—	—	—	—	—	—	(125)	(125)
Cumulative effect of accounting change - ASC 606	—	—	—	—	—	(4,065)	—	(4,065)
Excess tax benefit from exercise of options for common stock	—	—	—	—	89	—	—	89
Stock-based compensation	—	—	—	—	8,324	—	—	8,324
Issuance of common stock upon exercise of stock options and vesting of restricted stock	721,138	—	—	—	3,437	—	—	3,437
Repurchase of common stock for treasury	(427,646)	—	427,646	(3,242)	—	—	—	(3,242)
Retirement of treasury stock	—	—	(1,582,126)	12,262	(12,262)	—	—	—
Balance at December 31, 2016	23,729,780	2	—	—	220,370	(87,347)	(864)	132,161
Net income	—	—	—	—	—	15,455	—	15,455
Other comprehensive income	—	—	—	—	—	—	333	333
Cumulative effect of accounting change - ASU 2016-09	—	—	—	—	333	(333)	—	—
Stock-based compensation	65,171	—	—	—	11,975	—	—	11,975
Issuance of common stock upon exercise of stock options and vesting of restricted stock	2,156,951	1	—	—	11,424	—	—	11,425
Repurchase of common stock for treasury	(119,007)	—	119,007	(1,821)	—	—	—	(1,821)
Retirement of treasury stock	—	—	(119,007)	1,821	(1,821)	—	—	—
Balance at December 31, 2017	25,832,895	3	—	—	242,281	(72,225)	(531)	169,528
Net income	—	—	—	—	—	43,840	—	43,840
Other comprehensive loss	—	—	—	—	—	—	(269)	(269)
Stock-based compensation	62,230	—	—	—	13,511	—	—	13,511
Issuance of common stock upon exercise of stock options and vesting of restricted stock	1,559,051	—	—	—	3,609	—	—	3,609
Repurchase of common stock for treasury	(937,264)	—	937,264	(23,872)	—	—	—	(23,872)
Retirement of treasury stock	—	—	(937,264)	23,872	(23,872)	—	—	—
Balance at December 31, 2018	26,516,912	$3	—	$—	$235,529	$(28,385)	$(800)	$206,347

See accompanying notes to consolidated financial statements.

CONTROL4 CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016

Operating activities
Net income	$43,840	$15,455	$12,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,946	3,686	3,318
Amortization of intangible assets	5,464	5,212	4,598
Loss on disposal of fixed assets	5	1	13
Provision for doubtful accounts	839	815	345
Investment discount and premium amortization	(534)	(109)	339
Release of valuation allowance	(23,435)	—	—
Stock-based compensation	13,511	12,105	8,370
Tax benefit from business acquisition	—	(2,257)	(9,402)
Deferred tax asset adjustment	—	767	—
Changes in assets and liabilities:
Accounts receivable, net	(4,503)	(5,116)	(3,765)
Inventories	(6,341)	(9,324)	(1,589)
Prepaid expenses and other current assets	(1,729)	(593)	1,184
Other assets	(450)	(201)	(307)
Accounts payable	1,940	6,370	(32)
Accrued liabilities	(67)	(441)	1,999
Deferred revenue	1,086	1,213	1,362
Other long-term liabilities	1,378	(156)	(653)
Net cash provided by operating activities	34,950	27,427	18,078
Investing activities
Purchases of available-for-sale investments	(62,603)	(76,796)	(19,227)
Proceeds from sales of available-for-sale investments	3,800	3,955	900
Proceeds from maturities of available-for-sale investments	62,650	43,780	42,203
Purchases of property and equipment	(6,288)	(3,952)	(2,682)
Business acquisitions, net of cash acquired	(1,411)	(9,258)	(32,891)
Net cash used in investing activities	(3,852)	(42,271)	(11,697)
Financing activities
Proceeds from exercise of options for common stock	10,976	16,959	3,437
Payments for withholding taxes related to net share settlement of equity awards	(7,367)	(5,534)	—
Repurchase of common stock	(23,872)	(1,821)	(3,242)
Repayment of notes payable	—	—	(913)
Proceeds from revolving credit facility	—	—	5,000
Repayment of revolving credit facility	—	—	(5,000)
Payment of debt issuance costs	(113)	—	(89)
Net cash (used in) provided by financing activities	(20,376)	9,604	(807)
Effect of exchange rate changes on cash and cash equivalents	(102)	214	(340)
Net change in cash and cash equivalents	10,620	(5,026)	5,234
Unrestricted and restricted cash and cash equivalents at beginning of period	30,034	35,060	29,826
Unrestricted and restricted cash and cash equivalents at end of period	$40,654	$30,034	$35,060
Supplemental disclosure of cash flow information
Cash paid for interest	$145	$57	$204
Cash paid for taxes	$1,159	$1,292	$1,115
Supplemental schedule of non-cash investing and financing activities
Landlord paid tenant improvements	$—	$—	$39
Business acquisitions holdback liability	$—	$1,414	$—
Purchases of property and equipment financed by accounts payable	$400	$351	$135
Net unrealized gains (losses) on available-for-sale investments	$12	$(47)	$46

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

Concentrations of Risk

The Company’s accounts receivable is derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in U.S. dollars, except for sales to dealers and distributors located in the United Kingdom, Canada, Australia, and the European Union, which are generally denominated in pounds sterling, Canadian dollars, Australian dollars, and the euro, respectively. There were no individual account balances greater than 10% of total accounts receivable as of December 31, 2018 and 2017.

No dealer or distributor accounted for more than 10% of total revenue for the years ended December 31, 2018, 2017 and 2016.

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

The following table presents the changes in the product warranty liability (in thousands):

	Years Ended
	December 31,
	2018	2017	2016
Balance at the beginning of the period	$2,032	$1,945	$1,415
Warranty costs accrued	4,040	3,147	2,458
Warranty claims	(3,548)	(3,060)	(1,928)
Balance at the end of the period	$2,524	$2,032	$1,945

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

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share (in thousands):

	Years Ended
	December 31,
	2018	2017	2016
Numerator:
Net income	$43,840	$15,455	$12,298
Denominator:
Weighted average common stock outstanding for basic net income per common share	26,235	24,803	23,402
Effect of dilutive securities—stock options and restricted stock units	1,249	1,972	958
Weighted average common shares and dilutive securities outstanding	27,484	26,775	24,360

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

	Years Ended
	December 31,
	2018	2017	2016
Options to purchase common stock	—	660	2,328
Restricted stock units	98	5	17
Total	98	665	2,345

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid short‑term investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds.

Restricted Cash

Restricted cash as of December 31, 2018 and 2017, is composed of a guarantee made by the Company’s subsidiary in the United Kingdom to HM Revenue & Customs related to a customs duty deferment account.

Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost or net realizable value using the first‑in, first‑out method. The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write‑downs for excess, defective and obsolete inventory are recorded as a cost of revenue and totaled $4.2 million, $4.1 million, and $3.1 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

Property and Equipment

Property and equipment are recorded at historical cost, less accumulated depreciation. Depreciation is computed using the straight‑line method over the following estimated useful lives:

Computer equipment and software	3	-	4	years
Manufacturing tooling and test equipment	3	-	4	years
Lab and warehouse equipment	2	-	5	years
Furniture and fixtures	2	-	5	years
Other	2	-	3	years

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

reporting unit’s carrying amount to its fair value. If the reporting unit’s carrying amount exceeds its fair value, an impairment charge is recorded based on that difference.

There was no impairment of long-lived assets or goodwill during the years ended December 31, 2018, 2017 and 2016.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in the United Kingdom, Germany and Serbia, Australia, China, and India are the pound sterling, the euro, the Australian dollar, the Chinese yuan, and the Indian rupee, respectively. The subsidiary’s assets and liabilities have been translated to U.S. dollars using the exchange rates in effect at the balance sheet dates. Statements of operations amounts have been translated using the monthly average exchange rate for each year. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss).

Foreign currency transaction gains and losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the local currency are primarily included in other income (expense). The Company enters into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of its subsidiaries in the United Kingdom and Australia. The foreign currency derivatives are not designated as accounting hedges. The Company recognized a foreign exchange loss, net of the foreign currency derivatives, of $1.6 million, $0.1 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock‑Based Compensation

The Company recognizes compensation expense for all stock‑based awards issued to employees and directors based on estimated grant date fair values. Stock-based awards issued to non-employees in exchange for goods or services are recognized and expensed using the same methodology. The Company selected the Black‑Scholes option‑pricing model to determine the estimated fair value at the date of grant for stock options.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of its income tax provision. During the years ended December 31, 2018, 2017 and 2016, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs and related travel expenses for sales and marketing personnel, including non-cash stock-based compensation expense. Sales and marketing expenses also include expenses associated with trade shows, marketing events, advertising, training and other marketing-related programs. Advertising and other promotional costs are expensed as incurred and were $1.9 million, $1.3 million, and $1.2 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. This analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective as of November 5, 2018. The adoption of this final rule will not have a material impact on the interim condensed consolidated financial statements.

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

The Company expects the standard will have a material impact on the Company’s consolidated balance sheets but will not have a material impact on the consolidated statements of operations. The most significant impact will be the recognition of right of use assets and lease liabilities for operating leases. In connection with the adoption of the new lease accounting standard, the Company has completed scoping reviews and continues to make progress implementing new processes, systems, accounting policies and internal controls relevant to the standard. The Company will adopt this standard on January 1, 2019 using the prospective adoption approach and has elected to use the practical expedients allowed under the standard.

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Finished goods	$39,142	$33,050
Component parts	3,490	4,025
Work-in-process	52	96
	$42,684	$37,171

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Computer equipment and software	$5,380	$5,030
Manufacturing tooling and test equipment	4,598	4,894
Lab and warehouse equipment	5,938	4,869
Leasehold improvements	5,954	3,960
Furniture and fixtures	4,670	3,698
Other	1,159	1,086
	27,699	23,537
Less: accumulated depreciation	(18,036)	(16,200)
	$9,663	$7,337

Other assets consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Deferred tax asset	$23,098	$464
Deposits	2,183	404
Other	175	750
	$25,456	$1,618

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Sales returns and current portion of warranty liability	$2,539	$2,872
Compensation accruals	5,444	5,241
Other accrued liabilities	1,159	2,722
	$9,142	$10,835

Other long-term liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Deferred revenue	$3,192	$3,143
Warranty	875	600
Other	1,272	199
	$5,339	$3,942

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the years ended December 31, 2018 and 2017, the Company did not record significant realized gains or losses on the sales of available-for-sale investments. The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short- or long-term investments as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$30,501	$—	$—	$30,501	$30,501	$—	$—

Level 1:
Money market funds	6,903	—	—	6,903	6,903	—	—
U.S. government notes	10,420	—	(14)	10,406	—	10,406	—
Subtotal	17,323	—	(14)	17,309	6,903	10,406	—

Level 2:
Corporate bonds	21,612	1	(37)	21,576	—	21,576	—
Commercial paper	23,803	—	—	23,803	2,991	20,812	—
Subtotal	45,415	1	(37)	45,379	2,991	42,388	—
Total	$93,239	$1	$(51)	$93,189	$40,395	$52,794	$—

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2018, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity. During the years ended December 31, 2018 and 2017, the Company did not recognize any significant impairment charges.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying consolidated financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued liabilities approximate their fair value because of the short term nature of the accounts.

Derivative Financial Instruments

The Company has foreign currency exposure related to the operations in Australia, Canada, the United Kingdom, as well as other foreign locations. The Company enters into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of its subsidiaries in Australia and the United Kingdom. The foreign currency derivatives are not designated as accounting hedges. The Company recognizes these derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The Company records changes in the fair value (i.e. gains or losses) of these derivative instruments in the accompanying Consolidated Statements of Operations as Other income (expense), net. The settlements of these transactions are included in net income (loss) in the accompanying Consolidated Statements of Cash Flow.

The Company settles its foreign exchange contracts on the last day of every month. As a result, there are no assets or liabilities recorded in the accompanying Consolidated Balance Sheets related to derivative instruments as of December 31, 2018 and 2017.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The following table shows the pre-tax gains (losses) of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Years Ended
		December 31,
	Income Statement Location	2018	2017	2016
Foreign exchange forward contracts	Other income (expense), net	$35	$(1,662)	$418

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

Acquisition of Triad Holdings, Inc.

On February 27, 2017, the Company entered into a definitive agreement to acquire Triad Holdings, Inc., (“Triad Holdings”), along with its wholly owned subsidiary Triad Speakers, Inc. (“Triad Speakers” and together with Triad Holdings “Triad”) through the purchase of all the outstanding shares of common stock of Triad for a purchase price of $9.2 million, which included cash acquired of $0.3 million. In accordance with the purchase agreement, $1.4 million of the purchase price was held for 18 months from the acquisition date to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise (the “Holdback”). Due to customary working capital adjustments after the acquisition date, the Holdback was reduced to $1.1 million and was subsequently distributed during the third quarter of 2018.

The Company determined the Triad acquisition was not a significant acquisition under Rule 3-05 of Regulation S‑X.

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2017	$21,867
Measurement period adjustments	(37)
Foreign currency translation adjustment	(300)
Balance at December 31, 2018	$21,530

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Intangible assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$17,495	$(10,145)	$7,350
Customer relationships	12,009	(4,050)	7,959
Trademark/trade name	6,776	(1,434)	5,342
Non-competition agreements	295	(295)	—
Total intangible assets	$36,575	$(15,924)	$20,651

	December 31, 2017
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$19,626	$(8,914)	$10,712
Customer relationships	12,009	(2,556)	9,453
Trademark/trade name	6,776	(869)	5,907
Non-competition agreements	295	(286)	9
Total intangible assets	$38,706	$(12,625)	$26,081

For a discussion of the significant changes in intangible assets, see Note 4. The weighted average amortization period is 6.9 years for developed technology, 8.4 years for customer relationships, 12.0 years for trademark/trade names, 2.0 years for non-competition agreements, and 7.3 years in total.

The Company recorded amortization expense during the respective periods for these intangible assets as follows: (in thousands):

	Years Ended
	December 31,
	2018	2017	2016
Cost of revenue	$3,397	$3,164	$3,052
Research and development	80	193	188
Sales and marketing	1,987	1,855	1,358
Total amortization of intangible assets	$5,464	$5,212	$4,598

Amortization of finite lived intangible assets as of December 31, 2018 is as follows for the next five years (in thousands):

Amount
2019	$5,655
2020	4,604
2021	2,256
2022	2,093
2023	2,035
Thereafter	4,008
$20,651

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

Control4 will be assessed an unused revolving line facility fee of 0.25% in any quarter wherein the amount of advances under the New Credit Facility is less than $15.0 million. As of December 31, 2018, Control4 had no outstanding borrowings under the New Credit Facility.

The 2018 Loan Amendment contains various restrictive and financial covenants, and the Company was in compliance with each of these covenants as of December 31, 2018.

7. Revenue Recognition

ASC 606 Adoption

On January 1, 2018, the Company adopted ASC 606 utilizing the full retrospective method of transition, which required a retrospective adjustment of each prior reporting period presented. The Company applied the new standard using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed. Upon adoption of ASC 606, the Company implemented internal controls over revenue recognition and related financial statement disclosures.

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The adoption of ASC 606 impacted the Company’s previously reported results as follows (in thousands, except per share data):

	Year Ended			Year Ended
	December 31,			December 31,
	2017			2016
	As previously reported	ASC 606 adjustment	As adjusted	As previously reported	ASC 606 adjustment	As adjusted
Revenue	$244,725	$(550)	$244,175	$208,802	$(672)	$208,130
Income tax benefit	(1,542)	(26)	(1,568)	(8,784)	(16)	(8,800)
Net income	15,979	(524)	15,455	12,954	(656)	12,298
Basic earnings per share	$0.64	$(0.02)	$0.62	$0.55	$(0.02)	$0.53
Diluted earnings per share	$0.60	$(0.02)	$0.58	$0.53	$(0.03)	$0.50

	December 31, 2017
	As previously reported	ASC 606 adjustment	As adjusted
Other assets	$1,576	$42	$1,618
Current portion of deferred revenue	2,311	2,227	4,538
Other long-term liabilities	882	3,060	3,942
Stockholders’ equity	174,773	(5,245)	169,528

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

Disaggregated Revenue

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. There was no single foreign country that accounted for more than 10% of total revenue for the years ended December 31, 2018, 2017, and 2016. The following table sets forth revenue from the United States, Canada and all other international dealers and distributors combined (in thousands, except percentages):

	Years Ended
	December 31,
	2018	2017	2016
Revenue-United States	$187,852	$169,547	$147,713
Revenue-Canada	22,700	20,765	16,694
Revenue-all other international sources	61,906	53,863	43,723
Total revenue	$272,458	$244,175	$208,130
International revenue (excluding Canada) as a percent of total revenue	23%	22%	21%

 Contract Balances

As of December 31, 2018, and December 31, 2017, accounts receivable, net of allowance for doubtful accounts, were $33.0 million and $29.9 million, respectively.

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

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Years Ended
	December 31,
	2018	2017	2016
Balance at beginning of period	$1,147	$981	$824
Provision	839	815	345
Write-offs	(457)	(649)	(188)
Balance at end of period	$1,529	$1,147	$981

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

Deferred revenue is comprised mainly of unearned revenue related to subscription services as well as revenue deferred on the sale of solution products for software updates and technical support. The following table presents the changes in deferred revenue (in thousands):

	Years Ended
	December 31,
	2018	2017	2016
Balance at the beginning of the period	$7,681	$6,390	$5,164
Deferred revenue	8,640	6,320	4,979
Recognition of deferred revenue	(7,622)	(5,029)	(3,753)
Balance at the end of the period	$8,699	$7,681	$6,390

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but not recognized revenue was $9.8 million as of December 31, 2018, of which the Company expects to recognize approximately 44% of the revenue over the next 12 months and the remainder over a period of three to four years.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has elected to immediately expense contract acquisition costs that would be amortized in one year or less. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year; these incremental costs were immaterial for all periods presented.

8. Income Taxes

On December 22, 2017, the United States enacted tax reform legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company was required to recognize the effect of the tax law changes in the period of enactment. In order to calculate the effect of the Tax Act, the Company was required to determine the transition tax amount and remeasure

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. For the year ended December 31, 2017, the Company recorded provisional amounts in accordance SAB 118 where it was possible to make reasonable estimates of the effects of the Tax Act.

The Tax Act reduced the U.S. federal corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. The Company evaluated the decrease in the tax rate and recorded a provisional, one-time tax expense of approximately $9.0 million as of December 31, 2017. This expense was offset by an equal change in the valuation allowance, resulting in a net tax expense or benefit of $0.  The Company also recorded a one-time tax benefit and corresponding reduction to the valuation allowance of $0.4 million related to Alternative Minimum Tax credit carryforwards that are expected to be refundable as of December 31, 2017; the Tax Act contributed to $0.2 million of this tax benefit.

During the year ended December 31, 2018, the Company recorded the federal income tax impact of the one-time mandatory transition tax on unrepatriated foreign earnings under the Tax Act resulting in a one-time deferred tax expense of $0.5 million. The Company fully offset the one-time deferred tax expense with a corresponding reduction to the valuation allowance of $0.5 million. All aspects of the Tax Act were accounted for prior to the closure of the one-year measurement period provided by SAB 118.

The Tax Act also created a new requirement on global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries for tax years beginning on or after January 1, 2018. The GILTI provisions require foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s assets to be included in the Company’s U.S. income tax return. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has made the election to account for GILTI as a component of current taxes incurred rather than as a component of deferred taxes.

The domestic and foreign components of net income before income tax expense consists of the following for the periods shown below (in thousands):

	Years Ended
	December 31,
	2018	2017	2016
Income before income taxes:
Domestic	$20,553	$10,848	$5,619
Foreign	296	3,039	(2,121)
Total income before income taxes	$20,849	$13,887	$3,498

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The provision for income taxes consisted of the following components (in thousands):

	Years Ended
	December 31,
	2018	2017	2016
Current:
Domestic
Federal	$(687)	$(511)	$400
State	77	121	232
Foreign	308	490	522
Total current tax expense	(302)	100	1,154
Deferred:
Domestic
Federal	1,817	6,322	1,313
State	669	(1,136)	(458)
Foreign	(219)	896	(1,068)
Valuation allowance	(24,956)	(7,750)	(9,741)
Total deferred tax benefit	(22,689)	(1,668)	(9,954)
Total income tax benefit	$(22,991)	$(1,568)	$(8,800)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Years Ended
	December 31,
	2018	2017	2016
Federal income tax rate	21.0%	34.0%	35.0%
State taxes, net of federal benefit	(20.1)	(1.8)	(21.9)
Stock-based compensation	(27.0)	(56.6)	26.0
162(m) deductible compensation limitation	5.1	—	—
Research and development credits	(1.4)	(2.5)	(1.1)
Change in valuation allowance	(95.5)	(58.9)	(294.6)
Non-deductible acquisition costs	0.2	0.3	4.0
Return to provision adjustments	2.9	(2.1)	(6.5)
Permanent items	3.8	4.2	3.3
Capital loss write-off	-	5.4	-
Deferred tax rate changes - US income tax reform	-	67.3	-
Differences in foreign tax rates	0.3	(1.8)	(0.6)
Other, net	0.4	1.2	4.8
Effective income tax rate	(110.3)%	(11.3)%	(251.6)%

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and (liabilities) are comprised of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Reserves and accruals	$2,757	$3,443
Inventories	1,095	1,906
Net operating loss carryforwards	14,621	17,354
Property, plant and equipment	1,491	1,073
Stock-based compensation	1,853	2,283
Research and development credit carryforwards	5,300	5,435
Other	111	—
Total deferred tax assets	27,228	31,494
Valuation allowance	(354)	(25,346)
Total deferred tax assets	26,874	6,148
Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	—	(190)
Intangible assets	(3,776)	(5,493)
Other	—	(1)
Total deferred tax liabilities	(3,776)	(5,684)
Net deferred tax asset	$23,098	$464

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

We have historically provided a full valuation allowance against the deferred tax assets of our domestic and U.K. operations. Given our current level of pre-tax income in the U.S., and assuming, at a minimum, we maintain our current level of pre-tax income, we expect to fully utilize our U.S. federal and state net operating loss carryforward balances. As a result, in the fourth quarter 2018, we released the full valuation allowance against our U.S. federal and state deferred tax assets, with the exception of our foreign tax credit carryovers, resulting in a non-cash benefit to income tax expense.

Due to the net losses incurred and the uncertainty of realizing the deferred tax assets in the U.K., we continue to maintain a full valuation allowance against the deferred tax assets of our U.K. operations. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive income in the U.K., the Company may release the valuation allowance in a future period. This release would result in the recognition of certain deferred tax assets, resulting in a decrease to income tax expense for the period such release is made.

The net valuation allowance decreased by approximately $25.0 million and $0.1 million and during the years ended December 31, 2018 and 2017, respectively.

Net operating loss and tax credit carryforwards as of December 31, 2018 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$57,054	2026 - 2037
Net operating losses, state	61,087	2020 - 2037
Tax credit carryforwards, federal	6,449	2023 -2034
Tax credit carryforwards, state	2,788	2019 - 2028
Net operating losses, foreign	535	None

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits, excluding interest and penalties (in thousands):

	Years Ended
	December 31,
	2018	2017	2016
Balance at the beginning of the period	$3,583	$3,583	$3,583
Current year additions	—	—	—
Balance at the end of the period	$3,583	$3,583	$3,583

No additional unrecognized tax benefits were computed for the 2018, 2017 or 2016 tax years, pending completion of a U.S. federal research and development credit tax study. Domestic research and development credits are the only source of unrecognized tax benefits.  As there are no new domestic credits, there is no current year change in unrecognized tax benefits.  As of December 31, 2018, the amount of unrecognized tax benefits that would, if recognized, impact the Company’s effective income tax rate is approximately $3.6 million.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in the United Kingdom, Australia, China, Germany, India and Serbia. The Company is subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company is no longer subject to income tax examinations for the following jurisdictions and years: federal, for years before 2015; state and local, for years before 2014; or foreign; for years before 2013. However, federal net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

During the year ended December 31, 2018, the Company concluded a U.S. federal income tax examination with the IRS for the tax years ended December 31, 2015 and December 31, 2016.  The examination resulted in reductions to U.S. federal NOL carryovers of $0.6 million.  The Company recognized a deferred tax expense of $0.1 million as a result of the IRS exam, which was offset by a corresponding reduction in the valuation allowance and a deferred tax benefit of $0.1 million, for a net tax impact of $0.

At December 31, 2018, the Company had undistributed foreign earnings of $0.5 million, which the Company intends to permanently reinvest in foreign subsidiaries in Australia. The undistributed foreign earnings from Australia have already been taxed for US income tax purposes, and due to the tax treaty between the US and Australia, any dividends from Australia would likely be subject to a preferential dividend withholding tax rate of 0%.  Accordingly, the Company has not recorded a deferred tax liability in connection with the permanently reinvested unremitted Australian earnings.  The Company anticipates that future overseas earnings in this jurisdiction will also be reinvested indefinitely. In accordance with the indefinite reinvestment criteria, the foreign currency gains recorded in other comprehensive income related to foreign currency translation in these jurisdictions have not been tax effected.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

9. Equity Compensation

Stock Options

In 2003, the Board of Directors adopted the 2003 Equity Incentive Plan (the “2003 Plan”), which provided for the granting of nonqualified and incentive stock options, stock appreciation rights, stock awards, restricted stock units and restricted stock awards. Under the 2003 Plan, the Company was able to grant nonqualified and incentive stock options to directors, employees and non-employees providing services to the Company. On June 11, 2013, the Company’s Board of Directors adopted the 2013 Stock Option and Incentive Plan (the “2013 Plan”), which was subsequently approved by the Company’s stockholders. To the extent that any awards outstanding under the 2003 Plan are forfeited or lapse unexercised after August 1, 2013, the shares of common stock subject to such awards will become available for issuance under the 2013 Plan. The 2013 Plan provides for annual increases in the number of reserved shares of 5% of the outstanding number of shares of the Company’s Common Stock as of the preceding December 31. On January 1, 2019, the number of reserved shares was increased by 1,325,845 in accordance with the provisions of the 2013 Plan.

A summary of stock option activity for the years ended December 31, 2018, 2017 and 2016 is presented below:

				Weighted
		Weighted		Average
	Shares Subject	Average	Weighted	Remaining
	to Options	Grant Date	Average	Contractual
	Outstanding	Fair Value	Exercise Price	Life (Years)
Balance at December 31, 2015	4,572,672		$10.72
Granted	50,000	$4.63	8.16
Exercised	(685,798)		5.01
Expired	(76,907)		14.96
Forfeited	(83,562)		14.81
Balance at December 31, 2016	3,776,405		11.55
Exercised	(1,617,659)		10.48
Expired	(60,275)		17.51
Forfeited	(28,669)		16.70
Balance at December 31, 2017	2,069,802		12.13
Exercised	(979,586)		11.20
Expired	(3,212)		5.95
Forfeited	(5,792)		13.30
Balance at December 31, 2018	1,081,212		12.98

Exercisable options at December 31, 2018	1,031,239		13.16	4.6
Vested and expected to vest at December 31, 2018	1,081,212		12.98	4.6

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$4.89	-	7.49	6.18	286,951	2.6	282,443	2.5
$8.16	-	12.93	10.54	280,219	5.2	234,876	5.0
$12.98	-	19.56	15.60	281,973	5.8	281,851	5.8
$20.91	-	22.92	21.15	232,069	5.1	232,069	5.1
				1,081,212		1,031,239

The total fair value of stock option awards vested during the years ended December 31, 2018, 2017, and 2016 was $1.9 million, $3.9 million and $5.4 million, respectively. The following table summarizes the aggregate intrinsic‑value of options exercised, outstanding and exercisable (in thousands):

	For the Years Ended
	and as of December 31,
	2018	2017	2016
Options Exercised	$18,616	$19,966	$3,312
Options Exercisable	5,420	31,841	6,089
Options Vested and Expected to Vest	5,836	36,489	6,280

The Company did not grant any option awards during 2018 or 2017. The fair value of each option awarded during the year ended December 31, 2016, was estimated using an expected volatility of 62%,  no expected dividends, an expected term of 6.1 years, and a risk-free rate of 1.1%.

Restricted stock units

A summary of restricted stock unit activity for the years ended December 31, 2018, 2017, and 2016 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2015	425,000	$8.18
Awarded	1,147,946	7.40
Vested	(35,340)	7.85
Forfeited	(141,219)	7.66
Non-vested balance at December 31, 2016	1,396,387	7.60
Awarded	783,060	11.28
Vested	(823,620)	7.62
Forfeited	(65,167)	8.82
Non-vested balance at December 31, 2017	1,290,660	9.75
Awarded	461,350	28.46
Vested	(866,515)	9.97
Forfeited	(61,130)	12.71
Non-vested balance at December 31, 2018	824,365	19.77

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

The total fair value of awards vested during the years ended December 31, 2018, 2017 and 2016 was $22.2 million, $16.0 million and $0.4 million, respectively. During the year ended December 31, 2018, 866,515 restricted stock units vested of which 287,050 shares were withheld for tax purposes resulting in the issuance of 579,465 shares of common stock.

The aggregate intrinsic value of unvested restricted stock at December 31, 2018 was $14.5 million.  The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s stock price of $17.60 as of December 31, 2018, which would have been received by the restricted stock unit participants had all restricted stock units been vested as of that date.

Stock-based compensation expense

Total stock‑based compensation expense has been classified as follows in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended
	December 31,
	2018	2017	2016
Cost of revenue	$247	$251	$171
Research and development	4,379	4,242	3,256
Sales and marketing	3,770	3,662	2,273
General and administrative	5,115	3,950	2,670
Total stock-based compensation expense	$13,511	$12,105	$8,370

For the years ended December 31, 2018, 2017 and 2016, we recognized tax benefits on total stock-based compensation expense, which are reflected in the provision for income taxes in the Consolidated Statements of Operations, of $10.1 million, $0.6 million, and $0.1 million, respectively. For the year ended December 31, 2018, we recognized $4.5 million in tax benefits from stock option awards exercised.

At December 31, 2018, there was $0.7 million of total unrecognized compensation cost related to non‑vested stock option awards that will be recognized over a weighted‑average period of 0.4 years.  At December 31, 2018, there was $10.5 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 1.7 years.

Company Matching Contribution to 401(k) Plan

The Company offers a 401(k) Plan and in November 2016, the Board of Directors authorized a matching contribution by the Company starting in 2017. Matching contributions are as follows: the Company will match 100% of the first 1% of salary contributed by a participant, and 50% of the next 5% of salary contributed by a participant, for a maximum matching contribution of 3.5% of the salary of a participant up to the limit on contributions imposed by the IRS.  Currently, the Company funds its match in contribution with shares of Control4’s common stock. During the years ended December 31, 2018 and 2017, the Company contributed 62,230 and 65,171 shares of stock, respectively, to employees under this plan and recorded $1.5 million and $1.4 million of expenses, respectively, associated with this contribution.

Control4 Corporation

Notes to Consolidated Financial Statements (Continued)

10. Share Repurchases

From time to time, the Company’s Board of Directors has authorized the repurchase of Control4 common stock on the open market. In February 2018, the Company’s Board of Directors authorized the expansion of the repurchase program providing approval for the Company to repurchase up to $20 million in Control4 common stock from time to time on the open market until June 2019. In October 2018, the Board of Directors increased the approval limit by another $20 million.

During the years ended December 31, 2018 and 2017, the Company repurchased 937,264 and 119,007 shares of common stock for $23.9 million and $1.8 million, respectively. As of December 31, 2018, the Company is authorized to purchase up to an additional $16.1 million in Control4 common stock through June 2019.

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

Rental expense was approximately $3.8 million, $2.9 million and $2.5 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum rental payments required under non‑cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of December 31, 2018 (in thousands):

2019	$4,865
2020	4,634
2021	2,420
2022	864
2023	612
Thereafter	699
$14,094

Purchase Commitments

The Company had non‑cancellable purchase commitments for the purchase of inventory, which extend through October 2019 totaling approximately $59.6 million as of December 31, 2018.

Indemnification

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these agreements as of December 31, 2018, as there were no outstanding claims.

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

12. Subsequent Events

On February 1, 2019, Control4 acquired all the outstanding shares of common stock of the Switzerland-based company, NEEO AG. In accordance with the terms and conditions of the stock purchase agreement, Control4 agreed to acquire all the outstanding shares of common stock for a purchase price of $11.0 million in cash. Control4 will hold 15% of the purchase price, less the amount paid to satisfy convertible loan debt, in escrow for up to 18 months to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise. In addition, Control4 granted retention RSUs to certain key employees of NEEO upon their acceptance of employment offers with Control4. These RSUs will be granted pursuant to Control4’s 2013 Stock Option and Incentive Plan and will vest over three years.

The Company is in the process of determining the fair values of the net assets acquired and will include NEEO’s results of operations in its financial statements with effect from the purchase date. Due to the timing of the acquisition, it is not currently practicable to include any preliminary disclosures of estimated fair values or pro forma information.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate the adoption of this standard on January 1, 2017. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) of the Exchange Act).  In assessing the effectiveness of our internal control over financial reporting as of December 31, 2018, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Ernst & Young LLP has audited our internal controls over financial reporting as of December 31, 2018; their report is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.  Other Information

None.

PART III.

We are incorporating by reference the information required by Part III of this Form 10-K from our proxy statement relating to our 2019 annual meeting of stockholders (the “2019 Proxy Statement”), which will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 11.  Executive Compensation

The information required by this Item will be contained in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be contained in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Service

The information required by this Item will be contained in the 2019 Proxy Statement and is incorporated herein by reference.

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

3.  Exhibits.  The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Exhibits:

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	August 30, 2013
3.2	Amended and Restated Bylaws of the Registrant.	S-1	3.4	July 1, 2013
4.1	Specimen Common Stock Certificate of the Registrant.	S-1/A	4.1	July 18, 2013
10.1+	Form of Director and Executive Officer Indemnification Agreement.	S-1	10.1	July 1, 2013
10.2+	2003 Equity Incentive Plan and forms of award agreements thereunder.	S-1	10.2	July 1, 2013
10.3+	2013 Stock Option and Incentive Plan and forms of award agreements thereunder.	S-1	10.3	July 1, 2013
10.4+	Offer Letter to Martin Plaehn, dated August 20, 2011.	S-1	10.4	July 1, 2013
10.5+	Offer Letter to Jeff Dungan, dated August 1, 2006.	S-1	10.7	July 1, 2013
10.6	Offer letter to Charlie Kindel, dated May 19, 2018	Filed herewith
10.7	Relationship Agreement, dated June 27, 2013, between the Registrant and Sanmina Corporation.	S-1/A	10.9	July 18, 2013
10.8	Amended and Restated Loan and Security Agreement, dated June 17, 2013, between the Registrant and Silicon Valley Bank.	S-1	10.11	July 1, 2013
10.9	Lease dated March 31, 2012 by and between the Registrant and Harbert MSB Lone Peak Campus, LLC (as successor-in-interest to Colliers Paragon, LLC), as amended on December 17, 2012, February 24, 2014, December 22, 2014, and June 29, 2016.	10-K	10.9	February 15, 2018
10.10	Second Loan Modification Agreement, dated January 29, 2016, by and between Silicon Valley Bank and Control4 Corporation	8-K	10.1	February 4, 2016
10.11	Third Loan Modification Agreement, dated February 6, 2018, by and between Silicon Valley Bank and Control4 Corporation	8-K	10.1	February 8, 2018

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.12	Fifth Amendment to Lease, executed March 6, 2018, by and among Herbert MSB Lone Peak Campus, LLC and Control4 Corporation	8-K	10.1	March 8, 2018
21.1	List of Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: February 11, 2019	CONTROL4 CORPORATION
	By:	/s/ MARK NOVAKOVICH
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned directors of Control4 Corporation, hereby severally constitute and appoint Martin Plaehn and Mark Novakovich, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Control4 Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 11, 2019.

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