Form 10-Q
period 2019-03-31
CONTROL4 CORP
filed 2019-05-10
CIK 1259515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to       .

Commission file number 001-36017

Control4 Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1583209 (I.R.S. Employer Identification No.)

11734 S. Election Road Salt Lake City, Utah (Address of principal executive offices)	84020 (Zip Code)

(801) 523-3100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CTRL	The NASDAQ Stock Market LLC

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

On May 3, 2019, 26,660,960 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

Control4 Corporation

Control4 Corporation

PART I — Financial Information

ITEM 1. Condensed Consolidated Financial Statements

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,828	$40,395
Restricted cash	264	259
Short-term investments	48,789	52,794
Accounts receivable, net	30,316	33,016
Inventories	45,867	42,684
Prepaid expenses and other current assets	9,633	6,100
Total current assets	154,697	175,248
Property and equipment, net	9,540	9,663
Operating lease right-of-use assets	10,567	—
Long-term investments	3,201	—
Intangible assets, net	25,389	20,651
Goodwill	31,403	21,530
Other assets	22,560	25,456
Total assets	$257,357	$252,548
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,083	$26,213
Accrued liabilities	7,151	9,142
Current portion of deferred revenue	5,588	5,507
Current operating lease liability	3,924	—
Total current liabilities	39,746	40,862
Long-term operating lease liability	7,924	—
Other long-term liabilities	5,838	5,339
Total liabilities	53,508	46,201
Commitments and contingencies (Note 14)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 26,655,506 and 26,516,912 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	234,999	235,529
Accumulated deficit	(30,355)	(28,385)
Accumulated other comprehensive loss	(798)	(800)
Total stockholders’ equity	203,849	206,347
Total liabilities and stockholders’ equity	$257,357	$252,548

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Revenue	$60,425	$59,149
Cost of revenue	31,142	28,410
Gross margin	29,283	30,739
Operating expenses:
Research and development	11,817	10,940
Sales and marketing	13,342	12,535
General and administrative	7,117	6,293
Total operating expenses	32,276	29,768
Income (loss) from operations	(2,993)	971
Other income (expense), net:
Interest, net	344	236
Other income (expense), net	(87)	(357)
Total other income (expense), net	257	(121)
Income (loss) before income taxes	(2,736)	850
Income tax benefit	(766)	(116)
Net income (loss)	$(1,970)	$966
Net income (loss) per common share:
Basic	$(0.07)	$0.04
Diluted	$(0.07)	$0.04
Weighted-average number of shares:
Basic	26,563	25,904
Diluted	26,563	27,526

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Net income (loss)	$(1,970)	$966
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(53)	(51)
Net unrealized gains (losses) on available-for-sale investments, net of tax	55	(64)
Total other comprehensive income (loss)	2	(115)
Comprehensive income (loss)	$(1,968)	$851

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Stockholders’ Equity
							Accumulated
	Common Stock		Treasury Stock		Additional		Other	Total
	Number of		Number of		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2018	26,516,912	$3	—	$—	$235,529	$(28,385)	$(800)	$206,347
Net loss	—	—	—	—	—	(1,970)	—	(1,970)
Other comprehensive income	—	—	—	—	—	—	2	2
Stock-based compensation	34,854	—	—	—	3,529	—	—	3,529
Issuance of common stock upon exercise of stock options and vesting of restricted stock	243,522	—	—	—	(1,537)	—	—	(1,537)
Repurchase of common stock for treasury	(139,782)	—	139,782	(2,522)	—	—	—	(2,522)
Retirement of treasury stock	—	—	(139,782)	2,522	(2,522)	—	—	—
Balance at March 31, 2019	26,655,506	$3	—	$—	$234,999	$(30,355)	$(798)	$203,849

	Stockholders’ Equity
							Accumulated
	Common Stock		Treasury Stock		Additional		Other	Total
	Number of		Number of		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2017	25,832,895	$3	—	$—	$242,281	$(72,226)	$(531)	$169,527
Net income	—	—	—	—	—	966	—	966
Other comprehensive loss	—	—	—	—	—	—	(115)	(115)
Stock-based compensation	—	—	—	—	2,921	—	—	2,921
Issuance of common stock upon exercise of stock options and vesting of restricted stock	475,399	—	—	—	(1,525)	—	—	(1,525)
Repurchase of common stock for treasury	(300,000)	—	300,000	(7,448)	—	—	—	(7,448)
Retirement of treasury stock	—	—	(300,000)	7,448	(7,448)	—	—	—
Balance at March 31, 2018	26,008,294	$3	—	$—	$236,229	$(71,260)	$(646)	$164,326

See accompanying notes to condensed consolidated financial statements (unaudited).

CONTROL4 CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
	(unaudited)
Operating activities
Net income (loss)	$(1,970)	$966
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1,109	969
Amortization of intangible assets	1,620	1,446
Loss on disposal of fixed assets	—	14
Provision for doubtful accounts	8	71
Investment discount and premium amortization, net	(169)	(83)
Stock-based compensation	3,529	3,335
Changes in assets and liabilities:
Accounts receivable, net	2,064	3,235
Inventories	(1,741)	(2,003)
Prepaid expenses and other current assets	(3,034)	(916)
Other assets	1,784	194
Accounts payable	(3,887)	(3,923)
Accrued liabilities	(3,395)	(3,083)
Deferred revenue	25	163
Other long-term liabilities	(650)	84
Net cash provided by (used in) operating activities	(4,707)	469
Investing activities
Purchases of available-for-sale investments	(27,171)	(19,501)
Proceeds from sales of available-for-sale investments	1,800	1,000
Proceeds from maturities of available-for-sale investments	26,399	18,200
Purchases of property and equipment	(1,171)	(892)
Business acquisitions, net of cash acquired	(11,695)	—
Net cash used in investing activities	(11,838)	(1,193)
Financing activities
Proceeds from exercise of options for common stock	310	2,089
Payments for withholding taxes related to net share settlement of equity awards	(1,847)	(3,614)
Repurchase of common stock	(2,522)	(7,448)
Payment of debt issuance costs	—	(113)
Net cash used in financing activities	(4,059)	(9,086)
Effect of exchange rate changes on cash and cash equivalents	42	48
Net change in cash and cash equivalents	(20,562)	(9,762)
Unrestricted and restricted cash and cash equivalents at beginning of period	40,654	30,034
Unrestricted and restricted cash and cash equivalents at end of period	$20,092	$20,272
Supplemental disclosure of cash flow information
Cash paid for interest	$81	$25
Cash paid for taxes	184	167
Supplemental schedule of non-cash investing and financing activities
Settlement of accounts receivable and other assets in business combinations	4,250	—
Business acquisitions holdback liability	1,310	—
Purchases of property and equipment financed by accounts payable	61	207
Net unrealized gains (losses) on available-for-sale investments	55	(64)

See accompanying notes to condensed consolidated financial statements (unaudited)

Control4 Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business and Summary of Significant Accounting Policies

Control4 Corporation (‘‘Control4’’ or the ‘‘Company’’) is a leading provider of professionally-installed smart home and business solutions that are designed to personalize and enhance how consumers engage with an ever-changing connected world. The Company’s entertainment, smart lighting, comfort and convenience, safety and security, and networking solutions unlock the potential of connected devices, making entertainment systems easier to use and more accessible, homes and businesses more comfortable and energy efficient, and individuals more connected and secure. The Company’s premium smart home and small business solutions provide consumers with the ability to integrate audio, video, lighting, temperature, security, communications, network management and other functionalities into a unified automation solution, customized to match their lifestyles and business needs. The Company’s advanced software, delivered through the controller and user-interface products together with various cloud services, power this customized experience, enabling cohesive interoperability with thousands of connected Control4 and third-party devices. The Company was incorporated in the state of Delaware on March 27, 2003.

Unaudited Interim Financial Statements

The accompanying condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other future interim or annual period.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the SEC on February 11, 2019. The December 31, 2018 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date.

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

Concentrations of Risk

The Company’s accounts receivable are derived from revenue earned from its worldwide network of independent dealers and distributors. The Company’s sales to dealers and distributors located outside the United States are generally denominated in U.S. dollars, except for sales to dealers and distributors located in Australia, Canada, the European Union, New Zealand, Switzerland, and the United Kingdom, which are generally denominated in Australian dollars, Canadian dollars, euros, New Zealand dollars, Swiss francs, and pounds sterling, respectively. There were no individual account balances greater than 10% of total accounts receivable as of March 31, 2019 and December 31, 2018.

No dealer or distributor accounted for more than 10% of total revenue for the three months ended March 31, 2019 and 2018.

While the Company partners with many manufacturers, generally one manufacturer is the Company’s sole source for a particular product or product family. A significant disruption in the operations of one of these manufacturers would impact the production of the Company’s products for a substantial period of time, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The following table presents the changes in the product warranty liability for the three months ended March 31, 2019 (in thousands):

Warranty Liability
Balance at December 31, 2018	$2,524
Warranty costs accrued	905
Warranty claims	(1,030)
Balance at March 31, 2019	$2,399

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the period that have a dilutive effect on net income (loss) per share. Potentially dilutive common shares result from the assumed exercise of outstanding stock options and settlement of restricted stock units.

The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income (loss)	$(1,970)	$966
Denominator:
Weighted average common stock outstanding for basic net income (loss) per common share	26,563	25,904
Effect of dilutive securities—stock options and restricted stock units	—	1,622
Weighted average common shares and dilutive securities outstanding	26,563	27,526

Potentially dilutive securities, including common equivalent shares, in which the assumed proceeds exceed the average market price of common stock for the applicable period, were not included in the calculation of diluted net income (loss) per share as their impact would be anti-dilutive. The following weighted-average common stock equivalents were anti-dilutive and therefore were excluded from the calculation of diluted net income (loss) per share (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Options to purchase common stock	1,065	—
Restricted stock units	1,114	166
Total	2,179	166

Restricted Cash

Restricted cash as of March 31, 2019 and December 31, 2018 is composed of a guarantee made by the Company’s subsidiary in the United Kingdom to HM Revenue & Customs related to a customs duty deferment account.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the guidance in ASC 840, “Leases.” The guidance requires balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The Company adopted the standard effective January 1, 2019 and elected the package of practical expedients available under the standard. The Company also elected to apply the simplified transition option that allows entities to not apply the new leases standard in the comparative periods presented in financial statements in the year of adoption. Internal controls have been implemented to enable the preparation of financial information on adoption.

The adoption of the standard resulted in recording right-of-use (“ROU”) assets of $10.0 million and lease liabilities of $11.9 million as of January 1, 2019. The ROU assets are lower than the lease liabilities as existing deferred rent and lease incentive liabilities were recorded against the right-of-use assets at adoption in accordance with the standard. The standard did not materially affect our condensed consolidated statements of operations or condensed consolidated statements of cash flows.

The Company determines if an arrangement is a lease at inception. Operating lease activity is included in operating lease right-of-use assets, and current and long-term operating lease liabilities on the condensed consolidated balance sheets for leases with terms greater than 12 months.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease terms may include options to extend or terminate the lease when its reasonably certain the Company will exercise that option.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements For Defined Benefit Plans.” The new standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The new standard is effective for public business entities for annual periods ending after December 31, 2020; early adoption is permitted, and the amendments are applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

2. Balance Sheet Components

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Finished goods	$42,213	$39,142
Component parts	3,630	3,490
Work-in-process	24	52
	$45,867	$42,684

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Income tax receivable	$4,215	$2,073
Prepaid expenses	2,436	1,683
Other	2,982	2,344
	$9,633	$6,100

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Leasehold improvements	$6,426	$5,954
Lab and warehouse equipment	6,137	5,938
Computer equipment and software	5,788	5,380
Manufacturing tooling and test equipment	4,697	4,598
Furniture and fixtures	4,645	4,670
Other	1,159	1,159
	28,852	27,699
Less: accumulated depreciation	(19,312)	(18,036)
	$9,540	$9,663

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Compensation accruals	$3,054	$5,444
Sales returns and current portion of warranty liability	2,564	2,539
Other accrued liabilities	1,533	1,159
	$7,151	$9,142

Other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Deferred revenue	$3,156	$3,192
Other	1,855	1,272
Warranty	827	875
	$5,838	$5,339

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

Cash, Cash Equivalents and Marketable Securities

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. During the three months ended March 31, 2019 and 2018, the Company did not record significant realized gains or losses on the sales of available-for-sale investments.

The following tables show the Company’s cash and available-for-sale investments’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category, recorded as cash and cash equivalents or short- or long-term investments as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$14,782	$—	$—	$14,782	$14,782	$—	$—

Level 1:
Money market funds	5,046	—	—	5,046	5,046	—	—
U.S. government notes	15,083	1	—	15,084	—	15,084	—
Subtotal	20,129	1	—	20,130	5,046	15,084	—

Level 2:
Corporate bonds	22,098	9	(5)	22,102	—	18,901	3,201
Commercial paper	14,804	—	—	14,804	—	14,804	—
Subtotal	36,902	9	(5)	36,906	—	33,705	3,201
Total	$71,813	$10	$(5)	$71,818	$19,828	$48,789	$3,201

	December 31, 2018
					Cash and
	Adjusted	Unrealized	Unrealized		Cash	Short-term	Long-term
	Cost	Gains	Losses	Fair Value	Equivalents	Investments	Investments

Cash	$30,501	$—	$—	$30,501	$30,501	$—	$—

Level 1:
Money market funds	6,903	—	—	6,903	6,903	—	—
U.S. government notes	10,420	—	(14)	10,406	—	10,406	—
Subtotal	17,323	—	(14)	17,309	6,903	10,406	—

Level 2:
Corporate bonds	21,612	1	(37)	21,576	—	21,576	—
Commercial paper	23,803	—	—	23,803	2,991	20,812	—
Subtotal	45,415	1	(37)	45,379	2,991	42,388	—
Total	$93,239	$1	$(51)	$93,189	$40,395	$52,794	$—

As of March 31, 2019, the Company considers the declines in market value of its investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. During the three months ended March 31, 2019 and 2018, the Company did not recognize any significant impairment charges. The Company invests in highly-rated securities, and its investment policy limits the amount of credit exposure to any one issuer. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The maturities of the Company’s long-term investments range from one to two years. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, as well as the fact it is not more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis, which may be maturity.

Fair Value of Other Financial Instruments

The carrying amounts reported in the accompanying condensed consolidated financial statements for restricted cash, accounts payable and accrued liabilities approximate their fair value because of the short-term nature of the accounts.

Derivative Financial Instruments

The Company has foreign currency exposure related to the operations in Australia, Canada, the European Union, New Zealand, Switzerland, and the United Kingdom, as well as other foreign locations. The Company has entered into forward contracts to help offset the exposure to movements in foreign currency exchange rates in relation to certain U.S. dollar denominated balance sheet accounts of its subsidiaries in the United Kingdom and Australia. The foreign currency derivatives are not designated as accounting hedges. The Company recognizes these derivative instruments as either assets or liabilities in the accompanying condensed consolidated balance sheets at fair value. The Company records changes in the fair value (i.e. gains or losses) of these derivative instruments in the accompanying condensed consolidated statement of operations as other income (expense), net. Gains and losses on derivative instruments are included in operating activities in the accompanying condensed consolidated statement of cash flows.

The Company settles its foreign exchange contracts on the last day of every month and enters into a new forward contract for the next month. As a result, there are no assets or liabilities recorded in the accompanying condensed consolidated balance sheets related to derivative instruments as of March 31, 2019.

The following table shows the pre-tax income (losses) of the Company’s derivative instruments not designated as hedging instruments (in thousands):

		Three Months Ended
		March 31,
	Income Statement Location	2019	2018
Foreign exchange forward contracts	Other income (expense), net	$(420)	$(548)

4. Leases

Operating Leases

The Company leases office and warehouse space under operating leases that expire between 2019 and 2025. The terms of the leases include periods of free rent, options for the Company to extend the leases (typically three to five years) and increasing rental rates over time. The Company recognizes rental expense under these operating leases on a straight-line basis over the lives of the leases.

Operating lease cost was approximately $1.1 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

Other information related to leases was as follows (in thousands):

	Three Months Ended
	March 31,
	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,274
Right-of-use assets obtained in exchange for new operating lease liabilities	1,088
Weighted-average remaining lease term - operating leases	3.2	years
Weighted-average discount rate - operating leases	5.8%

Future minimum rental payments due under non-cancelable operating leases with initial or remaining terms in excess of one year consist of the following as of March 31, 2019 (in thousands):

One year	$5,140
Two years	4,730
Three years	2,000
Four years	902
Five years	482
Thereafter	610
Total lease payments	13,864
Less landlord paid tenant improvements	(597)
Less imputed interest	(1,419)
Total	$11,848

5. Acquisitions

NEEO Acquisition

On February 1, 2019, Control4 acquired all the outstanding shares of common stock of the Switzerland-based, NEEO AG (“NEEO”) for total consideration transferred of $14.5 million. In accordance with the purchase agreement, $1.3 million of the purchase price will be held for up to 18 months from the acquisition date to cover any of the sellers’ post-closing obligations, including without limitation any indemnification that may arise. The Company has classified the $1.3 million holdback in other long-term liabilities.

Total consideration transferred for the NEEO acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed. The Company has adjusted the preliminary allocation of consideration as included in Exhibit 99.2 of Form 8-K/A filed with the U.S. Securities and Exchange Commission on April 16, 2019, with corresponding impacts to the pro forma adjustments reported in the unaudited pro forma condensed combined balance sheet as of December 31, 2018. First, total consideration transferred was increased from $11.0 million to $14.5 million due to a pre-existing relationship between Control4 and NEEO that was effectively settled as a result of the acquisition. Second, a measurement period adjustment was made to remove the deferred tax liability of $1.7 million due to NEEO’s net deferred tax asset position.

The preliminary amount of consideration transferred is subject to potential adjustments in the event that the preliminary estimates of accrued liabilities or intangible assets are adjusted pending final valuation, and due to tax-related matters that could have a material impact on the consolidated financial statements. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the acquisition date).

The following reflects the Company’s preliminary allocation of consideration transferred for the NEEO acquisition (in thousands):

NEEO
Acquisition
Cash	$445
Accounts receivable	17
Inventory	577
Other assets acquired	542
Intangible assets	6,384
Goodwill	9,242
Total assets acquired	17,207
Accounts payable	758
Accrued liabilities	1,478
Pension liability	488
Total net assets acquired	$14,483

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of remote-control technology and other internally developed technologies, which had estimated fair values of $5.8 million and $0.6 million, respectively. The Company will amortize the intangible assets on a straight-line basis over their estimated useful lives of 5 years for the remote-control technology and 2-3 years for the other internally developed technologies. The amortization of these intangible assets is not deductible for income tax purposes.

Goodwill

Goodwill of $9.2 million represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed and is attributable to NEEO’s assembled workforce, expected synergies and new products. This goodwill is not deductible for income tax purposes.

 Other

From the date of acquisition through March 31, 2019, the Company recorded losses of $0.2 million associated with NEEO but did not record any revenue. In addition, the Company incurred approximately $0.5 million in total acquisition-related costs, which are included in the accompanying condensed consolidated statements of operations as research and development and general and administrative expenses for the three months ended March 31, 2019.

Pro Forma Information

The unaudited pro forma information for the three months ended March 31, 2019 and 2018 presented below includes the effects of the NEEO acquisition as if it had been consummated as of January 1, 2018, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, including adjustments related to the amortization of acquired intangible assets, stock-based compensation expense, interest expense and estimated tax impacts. These adjustments are based upon information and assumptions available at the time of filing this Quarterly Report on Form 10-Q. The unaudited pro forma information does not reflect any operating efficiency or potential cost savings that could result from the consolidation of NEEO. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the actual results of the combined company if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	Three Months Ended
	March 31,
	2019	2018

Revenue	$60,447	$59,306
Income (loss) from operations	(3,242)	(247)
Net income (loss)	$(2,386)	$(241)
Net income (loss) per common share:
Basic	$(0.09)	$(0.01)
Diluted	$(0.09)	$(0.01)

Distributor Acquisitions

During the three months ended March 31, 2019, the Company began working directly with home automation integrators in Ireland, New Zealand, and Switzerland to better serve and support customers in those countries. The Company transferred $1.4 million in consideration for the acquisition of these distributors. This consideration was allocated to $0.7 million of inventory, $0.1 million of other assets, and $0.6 million of goodwill.

The Company determined these acquisitions were not significant.

6. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill consisted of the following (in thousands):

Amount
Balance at December 31, 2018	$21,530
Current period acquisitions	9,874
Foreign currency translation adjustment	(1)
Balance at March 31, 2019	$31,403

Goodwill represents the excess of consideration transferred over the fair value of assets acquired and liabilities assumed.

Amortizable Intangible Assets

The Company’s intangible assets and related accumulated amortization consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$23,854	$(11,251)	$12,603
Customer relationships	12,009	(4,424)	7,585
Trademark/trade name	6,776	(1,575)	5,201
Total intangible assets	$42,639	$(17,250)	$25,389

	December 31, 2018
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Developed technology	$17,495	$(10,145)	$7,350
Customer relationships	12,009	(4,050)	7,959
Trademark/trade name	6,776	(1,434)	5,342
Non-competition agreements	295	(295)	—
Total intangible assets	$36,575	$(15,924)	$20,651

The weighted average amortization period for developed technology, customer relationships, and trademarks/trade names is 5.2 years, 8.4 years, and 12.0 years, respectively; and 7.0 years for all amortizable intangible assets in total.

The Company recorded amortization expense during the three-month periods ended March 31, 2019 and 2018 for these intangible assets as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$864	$921
Research and development	259	28
Sales and marketing	497	497
Total amortization of intangible assets	$1,620	$1,446

Amortization of finite lived intangible assets as of March 31, 2019 for the next five years is as follows (in thousands):

Amount
Remainder of 2019	$5,355
2020	6,051
2021	3,457
2022	3,243
2023	3,183
Thereafter	4,100
$25,389

7. Long-Term Obligations

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

Control4 will be assessed an unused revolving line facility fee of 0.25% in any quarter wherein the amount of advances under the New Credit Facility is less than $15.0 million. As of March 31, 2019, Control4 had no outstanding borrowings under the revolving credit facility.

The 2018 Loan Amendment contains various restrictive and financial covenants, and the Company was in compliance with each of these covenants as of March 31, 2019.

8.  Revenue Recognition

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

Disaggregated Revenue

The Company’s revenue includes amounts earned through sales to dealers and distributors located outside of the United States. There was no single foreign country that accounted for more than 10% of total revenue for the three months ended March 31, 2019 and 2018. The following table sets forth revenue from the  United States,  Canada and all other international dealers and distributors combined (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue-United States	$41,003	$40,964
Revenue-Canada	5,171	5,264
Revenue-all other international sources	14,251	12,921
Total revenue	$60,425	$59,149
International revenue (excluding Canada) as a percent of total revenue	24%	22%

 Contract Balances

As of March 31, 2019 and December 31, 2018, accounts receivable, net of allowance for doubtful accounts, were $30.3 million and $33.0 million, respectively.

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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

Allowance
Balance at December 31, 2018	$1,529
Provision	8
Write-offs	(291)
Balance at March 31, 2019	$1,246

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

Deferred revenue is comprised mainly of unearned revenue related to subscription services as well as revenue deferred on the sale of solution products for software updates and technical support. The following table presents the changes in deferred revenue for the three months ended March 31, 2019 (in thousands):

Deferred Revenue
Balance at December 31, 2018	$8,699
Deferred revenue	4,593
Recognition of deferred revenue	(4,548)
Balance at March 31, 2019	$8,744

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted but not recognized revenue was $9.8 million as of March 31, 2019, of which the Company expects to recognize approximately 44% of the revenue over the next 12 months and the remainder over a period of three to four years.

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

A summary of stock option activity for the three months ended March 31, 2019 is presented below:

			Weighted
			Average
	Shares Subject	Weighted	Remaining
	to Options	Average	Contractual
	Outstanding	Exercise Price	Life (Years)
Balance at December 31, 2018	1,081,212	12.98
Exercised	(32,010)	9.70
Expired	(2,626)	16.96
Forfeited	(1,336)	7.28
Balance at March 31, 2019	1,045,240	13.08

Exercisable options at March 31, 2019	1,010,354	13.21	4.4
Vested and expected to vest at March 31, 2019	1,045,240	13.08	4.4

The following table summarizes information about stock options outstanding and exercisable at March 31, 2019:

			Options Outstanding			Options Exercisable
					Weighted-		Weighted-
			Weighted		Average		Average
			Average	Number of	Remaining	Number of	Remaining
			Exercise	Underlying	Contractual	Underlying	Contractual
Range of Exercise Prices			Price	Shares	Life (in years)	Shares	Life (in years)
$4.89	-	7.49	6.22	269,614	2.4	267,480	2.3
$8.16	-	12.93	10.57	274,926	4.9	242,174	4.8
$12.98	-	19.56	15.60	270,481	5.6	270,481	5.6
$20.91	-	22.92	21.16	230,219	4.8	230,219	4.8
				1,045,240		1,010,354

For the stock option awards vested during the three months ended March 31, 2019, the total fair value was $0.1 million. The following table summarizes the aggregate intrinsic-value of options exercised, exercisable and vested and expected to vest (in thousands):

	For the Three Months Ended
	and as of March 31,
	2019	2018
Options Exercised	$269	$2,765
Options Exercisable	4,757	15,335
Options Vested and Expected to Vest	5,026	17,203

Restricted stock units

A summary of restricted stock unit activity for the three months ended March 31, 2019 is presented below:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Non-vested balance at December 31, 2018	824,365	$19.77
Awarded	808,520	17.69
Vested	(314,606)	19.07
Forfeited	(9,002)	19.39
Non-vested balance at March 31, 2019	1,309,277	18.66

During the three months ended March 31, 2019,  314,606 restricted stock units vested of which 103,094 shares were withheld for tax purposes resulting in the issuance of 211,512 shares of common stock.

Company Matching Contribution to the 401(k) Plan

The Company offers a 401(k) Plan and in November 2016, the Company’s Board of Directors authorized a matching contribution by the Company starting in 2017 and amended effective in 2019.  Current matching contributions are as follows: the Company will match 100% of the first 1% of salary contributed by a participant, and 70% of the next 5% of salary contributed by a participant, for a maximum matching contribution of 4.5% of the salary of a participant up to the limit on contributions imposed by the Internal Revenue Service (“IRS”).  Currently, the Company funds its match in contribution with shares of Control4’s common stock.  During the three months ended March 31, 2019, the Company contributed 34,854 shares of stock to employees under this plan and recorded $0.6 million of expenses associated with this contribution.

Stock-based compensation expense

Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$78	$68
Research and development	1,287	1,084
Sales and marketing	870	959
General and administrative	1,294	1,224
Total stock-based compensation expense	$3,529	$3,335

At March 31, 2019, there was $0.6 million of total unrecognized compensation cost related to non-vested stock option awards that will be recognized over a weighted-average period of 0.3 years. At March 31, 2019, there was $18.0 million of total unrecognized compensation cost related to non-vested restricted stock units that will be recognized over a weighted-average period of 2.3 years if all vesting conditions are met.

10. Share Repurchases

During the three months ended March 31, 2019, the Company repurchased 139,782 shares for $2.5 million compared to 300,000 shares for $7.4 million in the same period in 2018.

In October 2018, the Company’s Board of Directors authorized the expansion of the repurchase program providing approval for the Company to repurchase an additional $20 million in Control4 common stock from time to time on the open market until December 31, 2019. As a result, the Company has $13.6 million remaining under the share repurchase program.

11. Income Taxes

Income tax benefit was $0.8 million for the three months ended March 31, 2019, compared to $0.1 million for the three months ended March 31, 2018, or approximately 28% and 14% of income (loss) before income taxes, respectively. The effective tax rate for the three months ended March 31, 2019 differs from the U.S. federal statutory rate of 21% primarily due to the limitations on tax deductions allowable for executive compensation and global intangible low-taxed income, or GILTI, state income taxes, and foreign income taxes; offset by tax deductions resulting from stock-based compensation.

As of December 31, 2018, the Company’s NOL carryforward amounts for U.S. federal income and state tax purposes were $57.1 million and $61.1 million, respectively. The federal and state NOL carryforwards will expire between 2020 and 2037 if not utilized. In addition to the NOL carryforwards, as of December 31, 2018, the Company had U.S. federal and state research and development credit carryforwards of $6.4 million and $2.8 million, respectively, which will expire between 2019 and 2034.

The Company files income tax returns in the United States, including various state and local jurisdictions. The Company’s subsidiaries file income tax returns in Australia, China, Germany, India, New Zealand, Serbia, Switzerland, and the United Kingdom. The Company is subject to federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company is no longer subject to income tax examinations for the following jurisdictions and years: federal, for years before 2015; state and local, for years before 2014; or foreign, for years before 2013. However, federal net operating loss and credit carryforwards from all years are subject to examination and adjustments for at least three years following the year in which the attributes are used.

12.  Retirement Benefits

As part of the acquisition of NEEO, the Company assumed a defined benefit plan covering all employees in Switzerland. GAAP requires recognition of the funded status, or difference between the fair value of plan assets and the projected benefit obligations of the pension plan on the balance sheet, by recording a corresponding expense in net loss. If the projected benefit obligation exceeds the fair value of plan assets, then that difference or unfunded status represents the pension liability.

The Company records a net periodic pension cost in the condensed consolidated statements of comprehensive income (loss). The liabilities and annual income or expense of the pension plan is determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return, based on the market-related value of assets. The expected long-term rate of return on plan assets during the year is 1.5% Future benefits, to the extent that they are based on compensation, include salary increases consistent with past experiences and estimates of future increases in the Swiss labor market. The fair value of plan assets is determined based on prevailing market prices.

The components of net periodic pension cost and other amounts recognized in other comprehensive loss before taxes are as follows (in thousands):

Three Months Ended
March 31,
2019
Service Cost	$50
Interest Cost	2
Expected Return on Plan Assets	(2)
Amortization of initial net obligation (asset)	7
Amortization of net (gain) loss	2
Net periodic benefit cost	59

The components of net periodic benefit cost other than the service cost component are included in the line item “other income (expense), net” in the condensed consolidated statement of operations.

The Company contributed $172,000 to the pension plan during the three months ended March 31, 2019. The Company expects to contribute approximately $60,000 to the pension plan during the remainder of 2019.

13.  Related Party Transactions

As part of the acquisition of NEEO, the Company assumed a $0.2 million obligation due to one of the former owners of NEEO, who is now a current employee, that is outstanding as of March 31, 2019.

14. Commitments and Contingencies

Purchase Commitments

The Company had non-cancellable purchase commitments for the purchase of inventory, which extend through March 2020 totaling approximately $61.3 million as of March 31, 2019.

Indemnification of Directors and Officers

The Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors’ and officers’ insurance policy that provides corporate reimbursement coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company has no liabilities recorded for these agreements as of March 31, 2019, as there were no outstanding claims.

Legal Matters

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings, that if determined adversely to Control4,  the Company believes would individually or in the aggregate have a material adverse effect on the business, results of operations, financial condition or cash flows.

15. Subsequent Events

On May 8, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wirepath Home Systems, LLC, a North Carolina limited liability company (“Parent”), and Copper Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Parent, to be acquired for an aggregate value of approximately $680 million (the “Merger”). Under the terms of the Merger Agreement, Company stockholders will receive $23.91 per share in cash upon the closing of the Merger.  The Merger is subject to approval by the Company’s stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the decisions, orders, consents or expiration of any waiting periods required to consummate the Merger under the foreign investment, monopolization and anti-competition laws and regulations of certain foreign jurisdictions, the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement, subject to qualifications, and other customary closing conditions. The Merger is currently expected to close in the second half of 2019.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 11, 2019, and our condensed consolidated financial statements and the notes thereto included elsewhere in this document, as well as other documents we file with the SEC from time to time. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items including without limitation statements about the anticipated effect of any acquisitions on our business or financial performance; any statements of the plans, strategies and objectives of management for future operations or growth; factors that may affect our operating results; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends or market opportunities and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report, and the risks discussed in our other SEC filings.

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

•	Key Operating and Financial Metrics. Key operating and financial metrics that we use to evaluate and manage our business.
•	Results of Operations. An analysis of our financial results comparing 2019 to 2018.
•	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•

Non-GAAP Financial Measures. A reconciliation of certain non-GAAP financial measures used by management to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans.

•

Contractual Obligations and Off-Balance Sheet Arrangements. An overview of our contractual obligations, contingent liabilities, commitments and off-balance sheet arrangements outstanding as of March 31, 2019, including an expected payment schedule.

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

Consumers purchase our smart solutions from our worldwide network of certified independent dealers, distributors, and retailers. These dealers, distributors and retailers design and install customized solutions to fit the specific needs of each consumer, whether it is a one-room home theater set-up or a whole-home automation system that features the integration of audio, video, lighting, temperature, security, network management, and communications devices. Our products are installed in both new and existing residences, multi-dwelling units and small commercial facilities. We refer to revenue from sales of our products through these dealers, distributors and retailers as our Core revenue (“Core revenue”). In addition, a portion of our revenue is attributable to sales in the hospitality industry, primarily related to products installed in hotels, which is excluded from our calculation of Core revenue as well as certain specialty display products and associated installation sales in Australia. Our revenue from sales to hotels is generally project-based and has been significant in some periods and insignificant in other periods. In the future, we expect revenue from hospitality to continue to be project-based and uneven from period to period. During the three months ended March 31, 2019, over 4,590 active direct dealers were authorized to sell and install the full Control4 line of products in the United States, Australia, Canada, the United Kingdom, and 63 other countries, and 31 distributors were authorized to cover an additional 42 countries where we do not have direct dealer relationships. These distributors sell our solutions through dealers and provide warehousing, training, technical support, and billing for dealers in each of those countries. We have approximately 870 additional active dealers and 8 distributors that are currently authorized to sell only our Pakedge and Triad product lines.

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

Over the past five years, we have experienced double-digit annual growth in Core revenue. Our Core revenue growth during that period has been the result of a combination of the net addition of new independent dealers and distributors to our sales channels, an increase in the number of projects performed by our existing network of independent dealers and distributors, and the addition of new products developed internally and acquired through business combinations. We believe our ability to grow our core sales channel has been enhanced through product innovation, expansion of our product offerings and helping our independent dealers and distributors grow their business. Some recent developments that we believe may enhance our offerings and help drive growth include, but are not limited to, the following:

•

Opened an additional fulfillment center in Hebron, Kentucky, in an effort to better support our dealers with faster shipping on all products and to provide additional redundancy if there is an interruption of service experienced by one of our other fulfillment facilities;

•

Expanded our KNX, a popular standard for lighting and HVAC control in global markets including Australia, China, Germany, Singapore, and the United Kingdom, solution to natively support over 300 KNX products including new keypads, lighting, HVAC, and shades. This support for KNX enables interoperability with the entire Control4 ecosystem, including support for Amazon Alexa voice control, where available, and nearly 13,000 other connected products;

•

Released OS 2.10.4, featuring expanded music streaming service integration with Amazon Music and Deezer HiFi as well as added hands-on personalization choices for homeowners with our “When >> Then” automation;

•

Released Intercom Anywhere, a modern video doorbell enabling homeowners to see and communicate with visitors at the front door, whether they are home or away, in addition to allowing the homeowner to see who is at the door prior to answering; and

•

Unveiled over 200 Control4 Certified Showrooms built by Control4 authorized dealers at their locations across the United States, Australia, Canada, China, and the United Kingdom, revolutionizing how people learn about, experience, and interact with Control4 smart home solutions. The Control4 Certified Showroom program is designed to direct homeowners, architects, and designers in the market for smart home solutions to a location where they can experience Control4 solutions in a showroom environment.

While our historical revenue growth has been primarily organic, we have completed several acquisitions that we believe enhance our product offerings and position us for continued growth in the future. Recent acquisitions that have impacted our growth include the acquisition of Pakedge in 2016 and Triad in 2017. More recently, we have acquired NEEO in 2019, which will enhance our user interface product offerings and impact our growth in the future. Moreover, in the first quarter of 2019, we transitioned from a two-tier distribution model to a direct-to-dealer model in Ireland, New Zealand, and Switzerland, which we believe will position us for continued growth in those countries.

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

Our open platform makes it easy for a broad community of original equipment manufacturer partners to participate in our smart home ecosystem, which includes over 13,500 drivers and approximately 7,500 Simple Device Discovery Protocol (“SDDP”) enabled products. SDDP is a software solution that we make available to manufacturers of network aware devices, which allows them to be immediately recognized by a Control4 system, allowing our integration to be completed quickly and seamlessly. We believe that companies are increasingly recognizing the value of including SDDP with their new releases to simplify integration of their products into Control4 installations. Our broad ecosystem, which includes audio, video, lighting, temperature, network, security and communication device categories, gives consumers flexibility to integrate nearly any connectable device into their smart home. In addition, our partners are constantly contributing new device integrations. As such, our dynamic ecosystem remains current with the latest product innovations and allows our smart home platform to grow alongside emerging technologies to meet our consumers’ changing needs and preferences. We believe that our open platform and the resulting ecosystem is a key competitive advantage that will continue to facilitate our growth.

Our products leverage both wired and wireless technologies and are designed to be installed in both new construction and existing homes. We expect that future increases in both new home construction and existing home renovations will have a positive impact on our revenue. In new home construction, we continue to engage builders to introduce entry- to mid-level Control4 systems as a standard feature in new home projects, and we believe that the release of our new CA-1 controller, which is offered at the lowest price point of any Control4 controller, will help with adoption of our solutions in these types of projects. We further believe home automation is increasingly becoming a higher priority for home buyers, and this is one of the reasons for our investment in national and regional builder programs.

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

•

Growing Our Leadership Position in the Industry. We are committed to growing awareness of the Control4, Pakedge, and Triad brands among our dealers, distributors and partners. We believe that our investments in creating brand awareness in the industry have contributed to dealer recruitment, product adoption, and revenue growth. We are proud of the many awards we received from various industry groups and dealer consortiums, formally recognizing our commitment to excellence. For example, Control4 was named the top home automation provider in seven of the 2018 CE Pro Brand Analysis categories. Notably, Control4 was named the Brand Leader in Whole-House Automation for the fourth consecutive year, and Pakedge was named the Brand Leader for Home Networks for the sixth year in a row. Furthermore, in 2019, Control4 received a record 10 CE Pro Quest for Quality awards, the highest number of awards given to a single manufacturer, including Platinum for Best Technical Support, Best Lead Generation, and Best Sales & Marketing Assistance.

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

North America Direct Dealers(1)

	Three Months Ended
	March 31,
	2019	2018
Authorized dealers at the beginning of the period	3,402	3,174
Additions	94	83
Terminations	(33)	(42)
Authorized dealers at the end of the period	3,463	3,215

Number of active dealers(2)	3,305	3,108
Active dealers as a % of authorized dealers(2)	95%	97%

International Direct Dealers(1)

	Three Months Ended
	March 31,
	2019	2018
Authorized dealers at the beginning of the period	1,479	1,315
Additions(3)	183	52
Terminations	(25)	(9)
Authorized dealers at the end of the period	1,637	1,358

Number of active dealers(2)	1,290	1,195
Active dealers as a % of authorized dealers(2)	79%	88%

	Three Months Ended
	March 31,
	2019	2018
Number of controllers sold	23,517	23,413
Core revenue growth	3%	18%
International core revenue as a percentage of total revenue	23%	22%

(1)

These dealer figures only include dealers authorized to sell and install the full Control4 line of products and exclude the approximately 870 dealers that are currently authorized to sell only the Pakedge and Triad line of products.

(2)	An “active dealer” is an authorized dealer that has placed an order with us in the trailing 12-month period.

(3)	The figures for the three months ended March 31, 2019 include 133 dealers that were acquired as part of the direct-to-dealer transitions in Ireland, New Zealand, and Switzerland.

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

As a result of our traditional efforts to expand our channel, the number of active international dealers for our full Control4 line of products increased 8% from March 31, 2018 to March 31, 2019, and we saw an increase of 6% in the number of active North American direct dealers during the same period.

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

In February 2018, we released our CA-1 controller, which is designed for entry-level projects for homeowners interested in lighting, temperature control, and security. Our Entertainment and Audio (“EA”) and Controller and Automation (“CA”) controllers, together, better address a broad range of solutions from simple single room projects to large, elegant whole-home deployments. Our EA-1 and CA-1 controllers broaden the addressable market for our solutions by providing single-room and lower cost solutions which typically involve more narrowly defined use cases with fewer connected devices. During the three months ended March 31, 2019, 25% of the Control4 automation projects our dealers sold were single-room or low-cost projects consisting only of a controller or controller paired with a remote.

During the three months ended March 31, 2019, we sold 23,517 controllers compared to 23,413 controllers sold in the same period in 2018.

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

International Revenue as a Percentage of Total Revenue

We believe that the international market represents a large and underpenetrated opportunity for us. We have established or acquired sales support offices in the United Kingdom, Australia, New Zealand, Germany, China, and India. We have formed relationships with independent international dealers and distributors, and we have expanded foreign language support for our solutions. We track international revenue as a percentage of total revenue as a key measure of our success in expanding our business internationally.

Results of Operations

Revenue

The following is a breakdown of our revenue between North America and International Core revenue and other revenue:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
North America Core Revenue	$46,199	$45,701
International Core Revenue	14,145	12,790
Other Revenue	81	658
Total Revenue	$60,425	$59,149
North America Core Revenue as a % of Total Revenue	76%	77%
International Core Revenue as a % of Total Revenue	23%	22%

North America Core revenue increased $0.5 million, or 1% for the three months ended March 31, 2019, compared to the same period in 2018. International Core revenue increased $1.4 million, or 11%, in the three months ended March 31, 2019, compared to the same period in 2018.

Revenue growth in both North America and internationally is driven by a variety of factors.  We continue to see growth from net new dealer additions as well as growth from existing dealers driven by an increase in the number of projects that are being performed and increased revenue per project, which is a derivative of our new product innovation and our acquisition strategy. However, we believe macro-economic factors are creating headwinds for many businesses, including ours, which has contributed to a deceleration in our growth rate starting in the third quarter of 2018 and influence our perspective on near-term opportunities and our current year guidance.

Our international sales model includes both direct-to-dealer and distribution channels. In targeted international regions and countries, we generally invest in some combination of local technical support, training personnel and facilities, warehousing and fulfillment, and sales support personnel.  We have made these types of investments in the regions serviced by our offices in the United Kingdom, Germany, Australia, New Zealand, China, and India and these are markets where we see our greatest opportunity for international growth and expansion.

The following table further breaks out our International Core revenue and illustrates the relative revenue growth we are experiencing in the regions serviced by our offices in the United Kingdom, Germany, Australia, New Zealand, China, and India compared to other international regions. The revenue figures for the three months ended March 31, 2018 have been adjusted in the following table to include New Zealand as a Targeted International Region for comparability to the three months ended March 31, 2019.

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Targeted International Regions (1)	$12,172	$11,055
Other International Regions	1,973	1,735
Total International Core Revenue	$14,145	$12,790

(1) Serviced by our offices in the Australia, China, Germany, India, New Zealand and the United Kingdom.

International Core revenue in the targeted international regions grew 10% during the three months ended March 31, 2019, compared to the same period in 2018, while International Core revenue in the other international regions increased 14% during the three months ended March 31, 2019, compared to the same period in 2018.

Improvements in channel mix, with more revenue being generated from sales to dealers instead of distributors, in our targeted international regions have generally contributed to an increase in revenue for the three months ended March 31, 2019 compared to the same period in 2018. A higher percentage of sales were made direct-to-dealer in our other international regions during the three months ended March 31, 2019 compared to the same period in 2018. Revenue in our other international regions was negatively impacted by ownership changes and unfavorable geo-political conditions during 2018.

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

Gross margin for the three months ended March 31, 2019 and 2018 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2019	2018
Gross margin	$29,283	$30,739
Percentage of revenue	48.5%	52.0%

As a percentage of revenue, our gross margin was 48.5% for the three months ended March 31, 2019, compared to 52.0% for the same period in 2018. The decrease in gross margin was primarily due to unfavorable fluctuations in exchange rates in markets where we sell our products in the local currency, higher programmatic price reductions, higher fixed overhead costs and product mix; offset by lower volume incentive rebates and an increase in 4Sight subscriptions due to enabling end customers with the ability to self-renew their subscriptions online.

Our sales in Europe, Australia, New Zealand and Canada are generally priced in the pound sterling, Swiss  franc, or the euro, the Australian dollar, the New Zealand dollar, and the Canadian dollar, respectively, while our cost of goods sold is denominated in the U.S. dollar. The changing value of the pound sterling, the euro, and the Australian, New Zealand and Canadian dollars relative to the U.S. dollar will continue to contribute to variability in our gross margin for sales in Europe, Australia, New Zealand and Canada.

The impact of distribution and other overhead expenses as a percentage of revenue on our gross margin percentage varies depending on total revenue and overhead spending in a given period.

Beginning in the second quarter of 2018, we began making incremental investments in our global fulfillment centers to accommodate growth and improve delivery times to our dealers, which put downward pressure on our gross margin but should enable us to continue to scale and improve gross margins in future years.

In 2018, the U.S. government announced new tariff rules on goods imported from China. The first of these new tariffs went into effect on July 6 and August 23, 2018 for certain classes of imported goods, while further tariffs are currently under consideration. To date, we have absorbed the impact of the new tariffs. We will continue to monitor developments and changes to import tariffs so that we can plan and address these developments and changes, as well as explore all options to reduce the impact of any further rule changes.

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

Research and development expenses for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$11,817	$10,940
Percentage of revenue	20%	18%

Research and development expenses increased $0.9 million, or 8%, in the three months ended March 31, 2019, compared to the same period in 2018.  The increase in absolute dollars primarily relates to costs associated with personnel, including non-cash stock compensation expense, as well as product development, tooling, and costs associated with NEEO.

Our research and development expenses both as a percentage of revenue and in absolute dollars fluctuate depending on our investments in the development of new solutions. For example, the timing of new hardware and software releases and the expense associated with prototyping, beta testing and compliance and regulatory fees can have an impact on total research and development expenses from period to period.

We expect research and development expenses to increase year over year in absolute dollars, as we continue to invest in new product development to drive future revenue growth, but to remain flat.

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

Sales and marketing expenses for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2019	2018
Sales and marketing	$13,342	$12,535
Percentage of revenue	22%	21%

Sales and marketing expenses increased $0.8 million, or 6%, in the three months ended March 31, 2019, compared to the same period in 2018.  The increase in absolute dollars primarily relates to increased personnel costs, which can be attributed to expanding our support for our growing channel including additional staffing to support marketing and sales services provided on behalf of our dealers, as well as credit card processing fees associated with revenue growth and discretionary marketing costs.

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

General and administrative expenses for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2019	2018
General and administrative	$7,117	$6,293
Percentage of revenue	12%	11%

General and administrative expenses increased $0.8 million, or 13%, and in the three months ended March 31, 2019, compared to the same period in 2018.  The increase in absolute dollars primarily relates to personnel costs, including non-cash stock compensation expense, as well as professional fees, including costs associated with the integration of NEEO, and facilities costs with our various offices throughout the world, including three new offices in New Zealand and Switzerland as a result of the direct-to-dealer transition in New Zealand and the NEEO acquisition.

We expect our general and administrative expenses to increase year over year in absolute dollars as a result of growth in the business, increasing facilities costs associated with our various offices throughout the world, incremental professional fees related to the integration of business combinations, and increases in administrative expenses and fees that typically occur over time.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2019 and 2018 was as follows (in thousands, except percentages):

	Three Months Ended
	March 31,
	2019	2018
Income tax benefit	$(766)	$(116)
Percentage of revenue	1%	0%

We recognized income tax benefit of $0.8 million, or approximately 28% of loss before income taxes, for the three months ended March 31, 2019, compared to income tax benefit of $0.1 million, or approximately 14% of income before income taxes, for the three months ended March 31, 2018. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the limitations on tax deductions allowable for executive compensation and global intangible low-taxed income, or GILTI, state income taxes, and foreign income taxes, offset by tax deductions resulting from stock-based compensation.

Liquidity and Capital Resources

Primary Sources of Liquidity

As of March 31, 2019, we had $72.0 million in unrestricted cash and cash equivalents and net marketable securities, a decrease of $21.3 million from December 31, 2018. The overall change in cash and cash equivalents and net marketable securities was primarily due to the following:

•	We acquired NEEO for $14.5 million in consideration, less the non-cash settlement of receivables outstanding as of December 31, 2018 of $1.7 million, acquired cash of approximately $0.4 million and a holdback of approximately $1.3 million, resulting in net cash paid of approximately $11.1 million. The remaining $1.3 million holdback will be held for up to 18 months from the acquisition date to cover any of the sellers’ post-closing obligations, including without limitation any indemnification obligations that may arise;

•

In February 2018, our Board of Directors authorized the expansion of the repurchase program providing approval to repurchase up to $20 million in Control4 common stock from time to time on the open market; and in October 2018, the Board of Directors amended this amount by an additional $20 million and extended the repurchase period to December 31, 2019. For the three months ended March 31, 2019, we have repurchased a total of 139,782 shares for approximately $2.5 million;

•	We made $1.8 million in payments for withholding taxes in lieu of issuing an additional 103,094 shares related to the net share settlement of restricted stock units that lapsed during the period;

•	We used cash from operations of $4.7 million during the period;

•	We made capital purchases of approximately $1.2 million; and

•	We received $0.3 million in proceeds from the exercise of options for common stock.

We invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. Our investment policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss. The maturities of our long-term investments range from one to two years, with the average maturity of our investment portfolio less than one year. Cash equivalents and marketable securities are comprised of money market and other funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by municipalities in the United States, corporate securities, and asset-backed securities.

The following table shows selected financial information as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$19,828	$40,395
Investments, net(1)	52,154	52,932
Accounts receivable, net	30,316	33,016
Inventories	45,867	42,684
Working capital	114,951	134,386

(1) Includes accrued investment balances not included in the investments line items on the consolidated balance sheet.

We closely monitor accounts receivable and inventory because of their significant impact on cash and working capital. Our accounts receivable balance at March 31, 2019 has decreased by $2.7 million, or 8%, since December 31, 2018 due to collection efforts made during the first quarter of 2019 as well as lower sales in the first quarter compared to the preceding fourth quarter reflecting the typical seasonality of our business. Furthermore, inventory has increased by $3.2 million from December 31, 2018 to March 31, 2019. The increase in inventory was due primarily to the addition of our new fulfillment center, purchases of certain product components in advance of anticipated price increases as a result of quantity shortages worldwide, and acquired inventory from NEEO as well as acquired inventory from the distributors in Ireland, New Zealand, and Switzerland as a result of the direct-to-dealer transition in these countries.

We have an asset-based, revolving credit facility of $40.0 million and at March 31, 2019 we had no outstanding borrowings under the credit facility.

We believe that our existing cash and cash equivalents, as well as our borrowing capacity on our revolving credit facility, will be sufficient to fund our operations for at least the next 12 months.

Cash Flow Analysis

A summary of our cash flows for the three months ended March 31, 2019 and 2018 is set forth below (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Unrestricted and restricted cash and cash equivalents at the beginning of the period	$40,654	$30,034
Net cash provided by (used in) operating activities	(4,707)	469
Net cash used in investing activities	(11,838)	(1,193)
Net cash used in financing activities	(4,059)	(9,086)
Effect of exchange rate changes on cash and cash equivalents	42	48
Net change in cash and cash equivalents	(20,562)	(9,762)
Unrestricted and restricted cash and cash equivalents at the end of the period	$20,092	$20,272

Operating Activities

Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities.

The decrease in cash provided by (used in) operating activities of $5.2 million during the three months ended March 31, 2019 compared to the same period in 2018 is due to the differences in working capital account changes such as accounts receivable, inventory, accounts payable, and accrued liabilities partially offset by net income after adjusting for the non-cash effects of the amortization of intangible assets and tax benefits recorded in 2018 from business acquisitions.

Investing Activities

Cash used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, business acquisitions, net of cash acquired, and purchases of property and equipment.

Cash used in investing activities increased to $11.8 million in 2019 from $1.2 million in 2018. The year-over-year increase in cash used in investing activities is due to cash used for business acquisitions in 2019.

Financing Activities

Financing cash flows consist primarily of the repurchase of common stock on the open market, proceeds from the exercise of options to acquire common stock, and tax payments related to the net share settlement of restricted stock units.

During the three months ended March 31, 2019, we repurchased 139,782 shares of our stock in the open market for $2.5 million compared to 300,000 shares for $7.4 million in the same period in 2018.

During the three months ended March 31, 2019 and 2018, we received proceeds of $0.3 million and $2.1 million, respectively, from the exercise of options to purchase common stock.

During the three months ended March 31, 2019 and 2018, we made withholding tax payments of $1.8 million and $3.6 million, respectively, related to the net share settlement of restricted stock units that lapsed during the period.

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

These acquisition-related costs are included in the following categories: (i) professional service fees, recorded in operating expenses, which include third-party costs related to transactions, and legal and other professional service fees associated with diligence, entity formation and corporate structuring, disputes and regulatory matters related to transactions; (ii) transition and integration costs, recorded in operating expenses, which include retention payments, transitional employee costs, earn-out payments treated as compensation expense, as well as the costs of integration-related services provided by third parties; and (iii) acquisition-related adjustments, which include adjustments to acquisition-related items such as being required to record inventory at its fair value, resulting in a step-up in the inventory value, and having to reverse part of our valuation allowance in order to offset the deferred tax liability that was recorded based on differences between the book and  tax  basis  of  assets acquired and liabilities assumed. The step-up in inventory is recorded through cost of goods sold when the inventory is sold, resulting in a negative impact to our gross margin. Although these expenses are not recurring with respect to past acquisitions, we will generally incur these types of expenses in connection with any future acquisitions.

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

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except percentages and per share data)
Reconciliation of Gross Margin to Non-GAAP Gross Margin:
Gross margin	$29,283	$30,739
Stock-based compensation expense in cost of revenue	78	68
Amortization of intangible assets in cost of revenue	864	921
Non-GAAP gross margin	$30,225	$31,728
Revenue	$60,425	$59,149
Gross margin percentage	48.5%	52.0%
Non-GAAP gross margin percentage	50.0%	53.6%

Reconciliation of Income (Loss) from Operations to Non-GAAP Income (Loss) from Operations:
Income (loss) from operations	$(2,993)	$971
Stock-based compensation expense	3,529	3,335
Amortization of intangible assets	1,620	1,446
Acquisition-related costs	459	16
Non-GAAP income (loss) from operations	$2,615	$5,768
Revenue	$60,425	$59,149
Operating margin percentage	(5.0)%	1.6%
Non-GAAP operating margin percentage	4.3%	9.8%

Reconciliation of Net Income (Loss) to Non-GAAP Net Income:
Net income (loss)	$(1,970)	$966
Stock-based compensation expense	3,529	3,335
Amortization of intangible assets	1,620	1,446
Acquisition-related costs	459	16
Non-GAAP net income (loss)	$3,638	$5,763
Non-GAAP net income (loss) per common share:
Basic	$0.14	$0.22
Diluted	$0.13	$0.21
Weighted-average number of shares:
Basic	26,563	25,904
Diluted	27,133	27,526

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements.

Contractual Obligations

We enter into long-term contractual obligations in the normal course of business, primarily purchase commitments and non-cancellable operating leases.

Our contractual cash obligations as of March 31, 2019 are as follows:

					More than
	Total	1 year	2 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating lease obligations	13,864	5,140	6,730	1,384	610
Purchase commitments	61,349	61,349	—	—	—
Total contractual obligations	$75,213	$66,489	$6,730	$1,384	$610

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

Our critical accounting policies and estimates are detailed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K as filed with the SEC on February 11, 2019. None of our critical accounting policies and estimates have changed significantly since that filing.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk disclosures are detailed in Quantitative and Qualitative Disclosures about Market Risk contained in the Annual Report on Form 10-K as filed with the SEC on February 11, 2019. Other than our interest rate risk described below, our market risk has not changed significantly since that filing.

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

We performed a sensitivity analysis on the value of our investment portfolio assuming a hypothetical change in rates of 100 basis points. Based on investment positions as of March 31, 2019, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.2 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Except as set forth below, during the three months ended March 31, 2019, we did not make any material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company implemented a new lease accounting system and process in response to the adoption of ASU 2016-02, “Leases (Topic 842),” effective January 1, 2019. These implementations resulted in a material change in a component of our internal control over financial reporting. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting.

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

Risks Related to Our Business and Industry

The announcement and pendency of our agreement to merge with SnapAV could adversely affect our business.

On May 8, 2019, we announced that we had entered into the Merger Agreement, the effect of which will be to combine the Company and SnapAV. Uncertainty about the effect of the proposed transaction on our customers, employees, dealers, partners,  end users, and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the transaction. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the transaction, which could adversely affect our business and operations. Parties with which we do business may experience uncertainty associated with the transaction and related transactions, including with respect to current or future business relationships with us. Uncertainty may cause clients to refrain from doing business with us, which could adversely affect our business, results of operations and financial condition.

The failure to complete the merger with SnapAV could adversely affect our business.

Completion of the merger with SnapAV is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion.  The consummation of the transaction is conditioned on receipt of certain regulatory approvals, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; the decisions, orders, consents or expiration of any waiting periods required to consummate the Merger under the foreign investment, monopolization and anti-competition laws and regulations of certain foreign jurisdictions, the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement, subject to qualifications; and other customary conditions. Many of the conditions to consummation of the transaction are not within our control or the control of Parent and none of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived, it is possible that the transaction will not be consummated in the expected time frame or that the Merger Agreement may be terminated. If the proposed sale or a similar transaction is not completed, the share price of our common stock could drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our dealers, employees, partners, end users, and other parties, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the transaction, if the transaction is not consummated.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the transaction, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations unless we obtain Parent’s prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay, prevent or limit us from responding effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think that they may be advisable. The pendency of the transaction may also divert management’s attention and our resources from ongoing business and operations. Our dealers, employees, partners and other parties may have uncertainties about the effects of the transaction. In connection with the pending transaction, it is possible that some dealers, partners, end users, and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the transaction. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the transaction, which may harm our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenue, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the transaction is completed. In addition, whether or not the transaction is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed transaction, which may materially and adversely affect our business results and financial condition.

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

The market for home automation is fragmented, highly competitive and continually evolving. A number of technology companies, including industry leaders such as Amazon, Apple, Google, Honeywell, Lutron and Samsung, offer device control capabilities in some of their products, applications and services and are engaged in ongoing development efforts to address even broader segments of the home automation market. These large technology companies already have broad consumer awareness and sell a variety of devices for the home, and consumers may choose their offerings instead of ours, even if we offer broader interoperability or superior products and services. Additionally, these and other companies may further expand into our industry by developing additional solutions or by acquiring other providers. Similarly, many managed service providers, such as cable TV, telephone and security companies, are offering services that provide device control capability within the home for an additional monthly service fee. For example, Comcast’s Xfinity service offers residential security, energy and automation services, and Vivint and ADT have made significant efforts to market smart home services that incorporate these companies’ traditional security offerings. These managed service providers have the advantage of leveraging their existing consumer base, network of installation and support technicians and name recognition to gain traction in the home automation market. In addition, consumers may prefer the monthly service fee model offered by some of these managed service providers, which allows them to get certain control and automation services with little to no upfront cost as compared to a  model with a higher upfront cost but little to no monthly service fees.

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

Many vendors have emerged, and may continue to emerge, to provide point products with advanced functionality for use in the home, such as thermostats, lighting, doorbells or alarm system that can be controlled by an application on a smartphone or control panel. We expect an increasing number of consumer electronic and consumer appliance products to be network-aware and connected—each very likely to have its own smart device (phone or tablet) application. Consumers may be attracted to the relatively low costs and ease of installation of these point products and the ability to expand their home control solution over time with minimal upfront costs, despite the disadvantages of this approach such as requiring multiple interfaces and an inability to conveniently interoperate. While we have built our solution to be flexible and support many third-party point products, the adoption of these products may reduce the revenue we receive for each installation. It is therefore important that we provide attractive top-quality products in many areas, such as networking, lighting, audio, video, thermostats and security, and establish broad market awareness and acceptance of these solutions as well as the advantages of integrating them in a unified solution. If a significant number of consumers in our target market choose to rely solely on the functionality included in point products or DIY solutions rather than acquiring our unified automation solution, then our business, financial condition and results of operations will be harmed, and we may not be able to achieve sustained growth or our business may decline.

Providers of luxury integrated installations with long operating histories, established markets, broad user bases and proven consumer acceptance, may be successful in expanding their offerings in the home automation market, or otherwise compete against our solutions, which may reduce our market share and harm our growth and future prospects.

Many companies with which we directly compete have been operating in this industry for many years, and as a result, have established significant name recognition in the home automation industry. For example, Crestron, a provider of luxury integrated installations, has been in business for over 45 years and has become an established presence in the home and commercial automation industry.

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

We began our operations in 2003. For most of our history, we have experienced net losses and negative cash flows from operations. As of March 31, 2019, we had an accumulated deficit of $30.4 million. We expect our operating expenses to increase in the future as we expand our operations. If our revenue does not continue to grow to offset any increased expenses, we will not continue to be profitable. After achieving profitability in 2013 and 2014 of $3.5 million and $8.2 million respectively, we sustained a net loss of $1.7 million in 2015. Our net income for the years ended December 31, 2016, 2017 and 2018 was $12.3 million, $15.5 million, and $43.8 million, respectively, and consequently we released our U.S. federal and state deferred tax asset valuation allowance in 2018.  However, we may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays in manufacturing and selling our products and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our profitability will be harmed and we may need to establish a valuation allowance for our U.S. federal and state deferred taxes assets again in the future and our stock price may fall.

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

Our quarterly revenue and results of operations have fluctuated and may continue to fluctuate as a result of a variety of factors, many of which are outside of our control. In the past when our quarterly revenue or results of operations have fallen below the consensus expectations of securities analysts, the price of our common stock has declined. If our quarterly revenue or results of operations fall below the consensus expectations of investors or securities analysts in the future, the price of our common stock could decline again, perhaps substantially. Fluctuations in our results of operations may be due to a number of factors, including but not limited to:

•	Demand for and market acceptance of our solutions;

•	Our ability to continue to develop and maintain relationships with productive independent dealers and distributors and incentivize them to continue to market, sell, install and support our solutions;

•	The ability of our contract manufacturers to continue to manufacture high-quality products, and to supply sufficient products to meet our demands;

•	The timing and success of acquisitions, new product introductions or upgrades by us or by our competitors;

•	The strength of regional, national and global economies;

•	Our ability to develop products and programs that sell successfully into hospitality projects and new home developments;

•	The strength of the U.S. dollar relative to other currencies and the impact this has on dealer and distributor margins and their ability to competitively sell our products to consumers;

•	The impact of harsh seasonal weather, natural disasters or manmade problems such as terrorism;

•	Changes in our business and pricing policies, or those of our competitors;

•	Competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	The impact of seasonality on our business;

•	A systemic impairment or failure of one or more of our products that erodes dealer and/or end-user confidence;

•	Changes in applicable tax and tariff rates;

•	Political or regulatory changes in the markets in which we operate;

•	The cost and availability of component parts used in our products;

•	Aggressive business tactics by our competitors, including: selling at a discount, offering products on a bundled basis at no charge, extensive marketing efforts, and providing financing incentives;

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

Our independent dealers and distributors may be unsuccessful in marketing, selling, installing and supporting our products and services. If we are unable to provide high-quality products in a timely manner at competitive prices and to develop and maintain effective sales incentive programs for our dealers and distributors, we may not be able to incentivize them to sell our products to consumers. Our dealers and distributors may also market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales, and support of such competitive products. Our dealers and distributors may have incentives to promote our competitors’ products to the detriment of our own or may cease selling our products altogether. Our agreements with our dealers and distributors may generally be terminated for any reason by either party with advance notice. We cannot assure that we will retain these dealers and distributors, or that we will be able to secure additional or replacement dealers and distributors.

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

As of March 31, 2019, we have over 5,460 active direct dealers and 39 distributors authorized to sell, install and support our solutions. We rely on our independent dealers and distributors to provide consumers with a successful Control4 home automation experience. In some cases, dealers may choose not to offer our solution and instead offer a product from one of our competitors or, in other cases, the dealer may simply discontinue its operations. In order to continue our growth and expand our business, it is important that we continue to add new dealers and distributors and ensure that our existing relationships remain productive. We must also work to expand our network of dealers and distributors to ensure that we have sufficient geographic coverage and technical expertise to address new markets and technologies. While it is difficult to estimate the total number of available dealers in our markets, there are a finite number of dealers that are able to perform the types of technical installations required for home automation systems. In the event that we saturate the available dealer pool, or if market or other forces cause the available pool of dealers to decline, it may be increasingly difficult to grow our business. As consumers’ home automation options grow, it is important that we enhance our dealer footprint by broadening the expertise of our dealers, working with larger and more sophisticated dealers and distributors and expanding our line of consumer products that our dealers and distributors offer. If we are unable to expand our network of independent dealers and distributors, or maintain productive relationships with our existing dealers and distributors, our business could be harmed.

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

Our solutions are designed to interoperate with a wide range of other third-party products, including products in the areas of audio, video, lighting, temperature, and security, and we benefit from our relationships with partners that allow our system to provide integrated and extensible control of approximately 13,500 third‑party devices and services. If we do not support the continued integration of our solutions with third-party products and applications, including new and additional products, demand for our solutions could decline and we could lose sales. In addition, companies that provide certain point solutions have eliminated or restricted, and may in the future, eliminate or restrict, our ability to integrate with, control and otherwise be compatible with these products. As a result, we may not be successful in making our solutions compatible with these third-party products and applications or lose functionality in existing systems to the extent that they depend on the ability to integrate with third-party products, which could reduce demand for our solutions. In addition, if prospective consumers require customized features or functions that we do not offer, then the market for our solutions may be harmed.

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

The market for home automation and control solutions is evolving, and it is uncertain whether our solutions will achieve and sustain high levels of demand and market acceptance. Some consumers may be reluctant or unwilling to use our solutions for a number of reasons, including satisfaction with other solutions, concerns about cost, and lack of awareness of our solutions. Unified home automation solutions such as ours have traditionally been luxury purchases for the high end of the residential market, and while our solutions target the high end of the market, we also have solutions that target middle- and entry-level home owners, including our EA-1 that is designed to control smaller, single room projects with an entertainment component and the CA-1 controller for smaller projects that only include lighting, comfort, and/or security. Our ability to expand the sales of our solutions to a broader consumer base depends on several factors, including market awareness of our solutions, the timely completion, introduction and market acceptance of our solutions, the ability to attract, retain and effectively train sales and marketing personnel, the effectiveness of our marketing programs, the ability to develop effective relationships with independent dealers and distributors, homebuilders, and other strategic partners, the cost and functionality of our solutions and the success of our competitors. If we are unsuccessful in developing and marketing our home automation solutions to consumers, or if these consumers do not perceive or value the benefits of our solutions, the market for our solutions might not continue to develop or might develop more slowly than we expect, either of which would harm our revenue and growth prospects.

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

In addition, there are restrictions on cross-border transfers of personal data.  For example, jurisdictions such as the European Union and Switzerland do not view the privacy protections of U.S. law to be independently sufficient to receive personal data from their jurisdictions.  However, the United States and the European nations adopted a safe-harbor framework called the Privacy Shield, whereby U.S. companies doing business in Europe can lawfully transfer personal data to the United States, provided that such U.S. companies self-certify under this framework. We have submitted our self-certification application pursuant to the Privacy Shield, and as part of this self-certification, we have committed to abide by the Privacy Shield principles with respect to any personal information transferred.  However, the Privacy Shield is subject to an annual review by the European Commission, and on July 5, 2018 members of the European Parliament passed a nonbinding resolution calling for the Privacy Shield to be suspended at the European Commission’s next review which occurred in September 2018.  Thus far the Privacy Shield has not been suspended, but if it is suspended in the future, we will need to find other ways to lawfully transfer personal data that is required for our business and operations from the EU and Switzerland to the U.S., and there is no guarantee that we will be able to adequately implement such alternative compliance methodologies, such as implementing binding corporate rules, before the suspension goes into effect.

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

We have made and expect to continue to make significant investments in research and development and related product opportunities. During the three months ended March 31, 2019, we spent $11.8 million on research and development expenses. High levels of expenditures for research and development could harm our results of operations, especially if not offset by corresponding future revenue increases. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, it is difficult to estimate when, if ever, we will generate significant revenue as a result of these investments.

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

Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules, or varying interpretations of current accounting pronouncements or taxation practice could harm our results of operations or the manner in which we conduct our business. For example, on December 22, 2017, “H.R.1”, known as the “Tax Cuts and Jobs Act”, (the “Tax Act”) was signed into U.S. law, which among other changes reduced the corporate income tax rate to 21%, creates a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), and requires companies to pay minimum taxes on foreign earnings and subjects certain payments from U.S. corporations to foreign related parties to additional taxes. While the Tax Act will result in a lower domestic income tax rate once we fully utilize our net operating losses and other accumulated tax credits, in 2018 we were subject to the one-time mandatory tax on previously deferred foreign earnings, which resulted in increased utilization of our net operating loss carryover to eliminate any cash federal income taxes. In addition, the Tax Act is subject to further interpretation from the U.S. federal and state governments and regulatory organizations, such as the Treasury Department and/or Internal Revenue Service (the “IRS”) and this could change our U.S. tax liabilities based on updated guidance and interpretations.  The guidance and notices may have a material impact on us.  In addition, the IRS has already issued and stated that it intends to continue to issue notices of intent to amend certain regulations and also institute new regulations with respect to the Tax Act. These proposed regulations either clarify certain tax positions or provide new regulations. We have not taken these notices into account as they are yet to be become final regulations and may or may not have a material impact on us. Also, because there may be additional state income tax implications, we will continue to monitor changes in state and local tax laws to determine if state and local taxing authorities intend to conform or deviate from changes to U.S. federal tax legislation as a result of the Tax Act.

We also earn a portion of our operating income from outside the United States. The Tax Act significantly impacts how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws in response to the changes in U.S. tax laws. Although we cannot predict whether or in what form any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may increase the amount of taxes we pay and adversely affect our operating results and cash flows. We will continue to monitor the impact of this and further changes to applicable tax laws to our overall business strategy.

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

A significant natural disaster, such as an earthquake, hurricane, fire or a flood, or a significant power outage could harm our business, results of operations and financial condition. Natural disasters could affect our manufacturing vendors’ or logistics providers’ ability to perform services such as manufacturing products or assisting with shipments on a timely basis. Our three largest contract manufacturers have manufacturing facilities located in China and Korea. In the event our manufacturing vendors’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed or cancelled, resulting in missing financial targets, such as revenue and shipment targets, for a particular quarter. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, such as metropolitan areas in North America, consumers in those regions may delay or forego purchases of our solutions from dealers and distributors, which may harm our results of operations for a particular period. In addition, acts of terrorism, including cyber terrorism or crime, acts of war, financial crises, trade friction or geopolitical and social turmoil in those parts of the world that serve as markets for our solutions, such as Europe, Asia,  Australia or elsewhere, could cause disruptions in our business or the business of our manufacturers, logistics providers, dealers, distributors, consumers or the economy as a whole. These uncertainties may cause our consumers to reduce discretionary spending on their home and make it difficult for us to accurately plan future business activities. Given our typical concentration of sales at the end of each month and quarter, any disruption in the business of our manufacturers, logistics providers, dealers, distributors and consumers that impacts sales at the end of our quarter could have a greater impact on our quarterly results. All of the aforementioned risks may be augmented if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in, or cancellations of the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be harmed.

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

The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology, and may impose additional or broader controls, export license requirements and restrictions on the import or export of some technologies in the future. In addition, from time to time, governmental agencies have proposed additional regulation of encryption technology, such as requiring the escrow and governmental recovery of private encryption keys. Although we do not believe that any of our products currently require an export license, if our products or components of our products become subject to governmental regulation of encryption technology or other governmental regulation of imports or exports, we may be required to obtain import or export approval for such products, which could increase our costs and harm our international and domestic sales. In addition, failure to comply with such regulations could result in penalties, costs and restrictions on export privileges, which would harm our results of operations.

Regulations related to “conflict minerals” may force us to incur additional expenses, may result in damage to our business reputation and may adversely impact our ability to conduct our business.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we are required to adhere to certain reporting and other requirements regarding the use of certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in our products. Some of these metals are commonly used in electronic equipment and devices, including our products. These requirements require that we investigate, disclose and report whether or not any such metals in our products originated from the Democratic Republic of Congo or adjoining countries. We do not directly source any of our own raw conflict minerals, rather we have a complex supply chain, with numerous suppliers for the components and parts used in each of our products. As a result, we incur costs to comply with the diligence and disclosure requirements of Dodd-Frank Act. In addition, because our supply chain is so complex, we may not be able to sufficiently verify the origin of all relevant metals used in our products through the due diligence procedures that we implement. We may incur reputational damage if we determine that any of our products contain minerals or derivative metals that are not conflict free or if we are unable to sufficiently verify the source for all conflict minerals used in our products through the procedures we may implement. Furthermore, key components and parts that can be shown to be “conflict free” may not be available to us in sufficient quantity, or at all, or may only be available at significantly higher cost to us. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. Any of these outcomes could adversely affect our business, financial condition or operating results.

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

We have a limited history of marketing, selling, and supporting our products and services internationally. However, international revenue (excluding Canada) accounted for 24% of our total revenue for the three months ended March 31, 2019, and that percentage may grow in the future.  As a result, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing, and retaining international dealers, distributors, and international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in productivity in foreign markets.

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

On June 23, 2016, the citizens of the United Kingdom approved a referendum to leave the European Union (“Brexit”), which led to significant political, economic and legal uncertainty. On March 29, 2017, the United Kingdom provided its official notice to the European Council that it intends to leave the European Union, triggering the two-year transitionary period, which was set to expire on March 29, 2019, but was extended until October 31, 2019, in order to give Britain and the European Union more time to negotiate a mutually agreeable exit framework.  There is still considerable uncertainty about how the new relationship will be implemented. Given the lack of comparable precedent, it is unclear how Brexit will affect economic conditions in the United Kingdom, the European Union, or globally, and Control4 specifically. Because we have sales throughout the European Union and offices in England and Germany, it is possible that Brexit could disrupt our current business structure in the European Union and may require us to restructure some or all of our operations in this region.  In addition, the resulting fluctuation in currencies and market conditions may adversely affect our business, results of operations and financial condition.

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

As of March 31, 2019, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, 25% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to significantly influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, control or significantly influence most matters related to the management and affairs of our company. Accordingly, this concentration of ownership and managerial authority might harm the market price of our common stock by:

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2019, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

During the three months ended March 31, 2019, the Company repurchased 139,782 shares for $2.5 million. The Company has $13.6 million remaining under the share repurchase program as of March 31, 2019.

			Total	Dollar Value
			Number of	of Shares
			Shares	that May
			Purchased as	Yet Be
	Total		Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Plan
Period	Purchased	Per Share(1)	Plan	(in thousands)
February 1 - February 28, 2019	139,782	$18.04	139,782
	139,782		139,782	$13,606

(1) These amounts include fees and commissions associated with the share repurchase

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

2.1	Agreement and Plan of Merger by and among Wirepath Home Systems, LLC, Copper Manager Sub, Inc., and Control4 Corporation.	8-K	2.1	May 9, 2019

3.1	Amended and Restated Certificate of Incorporation.	10-Q	3.1	August 30, 2013

3.2	Amended and Restated Bylaws.	S-1	3.4	July 1, 2013

4.1	Form of Common Stock certificate of the Registrant.	S-1/A	4.1	July 18, 2013

21.1	List of Subsidiaries of the Registrant	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: May 10, 2019		CONTROL4 CORPORATION

	By:	/s/ Mark Novakovich
Mark Novakovich
Chief Financial Officer
(Principal Financial and Accounting Officer)